Form 10-Q
period 2020-06-30
WABASH NATIONAL Corp
filed 2020-07-29
CIK 879526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of common stock outstanding at July 24, 2020 was 52,912,988.

WABASH NATIONAL CORPORATION
FORM 10-Q

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements
WABASH NATIONAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	June 30, 2020	December 31, 2019
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$135,993	$140,516
Accounts receivable, net	123,952	172,737
Inventories	201,068	186,914
Prepaid expenses and other	41,836	41,222
Total current assets	502,849	541,389
Property, plant, and equipment, net	218,637	221,346
Goodwill	204,418	311,026
Intangible assets, net	178,836	189,898
Other assets	37,525	40,932
Total assets	$1,142,265	$1,304,591
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$—	$—
Current portion of finance lease obligations	337	327
Accounts payable	124,747	134,821
Other accrued liabilities	107,030	124,230
Total current liabilities	232,114	259,378
Long-term debt	455,800	455,386
Finance lease obligations	206	378
Deferred income taxes	35,179	37,576
Other non-current liabilities	25,749	30,885
Total liabilities	749,048	783,603
Commitments and contingencies
Stockholders’ equity:
Common stock 200,000,000 shares authorized, $0.01 par value, 52,906,115 and 53,473,620 shares outstanding, respectively	753	750
Additional paid-in capital	639,330	638,917
Retained earnings	106,656	221,841
Accumulated other comprehensive losses	(6,915)	(3,978)
Treasury stock at cost, 22,500,750 and 21,640,109 common shares, respectively	(346,607)	(336,542)
Total stockholders' equity	393,217	520,988
Total liabilities and stockholders’ equity	$1,142,265	$1,304,591

The accompanying notes are an integral part of these Condensed Consolidated Statements.

WABASH NATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited – dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net sales	$339,153	$626,053	$726,227	$1,159,227
Cost of sales	304,832	538,403	655,163	1,002,887
Gross profit	34,321	87,650	71,064	156,340
General and administrative expenses	19,633	26,509	45,825	56,649
Selling expenses	4,886	8,494	12,884	16,717
Amortization of intangible assets	5,493	5,109	10,988	10,238
Impairment and other, net	(1,690)	—	105,424	—
Income (loss) from operations	5,999	47,538	(104,057)	72,736
Other income (expense):
Interest expense	(5,882)	(7,020)	(12,154)	(14,110)
Other, net	285	1,081	405	912
Other expense, net	(5,597)	(5,939)	(11,749)	(13,198)
Income (loss) before income tax expense (benefit)	402	41,599	(115,806)	59,538
Income tax expense (benefit)	548	10,639	(9,013)	13,798
Net (loss) income	$(146)	$30,960	$(106,793)	$45,740

Net (loss) income per share:
Basic	$0.00	$0.56	$(2.01)	$0.83
Diluted	$0.00	$0.56	$(2.01)	$0.82
Weighted average common shares outstanding (in thousands):
Basic	52,874	55,197	53,015	55,233
Diluted	52,874	55,668	53,015	55,719

Dividends declared per share	$0.08	$0.08	$0.16	$0.16

The accompanying notes are an integral part of these Condensed Consolidated Statements.

WABASH NATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited – dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net (loss) income	$(146)	$30,960	$(106,793)	$45,740
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	318	(115)	(1,318)	183
Unrealized gain (loss) on derivative instruments	2,264	78	(1,619)	(736)
Total other comprehensive income (loss)	2,582	(37)	(2,937)	(553)
Comprehensive income (loss)	$2,436	$30,923	$(109,730)	$45,187

The accompanying notes are an integral part of these Condensed Consolidated Statements.

WABASH NATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited – dollars in thousands)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities
Net (loss) income	$(106,793)	$45,740
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Depreciation	11,657	10,957
Amortization of intangibles	10,988	10,238
Net (gain) loss on sale of property, plant and equipment	(1,690)	481
Loss on debt extinguishment	—	53
Deferred income taxes	(2,648)	(2,214)
Stock-based compensation	416	5,377
Impairment	107,114	—
Non-cash interest expense	535	523
Accounts receivable	48,785	10,886
Inventories	(14,154)	(80,163)
Prepaid expenses and other	(8,195)	(325)
Accounts payable and accrued liabilities	(22,126)	58,210
Other, net	(1,235)	1,210
Net cash provided by operating activities	22,654	60,973
Cash flows from investing activities
Capital expenditures	(10,921)	(14,995)
Proceeds from the sale of property, plant, and equipment	2,725	38
Net cash used in investing activities	(8,196)	(14,957)
Cash flows from financing activities
Proceeds from exercise of stock options	—	55
Dividends paid	(8,742)	(9,061)
Borrowings under revolving credit facilities	45,449	288
Payments under revolving credit facilities	(45,449)	(288)
Principal payments under finance lease obligations	(162)	(152)
Principal payments under term loan credit facility	—	(15,470)
Debt issuance costs paid	(12)	(71)
Stock repurchase	(10,065)	(13,852)
Net cash used in financing activities	(18,981)	(38,551)
Cash and cash equivalents:
Net (decrease) increase in cash, cash equivalents, and restricted cash	(4,523)	7,465
Cash, cash equivalents and restricted cash at beginning of period	140,516	132,690
Cash, cash equivalents, and restricted cash at end of period	$135,993	$140,155
Supplemental disclosures of cash flow information:
Cash paid for interest	$11,732	$13,661
(Refunds received) cash paid for income taxes	$(520)	$10,567

The accompanying notes are an integral part of these Condensed Consolidated Statements.

WABASH NATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited – dollars in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Losses	Treasury Stock	Total
	Shares	Amount
Balances at December 31, 2019	53,473,620	$750	$638,917	$221,841	$(3,978)	$(336,542)	$520,988
Net loss for the period				(106,647)			(106,647)
Foreign currency translation and other					(1,636)		(1,636)
Stock-based compensation	141,223	3	(920)				(917)
Stock repurchase	(766,122)					(10,051)	(10,051)
Common stock dividends				(3,885)			(3,885)
Unrealized loss on derivative instruments, net of tax					(3,883)		(3,883)
Balances at March 31, 2020	52,848,721	$753	$637,997	$111,309	$(9,497)	$(346,593)	$393,969
Net loss for the period				(146)			(146)
Foreign currency translation and other					318		318
Stock-based compensation	57,394	—	1,333				1,333
Stock repurchase						(14)	(14)
Common stock dividends				(4,507)			(4,507)
Unrealized gain on derivative instruments, net of tax					2,264		2,264
Balances at June 30, 2020	52,906,115	$753	$639,330	$106,656	$(6,915)	$(346,607)	$393,217

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Losses	Treasury Stock	Total
	Shares	Amount
Balances at December 31, 2018	55,135,788	$744	$629,039	$150,244	$(3,343)	$(302,835)	$473,849
Net income for the period				14,780			14,780
Foreign currency translation and other					298		298
Stock-based compensation	273,158	5	2,581				2,586
Stock repurchase						(2,635)	(2,635)
Common stock dividends				(4,512)			(4,512)
Unrealized loss on derivative instruments, net of tax					(814)		(814)
Stock option exercises	15,187		54				54
Balances at March 31, 2019	55,424,133	$749	$631,674	$160,512	$(3,859)	$(305,470)	$483,606
Net income for the period				30,960			30,960
Foreign currency translation and other					(115)		(115)
Stock-based compensation	26,639	—	2,791				2,791
Stock repurchase	(775,081)					(11,217)	(11,217)
Common stock dividends				(4,538)			(4,538)
Unrealized gain on derivative instruments, net of tax					78		78
Balances at June 30, 2019	54,675,691	$749	$634,465	$186,934	$(3,896)	$(316,687)	$501,565

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

The Company did not perform in-line with expectations during the first quarter of 2020, partially as a result of the ongoing COVID-19 pandemic. In addition, subsequent to December 31, 2019, the Company’s share price and market capitalization declined. As a result, indicators of impairment were identified and the Company performed an interim quantitative assessment as of March 31, 2020, utilizing a combination of the income and market approaches, which were weighted evenly. The results of the quantitative analysis indicated the carrying value of the FMP and Tank Trailers reporting units exceeded their respective fair values and, accordingly, goodwill impairment charges of $95.8 million and $11.0 million, respectively, were recorded during the first quarter of 2020. The goodwill impairment charges, which are based on Level 3 fair value measurements, are included in Impairment and other, net in the Condensed Consolidated Statements of Operations. The Company considered whether there were any indicators of impairment during the three months ended June 30, 2020 and concluded there were none.
For the period ended June 30, 2020, the changes in the carrying amounts of goodwill were as follows (in thousands):

	Commercial Trailer Products	Diversified Products	Final Mile Products	Total
Balance at December 31, 2018
Goodwill	$4,288	$145,688	$167,715	$317,691
Accumulated impairment losses	(1,663)	(4,944)	—	(6,607)
Net balance as of December 31, 2018	2,625	140,744	167,715	311,084
Impact of divestiture on goodwill	—	(4,944)	—	(4,944)
Impact of divestiture on accumulated impairment losses	—	4,944	—	4,944
Effects of foreign currency	—	(58)	—	(58)
Balance as of December 31, 2019
Goodwill	4,288	140,686	167,715	312,689
Accumulated impairment losses	(1,663)	—	—	(1,663)
Net balance as of December 31, 2019	2,625	140,686	167,715	311,026
Goodwill impairments	—	(10,971)	(95,766)	(106,737)
Effects of foreign currency	—	131	—	131
Balance at March 31, 2020
Goodwill	4,288	140,817	167,715	312,820
Accumulated impairment losses	(1,663)	(10,971)	(95,766)	(108,400)
Net balance as of March 31, 2020	2,625	129,846	71,949	204,420
Goodwill impairments	—	—	—	—
Effects of foreign currency	—	(2)	—	(2)
Balance at June 30, 2020
Goodwill	4,288	140,815	167,715	312,818
Accumulated impairment losses	(1,663)	(10,971)	(95,766)	(108,400)
Net balance as of June 30, 2020	$2,625	$129,844	$71,949	$204,418

5. INVENTORIES
Inventories consist of the following components (in thousands):

	June 30, 2020	December 31, 2019
Raw materials and components	$103,347	$105,332
Finished goods	74,573	58,224
Work in progress	13,421	14,269
Aftermarket parts	7,462	6,590
Used trailers	2,265	2,499
	$201,068	$186,914

6. PREPAID EXPENSES
Prepaid expenses and other current assets consist of the following (in thousands):

	June 30, 2020	December 31, 2019
Chassis converter pool agreements	$3,527	$10,164
Assets held for sale	3,020	3,020
Income tax receivables	12,326	8,701
Insurance premiums & maintenance agreements	7,154	3,217
All other	15,809	16,120
	$41,836	$41,222
Chassis converter pool agreements represent chassis transferred to the Company on a restricted basis by the manufacturer, who retains the sole authority to authorize commencement of work on the chassis and to make certain other decisions with respect to the chassis including the terms and pricing of sales to the manufacturer’s dealers. Assets held for sale are primarily related to the Company’s remaining retail location and unused land parcels, which are actively being marketed for sale. Insurance premiums and maintenance agreements are charged to expenses over the contractual life, which is generally one year or less. Additionally, prepaid expenses include contract assets related to contracts for which the Company recognizes revenue over time as services are completed. There is no restricted cash included in prepaid expenses and other current assets as of June 30, 2020 and December 31, 2019.
7. DEBT
Long-term debt consists of the following (in thousands):

	June 30, 2020	December 31, 2019
Senior notes due 2025	$325,000	$325,000
Term loan credit agreement due 2022	135,228	135,228
	460,228	460,228
Less: unamortized discount and fees	(4,428)	(4,842)
Less: current portion	—	—
	$455,800	$455,386
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
The indenture for the Senior Notes contains customary events of default and covenants. As of June 30, 2020, the Company was in compliance with all covenants, and while the duration and severity of the COVID-19 pandemic are unknown at this time, the Company does not anticipate that the pandemic will impact its ability to remain in compliance with these covenants.
Contractual coupon interest expense and accretion of discount and fees for the Senior Notes was $4.6 million and $9.3 million for the three- and six-month periods ended June 30, 2020, respectively, while contractual coupon interest expense and accretion of discount and fees for the Senior Notes was $4.6 million and $9.2 million for the three- and six-month periods ended June 30,

2019, respectively. Contractual coupon interest expense and accretion of discount and fees are included in Interest expense on the Company’s Condensed Consolidated Statements of Operations.
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
During the three-month period ended March 31, 2020, the Company drew $45.0 million under the Revolving Credit Agreement in response to the uncertainty caused by the COVID-19 pandemic as a precautionary measure. During the second quarter of 2020, the Company repaid the $45.0 million in outstanding borrowings, and as of June 30, 2020 there were no amounts outstanding under the Revolving Credit Facility. The Company was in compliance with all covenants as of June 30, 2020, and while the duration and severity of the COVID-19 pandemic are unknown at this time, the Company does not anticipate that the pandemic will impact its ability to remain in compliance with these covenants. For the three- and six-month periods ended June 30, 2020, the Company paid approximately $0.2 million of interest under the Revolving Credit Agreement. During the three- and six-month periods ended June 30, 2019, the Company had no outstanding borrowings under the Revolving Credit Agreement and paid no interest. The Company’s liquidity position, defined as cash on hand and available borrowing capacity on the Revolving Credit Facility, amounted to $303.6 million as of June 30, 2020, and $308.1 million as of December 31, 2019.
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

The Term Loan Credit Agreement contains various customary covenants. As of June 30, 2020, the Company was in compliance with all covenants, and while the duration and severity of the COVID-19 pandemic are unknown at this time, the Company does not anticipate that the pandemic will impact its ability to remain in compliance with these covenants.
For the three-month period ended June 30, 2020, under the Term Loan Credit Agreement the Company paid interest of $1.0 million and made no principal payments. For the three-month period ended June 30, 2019, the Company paid interest of $2.2 million and made principal payments of $15.0 million. For the six-month period ended June 30, 2020, the Company paid interest of $2.4 million and made no principal payments. For the six-month period ended June 30, 2019, the Company paid interest of $4.4 million and made principal payments of $15.5 million. As of June 30, 2020, the Company had $135.2 million outstanding under the Term Loan Credit Agreement, of which none was classified as current on the Company’s Condensed Consolidated Balance Sheets.
For each three-month period ended June 30, 2020 and 2019, the Company incurred charges of less than $0.1 million, and $0.1 million for each six-month period ended June 30, 2020 and 2019, for amortization of fees and original issuance discount, which is included in Interest expense in the Condensed Consolidated Statements of Operations.
8. FINANCIAL DERIVATIVE INSTRUMENTS
Commodity Pricing Risk
As of June 30, 2020, the Company was party to commodity swap contracts for specific commodities with notional amounts of approximately $38.4 million. The Company uses commodity swap contracts to mitigate the risks associated with fluctuations in commodity prices impacting its cash flows related to inventory purchases from suppliers. The Company does not hedge all commodity price risk.
At inception, the Company designated the commodity swap contracts as cash flow hedges. The contracts mature at specified monthly settlement dates and will be recognized into earnings through January 2021. The effective portion of the hedging transaction is recognized in Accumulated Other Comprehensive Income (“AOCI”) and transferred to earnings when the forecasted hedged transaction takes place or when the forecasted hedged transaction is no longer probable to occur.
Financial Statement Presentation
As of June 30, 2020 and December 31, 2019, the fair value carrying amount of the Company’s derivative instruments were recorded as follows (in thousands):

		Asset / (Liability) Derivatives
	Balance Sheet Caption	June 30, 2020	December 31, 2019
Derivatives designated as hedging instruments
Commodity swap contracts	Prepaid expenses and other	$347	$1,290
Commodity swap contracts	Other accrued liabilities	(5,083)	(3,216)
Total derivatives designated as hedging instruments		$(4,736)	$(1,926)
The following table summarizes the gain or loss recognized in AOCI as of June 30, 2020 and December 31, 2019 and the amounts reclassified from AOCI into earnings for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Amount of Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion, net of tax)		Location of Gain (Loss) Reclassified from AOCI into Earnings (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Earnings

	June 30, 2020	December 31, 2019		Three Months Ended June 30,		Six Months Ended June 30,
				2020	2019	2020	2019
Derivatives instruments
Commodity swap contracts	$(3,731)	$(2,112)	Cost of sales	$(2,398)	$(478)	$(4,183)	$(646)

Over the next 12 months, the Company expects to reclassify approximately $5.0 million of pretax deferred losses, related to the commodity swap contracts, from AOCI to cost of sales as inventory purchases are settled.

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
The Company leases certain industrial spaces, office space, land, and equipment. Some leases include one or more options to renew, with renewal terms that can extend the lease term from generally one to 5 years. The exercise of lease renewal options is at the Company’s sole discretion, and are included in the lease term only to the extent such renewal options are reasonably certain of being exercised at lease commencement. Certain leases also include options to purchase the leased property. The depreciable life of assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise. During the three months ended June 30, 2020, leased assets obtained in exchange for new operating lease liabilities totaled approximately $0.6 million. As of June 30, 2020, leases that the Company has signed but have not yet commenced are immaterial.
Leased assets and liabilities included within the Condensed Consolidated Balance Sheets consist of the following (in thousands):

	Classification	June 30, 2020	December 31, 2019
Right-of-Use Assets
Operating	Other assets	$12,937	$14,246
Finance	Property, plant and equipment, net of depreciation	2,873	2,945
Total leased ROU assets		$15,810	$17,191
Liabilities
Current
Operating	Other accrued liabilities	$4,343	$4,369
Finance	Current portion of finance lease obligations	337	327
Noncurrent
Operating	Non-current liabilities	8,839	10,041
Finance	Finance lease obligations	206	378
Total lease liabilities		$13,725	$15,115

Lease costs included in the Condensed Consolidated Statements of Operations consist of the following (in thousands):

	Classification	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019
Operating lease cost	Cost of sales, selling expenses and general and administrative expense	$1,229	$1,126
Finance lease cost
Amortization of ROU leased assets	Depreciation and amortization	36	36
Interest on lease liabilities	Interest expense	12	17
Net lease cost		$1,277	$1,179

	Classification	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Operating lease cost	Cost of sales, selling expenses and general and administrative expense	$2,627	$2,198
Finance lease cost
Amortization of ROU leased assets	Depreciation and amortization	72	72
Interest on lease liabilities	Interest expense	33	35
Net lease cost		$2,732	$2,305

Maturity of the Company’s lease liabilities as of June 30, 2020 is as follows (in thousands):

	Operating Leases	Finance Leases	Total
2020 (remainder)	$2,476	$180	$2,656
2021	4,661	361	5,022
2022	3,020	30	3,050
2023	2,102	—	2,102
2024	1,007	—	1,007
Thereafter	1,251	—	1,251
Total lease payments	$14,517	$571	$15,088
Less: interest	1,335	28
Present value of lease payments	$13,182	$543

As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. Remaining lease term and discount rates are as follows:

	June 30, 2020	December 31, 2019
Weighted average remaining lease term (years)
Operating leases	3.8	4.0
Finance leases	1.6	2.1
Weighted average discount rate
Operating leases	5.06%	5.17%
Finance leases	6.16%	6.16%

Lease costs included in the Condensed Consolidated Statements of Cash Flows are as follows (in thousands):

	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$2,604	$2,124
Operating cash flows from finance leases	$19	$35
Financing cash flows from finance leases	$162	$152

10. OTHER ACCRUED LIABILITIES
The following table presents the major components of Other accrued liabilities (in thousands):

	June 30, 2020	December 31, 2019
Warranty	$21,933	$22,575
Chassis converter pool agreements	3,527	10,164
Payroll and related taxes	10,314	25,263
Customer deposits	28,964	19,324
Self-insurance	12,898	12,934
Accrued interest	4,583	4,696
Operating lease obligations	4,343	4,369
Accrued taxes	6,944	10,344
All other	13,524	14,561
	$107,030	$124,230
The following table presents the changes in the product warranty accrual included in Other accrued liabilities (in thousands):

	2020	2019
Balance as of January 1	$22,575	$22,247
Provision for warranties issued in current year	2,302	1,948
Payments	(2,944)	(1,183)
Balance as of June 30	$21,933	$23,012
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

Fair value measurements and the fair value hierarchy level for the Company’s assets and liabilities measured at fair value on a recurring basis, are shown below (in thousands):

	Frequency	Asset / (Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2020
Commodity swap contracts	Recurring	(4,736)	—	(4,736)	—
Mutual funds	Recurring	5,256	5,256	—	—
Life-insurance contracts	Recurring	14,624	—	14,624	—
December 31, 2019
Commodity swap contracts	Recurring	(1,926)	—	(1,926)	—
Mutual funds	Recurring	7,367	7,367	—	—
Life-insurance contracts	Recurring	15,072	—	15,072	—
Estimated Fair Value of Debt
The estimated fair value of debt at June 30, 2020 consists primarily of the Senior Notes due 2025 and borrowings under the Term Loan Credit Agreement (see Note 7). The fair value of the Senior Notes due 2025 and Term Loan Credit Agreement are based upon third party pricing sources, which generally do not represent daily market activity or represent data obtained from an exchange, and are classified as Level 2. The interest rates on the Company’s borrowings under the Revolving Credit Facility are adjusted regularly to reflect current market rates and thus when any amounts are outstanding carrying value approximates fair value for these borrowings.
The Company’s carrying and estimated fair value of debt at June 30, 2020 and December 31, 2019 were as follows (in thousands):

	June 30, 2020				December 31, 2019
	Carrying Value	Fair Value			Carrying Value	Fair Value
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Instrument
Senior Notes due 2025	$320,902	$—	$292,839	$—	$320,572	$—	$320,572	$—
Term Loan Credit Agreement	134,898	—	129,502	—	134,814	—	134,814	—
	$455,800	$—	$422,341	$—	$455,386	$—	$455,386	$—
The fair value of debt is based on current public market prices for disclosure purposes only. Unrealized gains or losses are not recognized in the financial statements as long-term debt is presented at carrying value, net of unamortized premium or discount and unamortized deferred financing costs.
12. COMMITMENTS AND CONTINGENCIES
As of June 30, 2020, the Company was named as a defendant or was otherwise involved in numerous legal proceedings and governmental examinations, in connection with the conduct of its business activities, in various jurisdictions, both in the United States and internationally. On the basis of information currently available to it, management does not believe that existing proceedings and investigations will have a material impact on our consolidated financial condition or liquidity if determined in a manner adverse to the Company. However, such matters are unpredictable, and we could incur judgments or enter into settlements for current or future claims that could materially and adversely affect our financial statements. Costs associated with the litigation and settlements of legal matters are reported within General and administrative expenses in the Condensed Consolidated Statements of Operations.
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
On November 13, 2019, the Company received a notice that it was considered one of several PRP’s by the Indiana Department of Environmental Management (“IDEM”) under CERCLA and state law related to substances found in soil and groundwater at a property located at 817 South Earl Avenue, Lafayette, Indiana (“the Site”). The Company has never owned or operated the Site, but the Site is near certain of the Company’s owned properties. The Company has agreed to implement a limited work plan to further investigate the source of the contamination at the Site and has worked with IDEM and other PRP’s to finalize the terms of the work plan. The Company expects to submit its initial site investigation report to IDEM during the third quarter of 2020. As of June 30, 2020, based on the information available, the Company does not expect this matter to have a material adverse effect on its financial condition or results of operations.
Chassis Converter Pool Agreements
The Company, through Supreme, obtains most vehicle chassis for its specialized vehicle products directly from the chassis manufacturers under converter pool agreements. Chassis are obtained from the manufacturers based on orders from customers, and in some cases, for unallocated orders. The agreements generally state that the manufacturer will provide a supply of chassis to be maintained at the Company’s facilities with the condition that we will store such chassis and will not move, sell, or otherwise dispose of such chassis except under the terms of the agreement. In addition, the manufacturer typically retains the sole authority to authorize commencement of work on the chassis and to make certain other decisions with respect to the chassis including the terms and pricing of sales of the chassis to the manufacturer’s dealers. The manufacturer also does not transfer the certificate of origin to the Company nor permit the Company to sell or transfer the chassis to anyone other than the manufacturer (for ultimate resale to a dealer). Although the Company is party to related finance agreements with manufacturers, the Company has not historically settled, nor expects to in the future settle, any related obligations in cash. Instead, the obligation is settled by the manufacturer upon reassignment of the chassis to an accepted dealer, and the dealer is invoiced for the chassis by the manufacturer. Accordingly, as of June 30, 2020, the Company’s outstanding chassis converter pool with the manufacturer totaled $3.5 million and has included this financing agreement on the Company’s Condensed Consolidated Balance Sheets within Prepaid expenses and other and Other accrued liabilities. All other chassis programs through its Supreme subsidiary are handled as consigned inventory belonging to the manufacturer and totaled approximately $1.9 million. Under these agreements, if the chassis is not delivered to a customer within a specified time frame the Company is required to pay a finance or storage charge on the chassis. Additionally, the Company receives finance support funds from manufacturers when the chassis are assigned into the Company’s chassis pool. Typically, chassis are converted and delivered to customers within 90 days of the receipt of the chassis by the Company.

13. NET (LOSS) INCOME PER SHARE
Basic earnings per share is calculated based on the weighted average number of common shares outstanding during the period. Diluted earnings per share is determined based on the weighted average number of common shares outstanding during the period combined with the incremental average common shares that would have been outstanding assuming the conversion of all potentially dilutive common shares into common shares as of the earliest date possible. The calculation of basic and diluted net (loss) income per share is determined using net (loss) income applicable to common stockholders as the numerator and the number of shares included in the denominator as shown below (in thousands, except per share amounts). Due to the net loss applicable to common stockholders for the three and six months ended June 30, 2020, no securities had a dilutive impact for these periods.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Basic net (loss) income per share:
Net (loss) income applicable to common stockholders	$(146)	$30,960	$(106,793)	$45,740
Weighted average common shares outstanding	52,874	55,197	53,015	55,233
Basic net (loss) income per share	$0.00	$0.56	$(2.01)	$0.83

Diluted net (loss) income per share:
Net (loss) income applicable to common stockholders	$(146)	$30,960	$(106,793)	$45,740

Weighted average common shares outstanding	52,874	55,197	53,015	55,233
Dilutive stock options and restricted stock	—	471	—	486
Diluted weighted average common shares outstanding	52,874	55,668	53,015	55,719
Diluted net (loss) income per share	$0.00	$0.56	$(2.01)	$0.82

14. STOCK-BASED COMPENSATION
The Company recognizes all share-based payments based upon their fair value. The Company grants restricted stock units subject to specific service, performance, and/or market conditions. The Company’s policy is to recognize expense for awards that have service conditions only subject to graded vesting using the straight-line attribution method. The fair value of service and performance based units is based on the market price of a share of underlying common stock at the date of grant. The fair value of the market based units is based on a lattice valuation model. The amount of compensation costs related to restricted stock units and performance units not yet recognized was $15.9 million at June 30, 2020, for which the expense will be recognized through 2023.
15. STOCKHOLDERS’ EQUITY
Share Repurchase Program
On November 14, 2018, the Board of Directors approved the extension of the Company’s existing stock repurchase program for an additional three-year period and authorized up to an additional $100 million in repurchases. Stock repurchases under this program may be made in the open market or in private transactions at times and in amounts determined by the Company. As of June 30, 2020, $60.2 million remained available under the program.
Common and Preferred Stock
The Board of Directors has the authority to issue common and unclassed preferred stock of up to 200 million shares and 25 million shares, respectively, with par value of $0.01 per share, as well as to fix dividends, voting and conversion rights, redemption provisions, liquidation preferences and other rights and restrictions.

Accumulated Other Comprehensive Income
Changes in AOCI by component, net of tax, for the six months ended June 30, 2020 are summarized as follows (in thousands):

	Foreign Currency Translation	Derivative Instruments	Total
Balances at December 31, 2019	$(1,866)	$(2,112)	$(3,978)
Net unrealized gains (losses) arising during the period(a)	(1,636)	(5,217)	(6,853)
Less: Net realized gains (losses) reclassified to net (loss) income(b)	—	(1,334)	(1,334)
Net change during the period	(1,636)	(3,883)	(5,519)
Balances at March 31, 2020	(3,502)	(5,995)	(9,497)
Net unrealized gains (losses) arising during the period(c)	318	470	788
Less: Net realized gains (losses) reclassified to net income(d)	—	(1,794)	(1,794)
Net change during the period	318	2,264	2,582
Balances at June 30, 2020	(3,184)	(3,731)	(6,915)
—————————
(a) Derivative instruments net of $1,759 thousand of tax benefit for the three months ended March 31, 2020.
(b) Derivative instruments net of $451 thousand of tax benefit for the three months ended March 31, 2020.
(c) Derivative instruments net of $158 thousand of tax liability for the three months ended June 30, 2020.
(d) Derivative instruments net of $604 thousand of tax benefit for the three months ended June 30, 2020.

Changes in AOCI by component, net of tax, for the six months ended June 30, 2019 are summarized as follows (in thousands):

	Foreign Currency Translation	Derivative Instruments	Total
Balances at December 31, 2018	$(2,578)	$(765)	$(3,343)
Net unrealized gains (losses) arising during the period(e)	298	(939)	(641)
Less: Net realized gains (losses) reclassified to net income(f)	—	(125)	(125)
Net change during the period	298	(814)	(516)
Balances at March 31, 2019	(2,280)	(1,579)	(3,859)
Net unrealized gains (losses) arising during the period(g)	(115)	(279)	(394)
Less: Net realized gains (losses) reclassified to net income(h)	—	(357)	(357)
Net change during the period	(115)	78	(37)
Balances at June 30, 2019	(2,395)	(1,501)	(3,896)
—————————
(e) Derivative instruments net of $308 thousand of tax benefit for the three months ended March 31, 2019.
(f) Derivative instruments net of $42 thousand of tax benefit for the three months ended March 31, 2019.
(g) Derivative instruments net of $93 thousand of tax benefit for the three months ended June 30, 2019.
(h) Derivative instruments net of $121 thousand of tax benefit for the three months ended June 30, 2019.

16. INCOME TAXES
On March 27, 2020, the United States enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) in response to the COVID-19 pandemic. Certain provisions of the legislation had a significant impact on the expected annual effective tax rate, income tax payable, and deferred income tax positions of the Company for the three- and six- month periods ended June 30, 2020. The Company continues to evaluate the provisions of the CARES Act.
For the three months ended June 30, 2020, the Company recognized income tax expense of $0.5 million compared to $10.6 million for the same period in the prior year. The effective tax rate for this period was 136.3% compared to 25.6% for the same period in the prior year. The Company recognized an income tax benefit of $9.0 million in the first six months of 2020 compared to expense of $13.8 million for the same period in the prior year. The effective tax rates for the first six months of 2020 and 2019 were 7.8% and 23.2%, respectively. For the first six months of 2020, these effective tax rates differ from the US Federal statutory rate of 21% primarily due to the impact of state and local taxes, impairment of non-deductible goodwill, provisions related to the CARES Act, and discrete items incurred related to stock-based compensation. For the first six months of 2019, these effective tax rates differ from the US Federal statutory rate of 21% primarily due to the impact of state and local taxes and recognition of excess tax benefits on share-based compensation.
17. LONG-LIVED ASSETS
During the second quarter of 2020, the Company sold property, plant, and equipment assets for proceeds totaling $2.7 million and recognized a net gain on sale of approximately $1.7 million. The net gain on sale is included in Impairment and other, net in the Condensed Consolidated Statements of Operations.
18. SEGMENTS
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

Reportable segment information is as follows (in thousands):

Three Months Ended June 30, 2020	Commercial Trailer Products	Diversified Products	Final Mile Products	Corporate and Eliminations	Consolidated
Net sales
External customers	$232,247	$56,074	$50,832	$—	$339,153
Intersegment sales	7	7,877	—	(7,884)	—
Total net sales	$232,254	$63,951	$50,832	$(7,884)	$339,153

Income (loss) from operations	$18,599	$2,242	$(6,569)	$(8,273)	$5,999
Assets	$347,072	$289,927	$370,915	$134,351	$1,142,265

Three Months Ended June 30, 2019	Commercial Trailer Products	Diversified Products	Final Mile Products	Corporate and Eliminations	Consolidated
Net sales
External customers	$400,401	$90,835	$134,817	$—	$626,053
Intersegment sales	463	6,191	—	(6,654)	—
Total net sales	$400,864	$97,026	$134,817	$(6,654)	$626,053

Income (loss) from operations	$39,918	$8,911	$9,221	$(10,512)	$47,538
Assets	$358,880	$337,197	$496,733	$182,019	$1,374,829

Six Months Ended June 30, 2020	Commercial Trailer Products	Diversified Products	Final Mile Products	Corporate and Eliminations	Consolidated
Net sales
External customers	$483,192	$131,933	$111,102	$—	$726,227
Intersegment sales	37	14,976	—	(15,013)	—
Total net sales	$483,229	$146,909	$111,102	$(15,013)	$726,227

Income (loss) from operations	$34,470	$(3,828)	$(114,610)	$(20,089)	$(104,057)
Assets	$347,072	$289,927	$370,915	$134,351	$1,142,265

Six Months Ended June 30, 2019	Commercial Trailer Products	Diversified Products	Final Mile Products	Corporate and Eliminations	Consolidated
Net sales
External customers	$740,546	$183,015	$235,666	$—	$1,159,227
Intersegment sales	1,363	13,659	—	(15,022)	—
Total net sales	$741,909	$196,674	$235,666	$(15,022)	$1,159,227

Income (loss) from operations	$66,239	$16,955	$11,090	$(21,548)	$72,736
Assets	$358,880	$337,197	$496,733	$182,019	$1,374,829

b.  Product Information
The Company offers products primarily in four general categories: (1) new trailers, (2) used trailers, (3) components, parts and service, and (4) equipment and other. The following table sets forth the major product categories and their percentage of consolidated net sales (dollars in thousands):

Three Months Ended June 30, 2020	Commercial Trailer Products	Diversified Products	Final Mile Products	Eliminations	Consolidated
New trailers	$218,753	$28,176	$—	$—	$246,929	72.8%
Used trailers	2,273	1,323	—	—	3,596	1.1%
Components, parts and service	9,571	22,166	2,453	(7,884)	26,306	7.8%
Equipment and other	1,657	12,286	48,379	—	62,322	18.4%
Total net sales	$232,254	$63,951	$50,832	$(7,884)	$339,153	100.0%

Three Months Ended June 30, 2019	Commercial Trailer Products	Diversified Products	Final Mile Products	Eliminations	Consolidated
New trailers	$385,842	$49,325	$—	$—	$435,167	69.5%
Used trailers	13	739	—	—	752	0.1%
Components, parts and service	10,622	29,007	4,447	(6,575)	37,501	6.0%
Equipment and other	4,387	17,955	130,370	(79)	152,633	24.4%
Total net sales	$400,864	$97,026	$134,817	$(6,654)	$626,053	100.0%

Six Months Ended June 30, 2020	Commercial Trailer Products	Diversified Products	Final Mile Products	Eliminations	Consolidated
New trailers	$456,654	$71,488	$—	$—	$528,142	72.7%
Used trailers	2,591	2,533	—	—	5,124	0.7%
Components, parts and service	18,843	48,248	6,175	(14,984)	58,282	8.0%
Equipment and other	5,141	24,640	104,927	(29)	134,679	18.5%
Total net sales	$483,229	$146,909	$111,102	$(15,013)	$726,227	100.0%

Six Months Ended June 30, 2019	Commercial Trailer Products	Diversified Products	Final Mile Products	Eliminations	Consolidated
New trailers	$711,661	$95,124	$—	$—	$806,785	69.6%
Used trailers	150	1,326	—	—	1,476	0.1%
Components, parts and service	20,955	64,891	7,863	(14,495)	79,214	6.8%
Equipment and other	9,143	35,333	227,803	(527)	271,752	23.4%
Total net sales	$741,909	$196,674	$235,666	$(15,022)	$1,159,227	100.0%

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
This Quarterly Report of Wabash National Corporation (together with its subsidiaries, the “Company,” “Wabash,” “we,” “our,” or “us”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Forward-looking statements may include the words “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect,” “plan” or “anticipate” and other similar words. Our “forward-looking statements” include, but are not limited to, statements regarding:
▪our business plan;
▪our ability to effectively manage and operate our business given the ongoing uncertainty caused by the COVID-19 pandemic;
▪our ability to effectively integrate Supreme and realize expected synergies and benefits from the Supreme acquisition;
▪our expected revenues, income or loss;
▪our ability to manage our indebtedness;
▪our strategic plan and plans for future operations;
▪financing needs, plans and liquidity, including for working capital and capital expenditures;
▪our ability to achieve sustained profitability;
▪reliance on certain customers and corporate relationships;
▪availability and pricing of raw materials, including the impact of tariffs or other international trade developments;
▪availability of capital and financing;
▪dependence on industry trends;
▪the outcome of any pending litigation or notice of environmental dispute;
▪export sales and new markets;
▪engineering and manufacturing capabilities and capacity, including our ability to attract and retain qualified personnel;
▪our ability to develop and commercialize new products;
▪acceptance of new technologies and products;
▪government regulation; and
▪assumptions relating to the foregoing.
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

COVID-19 Update
In March 2020, a global pandemic was declared by the World Health Organization (“WHO”) related to COVID-19. This pandemic continues to create significant uncertainties and disruption in the global economy. We are closely monitoring the most recent developments regarding the pandemic, and we continue to remain focused on the health and safety of our employees, as well as the health of our business, both in the short and long-term. We monitor, evaluate, and manage our operating plans in light of the most recent developments on an ongoing basis. Further, we are adhering to best-practice safe hygiene guidelines by recognized health experts, like the WHO, as well as any applicable government mandates related to the COVID-19 pandemic. We remain focused on business continuity and ensuring our facilities remain operational where safe and appropriate to do so.
The safety and well-being of our employees has, and will remain, our highest priority. In early March, we assembled a pandemic response team to manage the changes necessary to adapt to the rapidly-changing environment. This response team continues to meet regularly with our senior leadership team to provide updates and continuously monitor the most recent developments. Actions we have taken to protect our employees include, but are not limited to:
▪Within our factories, we are providing personal protective equipment for our employees, conducting daily health monitoring, cleaning more frequently, and have modified our operations to embrace social distancing where possible.
▪Within our office environments, a large number of our employees remain working remotely. This allows ample space for those coming in to the office to spread out and distance effectively.
▪We are utilizing daily health screenings and self-declaration for employees, contractors, and visitors, and we are encouraging employees with symptoms to stay home. In addition, senior leadership approval is required for all travel as we are making concerted efforts to avoid “hotspots” throughout the country.
▪Suspended all Company-sponsored large events, community use of our facilities, and other forms of group gatherings involving external visitors.
▪Implemented pandemic continuity plans.
We have also extended several actions implemented to address the COVID-19 impact to our business, including a temporary freeze on share repurchases, reductions to discretionary spending, business-related travel restrictions, elimination of non-essential investments, and re-prioritization of capital expenditures (including maintaining our assets to capitalize on any economic and/or industry upswings). In addition, on May 3, 2020, we completed a two-week idling of operations and Company-wide furlough that began on April 20, 2020. We completed an additional furlough during the second quarter of 2020, which included an idling of operations from June 29, 2020 through July 3, 2020. We continue to monitor the rapidly evolving situation and guidance from international and domestic authorities, including federal, state and local public health authorities, and may take additional actions based on their requirements and recommendations.
While the global market downturn and overall impacts on our operations are expected to be temporary, the duration of the impacts cannot be estimated at this time. Should the disruptions continue for an extended period of time or worsen, the impact on our production, supply chain, and overall business could have a material adverse effect on our results of operations, financial condition, and cash flows. In addition, see “Part II, Item 1A – Risk Factors,” included herein for an update to our risk factors regarding risks associated with the COVID-19 pandemic.

Results of Operations
The following table sets forth certain operating data as a percentage of net sales for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	89.9%	86.0%	90.2%	86.5%
Gross profit	10.1%	14.0%	9.8%	13.5%

General and administrative expenses	5.8%	4.2%	6.3%	4.9%
Selling expenses	1.4%	1.4%	1.8%	1.4%
Amortization of intangibles	1.6%	0.8%	1.5%	0.9%
Other operating expenses	(0.5%)	—%	14.5%	—%
Income (loss) from operations	1.8%	7.6%	(14.3)%	6.3%

Interest expense	(1.7%)	(1.1%)	(1.7)%	(1.2)%
Other, net	0.1%	0.2%	0.1%	0.1%
Income (loss) before income tax expense (benefit)	0.2%	6.7%	(15.9)%	5.2%

Income tax expense (benefit)	0.2%	1.7%	(1.2)%	1.2%
Net (loss) income	0.0%	5.0%	(14.7)%	4.0%
For the three-month period ended June 30, 2020, we recorded net sales of $339.2 million compared to $626.1 million in the prior year period. Net sales for the three-month period ended June 30, 2020 decreased $286.9 million, or 45.8%, compared to the prior year period, due primarily to 43.7% and 62.4% decreases in new trailer unit and truck body unit shipments, respectively, which contributed to decreases in sales within each of our reportable segments. The decreases in sales and shipments compared to the prior year period are primarily attributable to overall softer demand in the industry, which was worsened by the ongoing impacts of COVID-19, and has reduced demand for our products. Gross profit margin decreased to 10.1% in the second quarter of 2020 compared to 14.0% in the prior year period driven by fixed costs as a percentage of sales increasing year-over-year. While overall industry demand during the second quarter of 2020 was softer than anticipated and expected shipment and production levels for the remainder of 2020 have decreased from 2019 estimates, we continue to believe we are well-positioned to navigate this uncertain environment as we have prepared for an eventual downturn in the industry over the last two years. We are focused on the continued pursuit to implement changes to our processes and cost structure given the current environment and have taken actions at all levels of the Company to contain cost and preserve the strength of our balance sheet.
For the three-month period ended June 30, 2020, selling, general and administrative expenses declined $10.5 million as compared to the same period in 2019. The decrease compared to the same period in the prior year was primarily attributable to lower employee-related costs, including employee incentive programs, partially offset by severance-related expenses, as well as lower travel and marketing-related expenses. This decrease was due, in part, to COVID-19 related items that impacted our employee incentive programs, as well as the cost containment measures we have implemented. As a percentage of net sales, selling, general and administrative expenses increased to 7.2% in the second quarter of 2020 as compared to 5.6% in the prior year period.
Our management team continues to be focused on increasing overall stockholder value by optimizing our manufacturing operations to match the current demand environment, implementing cost savings initiatives and lean manufacturing techniques, strengthening our capital structure, developing innovative products that enable our customers to succeed, improving earnings, and continuing diversification of the business into higher margin opportunities that leverage our intellectual and process capabilities.

Three Months Ended June 30, 2020 Compared with the Three Months Ended June 30, 2019
Net Sales
Net sales in the second quarter of 2020 decreased $286.9 million, or 45.8%, compared to the second quarter of 2019. By business segment, prior to the elimination of intercompany sales, sales and related units sold were as follows (dollars in thousands):

	Three Months Ended June 30,		Change
	2020	2019	Amount	%
	(prior to elimination of intersegment sales)
Sales by Segment
Commercial Trailer Products	$232,254	$400,864	$(168,610)	(42.1%)
Diversified Products	63,951	97,026	(33,075)	(34.1%)
Final Mile Products	50,832	134,817	(83,985)	(62.3%)
Eliminations	(7,884)	(6,654)	(1,230)
Total	$339,153	$626,053	$(286,900)	(45.8%)

New Trailers	(units)
Commercial Trailer Products	8,000	14,250	(6,250)	(43.9%)
Diversified Products	400	750	(350)	(46.7%)
Total	8,400	15,000	(6,600)	(44.0%)

Used Trailers	(units)
Commercial Trailer Products	185	—	185	100.0%
Diversified Products	35	25	10	40.0%
Total	220	25	195	780.0%
Commercial Trailer Products segment sales, prior to the elimination of intersegment sales, were $232.3 million for the second quarter of 2020, a decrease of $168.6 million, or 42.1%, compared to the second quarter of 2019. New trailers shipped during the second quarter of 2020 totaled 8,000 trailers compared to 14,250 trailers in the prior year period, a decrease of 43.9%. The decrease in net sales is partially attributable to the continuing impacts of COVID-19, which have reduced demand for our products. Used trailer sales increased $2.3 million compared to the prior year period primarily due to a 185 unit increase in used trailer shipments compared to the prior year period.
Diversified Products segment sales, prior to the elimination of intersegment sales, were $64.0 million for the second quarter of 2020, a decrease of $33.1 million, or 34.1%, compared to the second quarter of 2019. Equipment sales decreased $5.7 million, or 31.6%, compared to the prior year period. New trailer shipments for the second quarter of 2020 totaled 400 units compared to 750 units in the prior year period. While new trailer sales decreased $21.1 million, or 42.9%, from the prior year period, revenue per new trailer unit increased approximately 2.6%. Sales of our parts and service product offerings totaled $14.3 million for the second quarter of 2020, a decrease of $8.5 million or 37.4% as compared to the prior year period. The decreases in our equipment sales and sales from our parts and service offerings are in part attributable to the impacts of COVID-19, which have caused reduced demand for our products.
Final Mile Products segment sales, prior to the elimination of intersegment sales, were $50.8 million in the second quarter of 2020, a decrease of $84.0 million, or 62.3%, compared to the second quarter of 2019. New truck body sales decreased $80.2 million, or 62.7%, and parts and service revenue decreased $3.8 million, or 54.5%, compared to the prior year period. The decrease in truck body sales is primarily due to a 62.5% decrease in truck body unit shipments in the second quarter of 2020 compared to the prior year period. The overall decrease in net sales compared to the prior year period is attributable to softer demand in this market segment and decreased chassis availability from our suppliers, both of which were worsened by the impacts of the ongoing COVID-19 pandemic.
Cost of Sales
Cost of sales was $304.8 million in the second quarter of 2020, a decrease of $233.6 million, or 43.4%, compared to the prior year period. Cost of sales is comprised of material costs, a variable expense, and other manufacturing costs, comprised of both fixed and variable expenses, including direct and indirect labor, outbound freight, and overhead expenses.

Commercial Trailer Products segment cost of sales was $209.9 million in the second quarter of 2020, a decrease of $144.1 million, or 40.7%, compared to the prior year period. The decrease was primarily driven by an overall decrease in manufacturing costs as a result of lower sales volumes, including a $113.4 million decrease in materials costs and a $30.7 million decrease in other manufacturing costs. The lower sales volumes were due in part to the ongoing COVID-19 pandemic.
Diversified Products segment cost of sales was $53.2 million in the second quarter of 2020, a decrease of $23.7 million, or 30.8%, compared to the prior period. The decrease in cost of sales was primarily due to lower sales volumes, which resulted in lower materials costs of $15.5 million and other manufacturing costs of $8.2 million. The lower sales volumes were partially driven by the ongoing COVID-19 pandemic.
Final Mile Product segment cost of sales was $48.9 million in the second quarter of 2020, a decrease of $64.7 million, or 57.0%, compared to the prior period. The decrease was primarily driven by a $48.1 million decrease in materials costs and a $16.6 million decrease in other manufacturing costs related to decreased sales volumes. The lower sales volumes were partially attributable to the ongoing COVID-19 pandemic.
Gross Profit
Gross profit was $34.3 million in the second quarter of 2020, a decrease of $53.3 million from the prior year period. Gross profit as a percentage of net sales was 10.1% for the second quarter of 2020, compared to 14.0% for the same period in 2019. Gross profit by segment was as follows (dollars in thousands):

	Three Months Ended June 30,		Change
	2020	2019	Amount	%
Gross Profit by Segment
Commercial Trailer Products	$22,392	$46,906	$(24,514)	(52.3%)
Diversified Products	10,761	20,123	(9,362)	(46.5%)
Final Mile Products	1,963	21,289	(19,326)	(90.8%)
Corporate and Eliminations	(795)	(668)	(127)
Total	$34,321	$87,650	$(53,329)	(60.8%)
Commercial Trailer Products segment gross profit was $22.4 million for the second quarter of 2020 compared to $46.9 million for the second quarter of 2019. Gross profit, prior to the elimination of intersegment sales, as a percentage of net sales, was 9.6% in the second quarter of 2020 compared to 11.7% in the comparative 2019 period. We made purposeful efforts to mitigate lower sales volumes due to the ongoing COVID-19 pandemic by decreasing our fixed costs, including Company-wide furloughs, headcount reductions, and other cost containment measures. However, fixed costs did not proportionately decrease with the lower sales volumes experienced during the second quarter of 2020.
Diversified Products segment gross profit was $10.8 million for the second quarter of 2020 compared to $20.1 million in the same quarter of 2019. Gross profit, prior to the elimination of intersegment sales, as a percentage of net sales, was 16.8% in the second quarter of 2020 compared to 20.7% in the 2019 period. While fixed costs decreased between periods as a result of our cost containment initiatives in response to COVID-19 impacts, the decreases in gross profit and gross profit as a percentage of net sales compared to the prior year period were primarily driven by certain fixed manufacturing costs that did not decrease at the same rate as the decrease in sales volumes.
Final Mile Products segment gross profit was $2.0 million for the second quarter of 2020 compared to $21.3 million in the same quarter of 2019. Gross profit, prior to the elimination of intersegment sales, as a percentage of net sales, was 3.9% in the second quarter of 2020 compared to 15.8% in the 2019 period. Similar to the two segments above, the decreases in gross profit and gross profit as a percentage of net sales were primarily attributable to manufacturing costs not proportionately decreasing with the decrease in sales volumes.
General and Administrative Expenses
General and administrative expenses for the second quarter of 2020 decreased $6.9 million, or 25.9%, from the prior year period. The decrease from the prior year period was largely due to a decrease of approximately $5.2 million in employee-related costs, including benefits and incentive programs, partially offset by an increase in severance-related expense. Additional decreases were attributable to lower professional service expenses and travel-related costs. These overall decreases were due in part to the impacts of the ongoing COVID-19 pandemic and our implementation of cost containment measures. As a percentage of net sales, general and administrative expenses were 5.8% for the second quarter of 2020 compared to 4.2% for the second quarter of 2019.

Selling Expenses
Selling expenses were $4.9 million in the second quarter of 2020, a decrease of $3.6 million, or 42.5%, compared to the prior year period. The decrease was due to a decrease of approximately $2.3 million in employee-related costs, including benefits and incentive programs. Additional decreases relate to lower travel-related costs and advertising and promotion expenses. These overall decreases were due in part to the impacts of the continuing COVID-19 pandemic and our implementation of cost containment measures. As a percentage of net sales, selling expenses were 1.4% for both the second quarter of 2020 and the second quarter of 2019.
Amortization of Intangibles
Amortization of intangibles was $5.5 million for the second quarter of 2020 compared to $5.1 million in the prior year period. Amortization of intangibles for both periods was the result of expenses recognized for intangible assets recorded from the acquisitions of Walker in May 2012, certain assets of Beall in February 2013, and Supreme in September 2017.
Impairment and Other, Net
Impairment and other, net of $(1.7) million in the second quarter of 2020 compared to $0.0 million in the second quarter of 2019 relates to the net gain on sale of property, plant, and equipment assets for proceeds totaling $2.7 million. We recognized a net gain on sale of approximately $1.7 million, which is included in Impairment and other, net in the Condensed Consolidated Statements of Operations.
Other Income (Expense)
Interest expense for the second quarter of 2020 totaled $5.9 million compared to $7.0 million in the second quarter of 2019. Interest expense relates to interest and non-cash accretion charges on our Term Loan Credit Agreement, Senior Notes, and Revolving Credit Agreement. The decrease from the prior year period is primarily due to our voluntary prepayments totaling approximately $50.0 million against our Term Loan Credit Agreement throughout 2019 and the significant decrease in LIBOR between periods.
Other, net for the second quarter of 2020 represented income of $0.3 million as compared to income of $1.1 million for the prior year period. Income for the current year and prior year period is primarily related to interest income.
Income Taxes
We recognized income tax expense of $0.5 million in the second quarter of 2020 compared to $10.6 million for the same period in the prior year. The effective tax rate for this period was 136.3% compared to 25.6% for the same period in the prior year. Certain provisions of the CARES Act had a significant impact on the expected annual effective tax rate, income tax payable, and deferred income tax positions of the Company for the three months ended June 30, 2020. For the second quarter of 2020, these effective tax rates differ from the US Federal statutory rate of 21% primarily due to the impact of state and local taxes, provisions related to the CARES Act, and discrete items incurred related to stock-based compensation. For the second quarter of 2019, these effective tax rates differ from the US Federal statutory rate of 21% primarily due to the impact of state and local taxes and recognition of excess tax benefits on share-based compensation.

Six Months Ended June 30, 2020 Compared with the Six Months Ended June 30, 2019
Net Sales
Net sales in the first six months of 2020 decreased $433.0 million, or 37.4%, compared to the first six months of 2019. By business segment, prior to the elimination of intercompany sales, sales and related units sold were as follows (dollars in thousands):

	Six Months Ended June 30,		Change
	2020	2019	Amount	%
	(prior to elimination of intersegment sales)
Sales by Segment
Commercial Trailer Products	$483,229	$741,909	$(258,680)	(34.9)%
Diversified Products	146,909	196,674	(49,765)	(25.3)%
Final Mile Products	111,102	235,666	(124,564)	(52.9)%
Eliminations	(15,013)	(15,022)	9
Total	$726,227	$1,159,227	$(433,000)	(37.4)%

New Trailer Shipments	(units)
Commercial Trailer Products	16,525	26,650	(10,125)	(38.0)%
Diversified Products	1,050	1,450	(400)	(27.6)%
Total	17,575	28,100	(10,525)	(37.5)%

Used Trailer Shipments	(units)
Commercial Trailer Products	220	50	170	340.0%
Diversified Products	70	50	20	40.0%
Total	290	100	190	190.0%
Commercial Trailer Products segment sales prior to the elimination of intersegment sales were $483.2 million for the first six months of 2020, a decrease of $258.7 million, or 34.9%, compared to the first six months of 2019. Trailers shipped during the first six months of 2020 totaled 16,525 trailers compared to 26,650 trailers in the prior year period, a 38.0% decrease. The decrease in net sales is partially attributable to the ongoing impacts of COVID-19, which have reduced demand for our products. Despite these headwinds, revenue per new trailer unit increased approximately 3.4% compared to the prior year period. Parts and service revenue for the six-month period of 2020 totaled $18.8 million, a decrease of $1.3 million, or 6.4%, from the prior year period. Used trailer sales increased $2.4 million compared to the prior year period primarily due to a 170 unit increase in used trailer shipments in the first six months of 2020 compared to the prior year period.
Diversified Products segment sales prior to the elimination of intersegment sales were $146.9 million for the first six months of 2020, a decrease of $49.8 million, or 25.3%, compared to the same period of 2019. Trailers shipped during the first six months of 2020 totaled 1,050 trailers compared to 1,450 trailers in the prior year period, a 27.6% decrease. The decrease in new trailer shipments compared to the prior year period resulted in a $23.6 million decrease in sales. However, revenue per new trailer unit in the current year period increased approximately 6.4%. Compared to the prior year period, equipment sales decreased $10.7 million, or 30.3%, while parts and service sales decreased $18.0 million, or 35.1%. The decreases in sales in this market segment are in part attributable to the ongoing impacts of COVID-19, which have caused reduced demand for our products.
Final Mile Products segment sales, prior to the elimination of intersegment sales, were $111.1 million for the first six months of 2020, a decrease of $124.6 million, or 52.9% from the first six months of 2019. Decreased truck body unit shipments of 54.3% drove a $120.0 million decrease in new truck body sales compared to the prior year period. The overall decrease in net sales compared to the prior year period is attributable to softer demand in this market segment and decreased chassis availability from our suppliers, both of which were worsened by the impacts of the ongoing COVID-19 pandemic.
Cost of Sales
Cost of sales was $655.2 million in the first six months of 2020, a decrease of $347.7 million, or 34.7%, compared to the prior year period. Cost of sales is comprised of material costs, a variable expense, and other manufacturing costs, comprised of both fixed and variable expenses, including direct and indirect labor, outbound freight, and overhead expenses.
Commercial Trailer Products segment cost of sales was $437.0 million in the first six months of 2020, a decrease of $222.0 million, or 33.7%, compared to the prior year period. The decrease was primarily driven by an overall decrease in manufacturing costs as a result of lower sales volumes, including a $177.6 million decrease in materials costs and a $44.5 million decrease in other manufacturing costs. The lower sales volumes were due in part to the ongoing COVID-19 pandemic.
Diversified Products segment cost of sales was $121.0 million in the first six months of 2020, a decrease of $35.4 million, or 22.7%, compared to the prior period. Driven by lower sales volumes partially attributable to the ongoing impacts of the COVID-19 pandemic, the decrease in cost of sales from the prior year period was primarily due to a decrease in materials costs of $23.6 million and a decrease in other manufacturing costs totaling $11.9 million.
Final Mile Product segment cost of sales was $109.4 million in the first six months of 2020, a decrease of $91.5 million, or 45.5%, compared to the prior year period. The decrease was driven by a $68.5 million decrease in materials costs and a $23.0 million decrease in other manufacturing costs related to decreased sales volumes; however, the decrease in cost of sales was not proportionate to the decrease in sales volumes. The lower sales volumes were due in part to the ongoing COVID-19 pandemic.
Gross Profit
Gross profit was $71.1 million in the first six months of 2020, a decrease of $85.3 million from the prior year period. Gross profit as a percentage of sales was 9.8% for the first six months, compared to 13.5% during the same period in 2019. Gross profit by segment was as follows (dollars in thousands):

	Six Months Ended June 30,		Change
	2020	2019	$	%
Gross Profit by Segment
Commercial Trailer Products	$46,235	$82,846	$(36,611)	(44.2)%
Diversified Products	25,902	40,222	(14,320)	(35.6)%
Final Mile Products	1,719	34,813	(33,094)	(95.1)%
Corporate	(2,792)	(1,541)	(1,251)
Total	$71,064	$156,340	$(85,276)	(54.5)%
Commercial Trailer Products segment gross profit was $46.2 million for the first six months of 2020 compared to $82.8 million for the prior year period. Gross profit prior to the elimination of intersegment sales, as a percentage of net sales, was 9.6% in 2020 compared to 11.2% in the prior period. We made purposeful efforts to mitigate lower sales volumes due to the ongoing COVID-19 pandemic by decreasing our fixed costs, including Company-wide furloughs, headcount reductions, and other cost containment measures. However, fixed costs did not proportionately decrease with the lower sales volumes experienced during the first six months of 2020 compared to the prior year period.
Diversified Products segment gross profit was $25.9 million for the first six months of 2020 compared to $40.2 million in the same period of 2019. Gross profit prior to the elimination of intersegment sales, as a percentage of net sales, was 17.6% in the 2020 period compared to 20.5% in the prior period. While fixed costs decreased between periods as a result of our cost containment initiatives in response to COVID-19 impacts, the decreases in gross profit and gross profit as a percentage of net sales compared to the prior year period were primarily driven by certain fixed manufacturing costs that did not decrease at the same rate as the decrease in sales volumes.
Final Mile Products segment gross profit was $1.7 million for the first six months of 2020 compared to $34.8 million in the same period of 2019. Gross profit, as a percentage of sales, was 1.5% in the first six months of 2020, compared to 14.8% in the prior year period. Similar to the two segments above, the decreases in gross profit and gross profit as a percentage of net sales were primarily attributable to manufacturing costs not proportionately decreasing with the decrease in sales volumes.
General and Administrative Expenses
General and administrative expenses for the first six months of 2020 decreased $10.8 million, or 19.1%, from the prior year period. The decrease from the prior year period was largely due to a decrease of approximately $6.3 million in employee-related costs, including benefits and incentive programs, partially offset by an increase in severance-related expense. Additional decreases were attributable to lower professional service expenses and travel-related costs. These overall decreases were due in part to the impacts of the ongoing COVID-19 pandemic and our implementation of cost containment measures. As a percentage of sales, general and administrative expenses were 6.3% for the 2020 period as compared to 4.9% for the same period of 2019.
Selling Expenses
Selling expenses were $12.9 million in the first six months of 2020, a decrease of $3.8 million, or 22.9%, compared to the prior year period. The decrease was due to a decrease of approximately $2.9 million in employee-related costs, including benefits and incentive programs, and a decrease in travel-related costs. These overall decreases were due in part to the impacts of the ongoing COVID-19 pandemic and our implementation of cost containment measures. As a percentage of net sales, selling expenses were 1.8% for the 2020 period which is consistent with the same period of 2019.
Amortization of Intangibles
Amortization of intangibles was $11.0 million for the first six months of 2020 compared to $10.2 million in the prior year period. Amortization of intangibles for both periods was the result of expenses recognized for intangible assets recorded from the acquisitions of Walker in May 2012, certain assets of Beall in February 2013, and Supreme in September 2017.
Impairment and Other, Net
Impairment and other, net of $105.4 million during the first six months of 2020 compared to $0.0 million in the same period in 2019 was primarily the result of impairment charges related to goodwill within the Final Mile Products and Diversified Products segments totaling $106.8 million during the first quarter of 2020. These impairment charges were partially offset by the net gain on sale of property, plant, and equipment assets during the second quarter of 2020.
Other Income (Expense)
Interest expense for the first six months of 2020 totaled $12.2 million compared to $14.1 million in the prior year period. Interest expense relates to interest and non-cash accretion charges on our Term Loan Credit Agreement, Senior Notes, and Revolving Credit Agreement. The decrease from the previous year period is primarily due to our voluntary prepayments totaling approximately $50.0 million against our Term Loan Credit Agreement throughout 2019 and the significant decrease in LIBOR between periods.
Other, net for the first six months of 2020 represented income of $0.4 million as compared to income of $0.9 million for the prior year period. Income for both the current and prior year is primarily related to interest income.
Income Taxes
The Company recognized an income tax benefit of $9.0 million in the first six months of 2020 compared to expense of $13.8 million for the same period in the prior year. The effective tax rate for the first six months of 2020 and 2019 were 7.8% and 23.2%, respectively. Certain provisions of the CARES Act had a significant impact on the expected annual effective tax rate, income tax payable, and deferred income tax positions of the Company for the six months ended June 30, 2020. For the first first six months of 2020, these effective tax rates differ from the US Federal statutory rate of 21% primarily due to the impact of state and local taxes, impairment of non-deductible goodwill, provisions related to the CARES Act, and discrete items incurred related to stock-based compensation. For the first six months of 2019, these effective tax rates differ from the US Federal statutory rate of 21% primarily due to the impact of state and local taxes and recognition of excess tax benefits on share-based compensation.

Liquidity and Capital Resources
Capital Structure
Our capital structure is comprised of a mix of debt and equity. As of June 30, 2020, our debt to equity ratio, including our finance lease obligations, was approximately 1.2:1.0. Our long-term objective is to generate operating cash flows sufficient to support the growth within our businesses and increase shareholder value. This objective will be achieved through a balanced capital allocation strategy of maintaining strong liquidity, deleveraging our balance sheet, investing in the business, both organically and strategically, and returning capital to our shareholders.
During the first six months of 2020, we paid dividends of approximately $8.7 million, and during the first quarter of 2020, we repurchased shares under our share repurchase program totaling $8.9 million. In addition, as a result of uncertainty caused by the COVID-19 pandemic, we drew $45.0 million under the Revolving Credit Facility during the first quarter of 2020. During the second quarter of 2020, we repaid the $45.0 million in outstanding borrowings, and as of June 30, 2020 we had no amounts outstanding under our Revolving Credit Facility.
Despite the uncertainty caused by the ongoing COVID-19 pandemic, we believe we are well-positioned from a liquidity perspective as we have prepared for an eventual downturn in our industry over the last two years, and we believe we have sufficient liquidity to meet our cash obligations for at least the next 12 months. Our liquidity position, defined as cash on hand and available borrowing capacity on the Revolving Credit Facility, amounted to $303.6 million as of June 30, 2020, an increase of 9.5% compared to $277.2 million as of March 31, 2020 and a slight decrease from $308.1 million as of December 31, 2019. In addition, the nearest debt maturity we have is not until 2022. While the severity and duration of the impacts of COVID-19 remain unknown, we expect to continue our commitment to fund our working capital requirements and capital expenditures, including maintaining our assets to capitalize on any economic and/or industry upswings, while also responsibly returning capital to our shareholders. For the remainder of 2020, we will continue to move rapidly to adjust to the current environment to contain cost and preserve the strength of our balance sheet while prioritizing the safety of our employees and ensuring the liquidity and financial well-being of the Company.
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
The indenture for the Senior Notes contains customary events of default, including payment defaults, breaches of covenants, failure to pay certain judgments and certain events of bankruptcy, insolvency and reorganization. As of June 30, 2020, we were in compliance with all covenants, and while the duration and severity of the COVID-19 pandemic are unknown at this time, we do not anticipate that the pandemic will impact our ability to remain in compliance with these covenants.
Contractual coupon interest expense and accretion of discount and fees for the Senior Notes was $4.6 million for each of the three-month periods ended June 30, 2020 and 2019. Contractual coupon interest expense and accretion of discount and fees for the Senior Notes was $9.3 million and $9.2 million for the six-month periods ended June 30, 2020 and 2019, respectively. Contractual coupon interest expense and accretion of discount and fees are included in Interest expense on the Company’s Condensed Consolidated Statements of Operations.
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
During the three-month period ended March 31, 2020, we drew $45.0 million under the Revolving Credit Agreement in response to the uncertainty caused by the COVID-19 pandemic as a precautionary measure. During the second quarter of 2020, we repaid the $45.0 million in outstanding borrowings, and as of June 30, 2020, there were no amounts outstanding under the Revolving Credit Facility. We were in compliance with all covenants as of June 30, 2020, and while the duration and severity of the COVID-19 pandemic are unknown at this time, we do not anticipate that the pandemic will impact our ability to remain in compliance with these covenants. For the three- and six-month periods ended June 30, 2020, under the Revolving Credit Agreement, we paid approximately $0.2 million of interest. During the three- and six-month periods ended June 30, 2019, we had no outstanding borrowings under the Revolving Credit Agreement and paid no interest. Our liquidity position, defined as cash on hand and available borrowing capacity on the Revolving Credit Facility, amounted to $303.6 million as of June 30, 2020, and $308.1 million as of December 31, 2019.
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
The Term Loan Credit Agreement contains customary covenants limiting our ability to, among other things, pay cash dividends, incur debt or liens, redeem or repurchase stock, enter into transactions with affiliates, merge, dissolve, pay off subordinated indebtedness, make investments and dispose of assets. As of June 30, 2020, we were in compliance with all covenants, and while the duration and severity of the COVID-19 pandemic are unknown at this time, we do not anticipate that the pandemic will impact our ability to remain in compliance with these covenants.

For the three-month period ended June 30, 2020, under the Term Loan Credit Agreement we paid interest of $1.0 million and made no principal payments. For the three-month period ended June 30, 2019, we paid interest of $2.2 million and made principal payments of $15.0 million. For the six-month period ended June 30, 2020, we paid interest of $2.4 million and made no principal payments. For the six-month period ended June 30, 2019, we paid interest of $4.4 million and made principal payments of $15.5 million. As of June 30, 2020, we had $135.2 million outstanding under the Term Loan Credit Agreement, of which none was classified as current on our Condensed Consolidated Balance Sheets.
For each three-month period ended June 30, 2020 and 2019, we incurred charges of less than $0.1 million, and $0.1 million for each six-month period ended June 30, 2020 and 2019, for amortization of fees and original issuance discount, which is included in Interest expense in the Condensed Consolidated Statements of Operations.
Cash Flows
Cash provided by operating activities for the first six months of 2020 totaled $22.7 million, compared to $61.0 million during the same period in 2019. Cash provided by operations during the current year period was the result of net loss adjusted for various non-cash activities including depreciation, amortization, net gain on the sale of assets, deferred taxes, stock-based compensation, impairment, accretion of debt discount, and a $4.3 million decrease in working capital. Changes in key working capital accounts for 2020 and 2019 are summarized below (in thousands):

	Six Months Ended June 30,
	2020	2019	Change
Source (Use) of cash:
Accounts receivable	$48,785	$10,886	$37,899
Inventories	(14,154)	(80,163)	66,009
Accounts payable and accrued liabilities	(22,126)	58,210	(80,336)
Net source (use) of cash	$12,505	$(11,067)	$23,572
Accounts receivable decreased $48.8 million in the first six months of 2020 as compared to a $10.9 million decrease in the prior year period. Days sales outstanding, a measure of working capital efficiency that measures the amount of time a receivable is outstanding, was 33 days in 2020 as compared to 25 days in the same period in 2019. The decrease in accounts receivable during the first six months of 2020 was primarily due to the decrease in shipments from the prior year period, which is partially attributable to impacts of the ongoing COVID-19 pandemic. Inventory increased by $14.2 million during the first six months of 2020 as compared to an increase of $80.2 million in the 2019 period. Our inventory turns, a commonly used measure of working capital efficiency that measures how quickly inventory turns per year, was approximately 7 times in the 2020 period and 8 times in the 2019 period. The increase in inventory for the 2020 period was primarily attributable to higher finished goods inventory due to slower customer pick-ups and higher raw materials inventory to adjust to anticipated production. Both of these increases are partially attributable to the ongoing COVID-19 pandemic. Accounts payable and accrued liabilities decreased by $22.1 million in 2020 compared to an increase of $58.2 million for the same period in 2019. Days payable outstanding, a measure of working capital efficiency that measures the amount of time a payable is outstanding, was 37 days in the 2020 period compared to 34 days during the same period in 2019.
Investing activities used $8.2 million during the first six months of 2020, as compared to $15.0 million during the same period in 2019. Investing activities for the first six months of 2020 include capital expenditures of $10.9 million, which was a decrease compared to $15.0 million during the same period in 2019. For the first six months of 2020, investing activities also includes proceeds from the sale of property, plant, and equipment of $2.7 million.
Financing activities used $19.0 million during the first six months of 2020 as compared to using $38.6 million during the same period in 2019. Cash used by financing activities during the current year period primarily relates to common stock repurchases and withholdings of $10.1 million and cash dividends paid to our shareholders of $8.7 million. Cash used in financing activities in the first six months of 2019 primarily relates to principal payments under the term loan credit facility of $15.5 million, common stock repurchases and withholdings of $13.9 million, and cash dividends paid to our shareholders of $9.1 million.

As of June 30, 2020, our liquidity position, defined as cash on hand and available borrowing capacity, amounted to $303.6 million, representing a decrease of $3.8 million compared to June 30, 2019 and a decrease of $4.5 million compared to December 31, 2019. Total debt and finance lease obligations amounted to $460.8 million as of June 30, 2020. While we believe there is continued uncertainty in the industry due in part to the ongoing COVID-19 pandemic, we believe we are well-positioned from a liquidity perspective as we have prepared for an eventual downturn in our industry over the last two years, and we believe we have sufficient liquidity to meet our cash obligations for at least the next 12 months. While the severity and duration of the impacts of COVID-19 remain unknown, we expect to continue our commitment to fund our working capital requirements and capital expenditures, including maintaining our assets to capitalize on any economic and/or industry upswings, while also responsibly returning capital to our shareholders. For the remainder of 2020, we will continue to move rapidly to adjust to the current environment to contain cost and preserve the strength of our balance sheet while prioritizing the safety of our employees and ensuring the liquidity and financial well-being of the Company.
Capital Expenditures
Capital spending amounted to approximately $10.9 million for the first six months of 2020 and, depending upon the duration and severity of COVID-19 impacts, is anticipated to be approximately $20 million for 2020. Capital spending for 2020 has been and is expected to continue to be primarily utilized to support maintenance, growth, and productivity improvement initiatives within our facilities.
Goodwill Impairment
We assess goodwill for impairment at the reporting unit level on an annual basis as of October 1 and whenever events or changes in circumstances indicate a possible impairment. Subsequent to December 31, 2019, our share price and market capitalization declined. In addition, as a result of the ongoing COVID-19 pandemic and related impact on our results of operations, the Company did not perform in-line with expectations. As a result, indicators of impairment were identified and we performed an interim quantitative assessment as of March 31, 2020, utilizing a combination of the income and market approaches, which were weighted evenly. Key assumptions used in the analysis were discount rates of 17.0% and 13.5% for FMP and Tank Trailers, respectively, EBITDA margins, and a terminal growth rate of 3.0%. The results of the quantitative analysis indicated the carrying value of the FMP and Tank Trailers reporting units exceeded their fair values and, accordingly, goodwill impairment charges of $95.8 million and $11.0 million, respectively, were recorded during the first quarter of 2020. The goodwill impairment charges, which are based on Level 3 fair value measurements, are included in Impairment and other, net in the Condensed Consolidated Statements of Operations.
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
We considered whether there were any indicators of impairment during the three months ended June 30, 2020 and concluded there were none.

Contractual Obligations and Commercial Commitments
A summary of payments of our contractual obligations and commercial commitments, both on and off balance sheet, as of June 30, 2020 are as follows (in thousands):

	2020	2021	2022	2023	2024	Thereafter	Total
Debt:
Term Loan Credit Facility (due 2022)	$—	$—	$135,228	$—	$—	$—	$135,228
Revolving Facility (due 2023)	—	—	—	—	—	—	—
Senior Notes (due 2025)	—	—	—	—	—	325,000	325,000
Finance Leases (including principal and interest)	180	361	30	—	—	—	571
Total debt	180	361	135,258	—	—	325,000	460,799
Other:
Operating Leases	2,476	4,661	3,020	2,102	1,007	1,251	14,517
Total other	2,476	4,661	3,020	2,102	1,007	1,251	14,517
Other commercial commitments:
Letters of Credit	7,436	—	—	—	—	—	7,436
Raw Material Purchase Commitments	40,185	—	—	—	—	—	40,185
Chassis Converter Pool Agreements	5,427	—	—	—	—	—	5,427
Total other commercial commitments	53,048	—	—	—	—	—	53,048
Total obligations	$55,704	$5,022	$138,278	$2,102	$1,007	$326,251	$528,364
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
Scheduled payments for our Revolving Facility exclude interest payments as rates are variable. Borrowings under the Revolving Facility bear interest at a variable rate based on the London Interbank Offer Rate (LIBOR) or a base rate determined by the lender’s prime rate plus an applicable margin, as defined in the agreement. Outstanding borrowings under the Revolving Facility bear interest at a rate, at our election, equal to (i) LIBOR plus a margin ranging from 1.25% to 1.75% or (ii) a base rate plus a margin ranging from 0.25% to 0.75%, in each case depending upon the monthly average excess availability under the Revolving Facility. We are required to pay a monthly unused line fee equal to 0.20% times the average daily unused availability along with other customary fees and expenses of our agent and lenders. As a result of uncertainty caused by the COVID-19 pandemic, we drew $45.0 million under the Revolving Credit Facility during the first quarter of 2020. During the second quarter of 2020, we repaid the $45.0 million in outstanding borrowings, and as of June 30, 2020 we had no amounts outstanding under our Revolving Credit Facility.
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
We have $40.2 million in purchase commitments with our suppliers and through financial derivatives through December 2020 for various raw material commodities, including aluminum, steel, nickel and polyethylene as well as other raw material components which are within normal production requirements.
We, through our subsidiary Supreme, obtain most vehicle chassis for our specialized vehicle products directly from the chassis manufacturers under converter pool agreements. Chassis are obtained from the manufacturers based on orders from customers, and to a lesser extent, for unallocated orders. Although each manufacturer’s agreement has different terms and conditions, the agreements generally state that the manufacturer will provide a supply of chassis to be maintained from time to time at our various facilities with the condition that we will store such chassis and will not move, sell, or otherwise dispose of such chassis except under the terms of the agreement. The manufacturer transfers the chassis to us on a “restricted basis,” retaining the sole authority to authorize commencement of work on the chassis and to make certain other decisions with respect to the chassis including the terms and pricing of sales of the chassis to the manufacturer’s dealers. The manufacturer also does not transfer the certificate of origin to us nor permit us to sell or transfer the chassis to anyone other than the manufacturer (for ultimate resale to a dealer). Although we are party to related finance agreements with manufacturers, we have not historically settled, nor expect to in the future settle, any related obligations in cash. Instead, the obligation is settled by the manufacturer upon reassignment of the chassis to an accepted dealer, and the dealer is invoiced for the chassis by the manufacturer. Accordingly, as of June 30, 2020 our outstanding chassis converter pool with the manufacturer totaled $3.5 million and we have included this financing agreement on our consolidated balance sheets within Prepaid expenses and other and Other accrued liabilities. All other chassis programs through our Supreme subsidiary are handled as consigned inventory belonging to the manufacturer and totaled approximately $1.9 million. Under these agreements, if the chassis is not delivered to a customer within a specified time frame we are required to pay a finance or storage charge on the chassis. Additionally, we receive finance support funds from the manufacturer when the chassis are assigned into our chassis pool. Typically, chassis are converted and delivered to customers within 90 days of the receipt of the chassis.
Backlog
Orders that have been confirmed by customers in writing, have defined delivery time frames, and can be produced during the next 18 months are included in our backlog. Orders that comprise our backlog may be subject to changes in quantities, delivery, specifications, terms or cancellation. Our backlog of orders was approximately $0.8 billion at June 30, 2020 compared to approximately $1.1 billion at December 31, 2019 and $1.2 billion at June 30, 2019. As we disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019, the order season for 2020 materialized in a manner more consistent with historical periods, excluding 2018. In addition, while we have observed softer demand thus far in 2020 compared to 2018 and 2019 partially due to the impacts and uncertainty caused by the COVID-19 pandemic, we believe our backlog of orders remains strong. We expect to complete the majority of our backlog orders as of June 30, 2020 within 12 months of this date.
Outlook
The trailer industry generally follows the transportation industry’s cycles. After three consecutive years with total trailer demand well below normal replacement demand levels estimated to be approximately 220,000 trailers, the five year period ending December 2015 demonstrated consecutive years of significant improvement in which the total U.S. trailer market increased year-over-year. In 2016, trailer shipments decreased but rebounded in 2017 and 2018, with 2018 representing an all-time industry record. This all-time industry record set in 2018 was surpassed during 2019 with trailer shipments totaling approximately 328,000. According to ACT Research Company (“ACT”), total trailer production in the United States was approximately 333,000 during 2019. As reported in our Annual Report on Form 10-K for the year ended December 31, 2019, ACT estimated for decreased 2020 production to approximately 239,000 trailers due to softened demand. This expected production level is at more historically consistent levels within the trailer industry.
As a result of overall industry and economic uncertainty worsened by the ongoing COVID-19 pandemic, in April 2020 ACT issued a revised estimate for 2020 trailer production in the United States of approximately 146,000 trailers, representing a decrease of 56% from 2019. As of July 2020, the latest estimate from ACT for 2020 trailer production is 177,050, which is a 21.3% increase from the April 2020 estimate. ACT estimates production levels for 2021, 2022, 2023, and 2024 to increase from 2020 levels to 210,600, 253,000, 288,400, and 281,300, respectively. In April 2020, FTR Associates (“FTR”) anticipated new trailer production to be approximately 155,000 new trailers in 2020, representing a decrease of 53% compared to 2019, with projected production levels to increase to 260,000 and 265,000 in 2021 and 2022, respectively. In July 2020, FTR revised these estimates to be approximately 189,000 new trailers in 2020, a 21.9% increase from the April 2020 estimate, with projected production levels to increase to 210,000 and 270,000 in 2021 and 2022, respectively.
These estimates from ACT and FTR for the next several years are generally expected to be above replacement demand. While we believe these estimates to generally be reasonable, the unknown duration and severity of the ongoing COVID-19 pandemic creates further uncertainty in the industry and actual production and/or demand could vary significantly from these estimates.
Other potential risks we face for the remainder of 2020 will primarily relate to our ability to effectively manage our manufacturing operations and overall business given the ongoing COVID-19 pandemic as well as the cost and supply of raw materials, commodities, and components. Significant increases in the cost of certain commodities, raw materials or components have had and may continue to have an adverse effect on our results of operations. As has been our practice, we will endeavor to pass raw material and component price increases to our customers in addition to continuing our cost management and hedging activities in an effort to minimize the risk changes in material costs could have on our operating results. In addition, we rely on a limited number of suppliers for certain key components and raw materials in the manufacturing of our products, including tires, axles, suspensions, aluminum extrusions, specialty steel coil, and chassis. At the current and expected demand levels, there may be shortages of supplies of raw materials or components which would have an adverse impact on our ability to meet demand for our products.

For the remainder of 2020, we will continue to move rapidly to adjust to the current environment to contain cost and preserve the strength of our balance sheet while prioritizing the safety of our employees and ensuring the liquidity and financial well-being of the Company. We believe we remain well-positioned for long-term success in the trailer industry because: (1) our core customers are among the major participants in the trucking industry; (2) our DuraPlate® and other industry leading brand trailers continue to have a strong market acceptance; (3) our focus is on developing solutions that reduce our customers’ trailer maintenance and operating costs providing the best overall value; and (4) our presence throughout North America utilizing our extensive dealer network to market and sell our products. Continuing to identify attractive opportunities to leverage our core competencies, proprietary technology, and core manufacturing expertise into new applications and end markets enables us to deliver greater value to our customers and stakeholders.
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
Commodity Prices
We are exposed to fluctuation in commodity prices through the purchase of various raw materials that are processed from commodities such as aluminum, steel, lumber, nickel, copper and polyethylene. Given the volatility of certain commodity prices, this exposure can significantly impact product costs. We manage some of our commodity price changes by entering into fixed price contracts with our suppliers and through financial derivatives. As of June 30, 2020, we had $40.2 million in raw material purchase commitments through December 2020 for materials that will be used in the production process, as compared to $83.9 million as of December 31, 2019. We typically do not set prices for our products more than 45-90 days in advance of our commodity purchases and can, subject to competitive market conditions, take into account the cost of the commodity in setting our prices for each order. To the extent that we are unable to offset the increased commodity costs in our product prices, our results would be materially and adversely affected.
Interest Rates
As a result of uncertainty caused by the COVID-19 pandemic, we drew $45.0 million under the Revolving Credit Facility during the first quarter of 2020. During the second quarter of 2020, we repaid the $45.0 million in outstanding borrowings, and as of June 30, 2020 we had no floating rate debt outstanding under our Revolving Credit Facility. In addition, as of June 30, 2020, we had outstanding borrowings under our Term Loan Credit Agreement, as amended, totaling approximately $135.2 million that bears interest at a floating rate, subject to a minimum interest rate. Based on any current borrowings under our Revolving Credit Facility and the outstanding indebtedness under our Term Loan Credit Agreement, a hypothetical 100 basis-point change in the floating interest rate would result in a corresponding change in interest expense over a one-year period of approximately $1.4 million. This sensitivity analysis does not account for the change in the competitive environment indirectly related to the change in interest rates and the potential managerial action taken in response to these changes.
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
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective as of June 30, 2020.
Changes in Internal Controls over Financial Reporting
There were no changes in the Company’s internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the second quarter of fiscal year 2020 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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
▪The COVID-19 pandemic has caused a global economic slowdown that may last for a potentially extended duration, and it is possible that it could cause a global recession. Deteriorating economic and political conditions caused by the COVID-19 pandemic, such as increased unemployment, decreases in capital spending, declines in consumer confidence, or economic slowdowns or recessions, could cause a decrease in demand for our products.
▪An impairment in the carrying value of goodwill or intangible assets or a change in the useful life of definite-lived intangible assets could occur if there are sustained changes in consumer purchasing behaviors, government restrictions, financial results, or a deterioration of macroeconomic conditions.
▪Actions we have taken or may take, or decisions we have made or may make, as a consequence of the COVID-19 pandemic may result in legal claims or litigation against us.
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
In November 2018, the Company announced that the Board of Directors approved the repurchase of an additional $100 million in shares of common stock over a three-year period. This authorization was an increase to the previous $100 million repurchase programs approved in February 2017 and February 2016. The repurchase program is set to expire on February 28, 2022. For the quarter ended June 30, 2020, we repurchased no shares pursuant to our repurchase program. Additionally, during this period there were 1,820 shares repurchased to cover minimum employee tax withholding obligations upon the vesting of restricted stock awards.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Amount That May Yet Be Purchased Under the Plans or Programs ($ in millions)
April 1 - 30, 2020	1,437	$7.60	—	$60.2
May 1 - 31, 2020	—	$—	—	$60.2
June 1 -30, 2020	383	$10.05	—	$60.2
Total	1,820	$8.12	—	$60.2

Item 6. Exhibits

(a)	Exhibits
	10.1	Wabash National Corporation Supplemental Plan, Effective May 12, 2020
	10.2	Form of Wabash National Corporation Restricted Stock Unit Agreement for awards granted to non-employee directors under the 2017 Omnibus Incentive Plan
	31.1	Certification of Principal Executive Officer
	31.2	Certification of Principal Financial Officer
	32.1	Written Statement of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)
	101	The following materials from Wabash National Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 are filed herewith, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at June 30, 2020 and December 31, 2019, (ii) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2020 and 2019, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2020 and 2019, (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2020 and 2019, (v) the Condensed Consolidated Statements of Stockholders’ Equity for the three and six months ended June 30, 2020 and 2019, and (vi) Notes to Condensed Consolidated Financial Statements. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
	104	Cover Page Interactive Data File (formatting as Inline XBRL and contained in Exhibit 101)

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WABASH NATIONAL CORPORATION

Date: July 29, 2020	By:	/s/ Michael N. Pettit
Michael N. Pettit
Senior Vice President and Chief Financial Officer (Principal Financial Officer)