Form 10-Q
period 2020-09-30
WABASH NATIONAL Corp
filed 2020-11-05
CIK 879526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of common stock outstanding at October 30, 2020 was 52,950,178.

WABASH NATIONAL CORPORATION
FORM 10-Q

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements
WABASH NATIONAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	September 30, 2020	December 31, 2019
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$215,822	$140,516
Accounts receivable, net	104,642	172,737
Inventories, net	201,510	186,914
Prepaid expenses and other	44,534	41,222
Total current assets	566,508	541,389
Property, plant, and equipment, net	214,900	221,346
Goodwill	204,351	311,026
Intangible assets, net	173,384	189,898
Other assets	36,939	40,932
Total assets	$1,196,082	$1,304,591
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$1,500	$—
Current portion of finance lease obligations	342	327
Accounts payable	145,393	134,821
Other accrued liabilities	132,556	124,230
Total current liabilities	279,791	259,378
Long-term debt	457,222	455,386
Finance lease obligations	119	378
Deferred income taxes	36,080	37,576
Other non-current liabilities	25,505	30,885
Total liabilities	798,717	783,603
Commitments and contingencies
Stockholders’ equity:
Common stock 200,000,000 shares authorized, $0.01 par value, 52,912,988 and 53,473,620 shares outstanding, respectively	753	750
Additional paid-in capital	641,236	638,917
Retained earnings	106,118	221,841
Accumulated other comprehensive losses	(4,135)	(3,978)
Treasury stock at cost, 22,500,750 and 21,640,109 common shares, respectively	(346,607)	(336,542)
Total stockholders' equity	397,365	520,988
Total liabilities and stockholders’ equity	$1,196,082	$1,304,591

The accompanying notes are an integral part of these Condensed Consolidated Statements.

WABASH NATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited – dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net sales	$351,584	$580,908	$1,077,811	$1,740,135
Cost of sales	308,390	503,173	963,553	1,506,060
Gross profit	43,194	77,735	114,258	234,075
General and administrative expenses	22,749	25,353	68,574	82,002
Selling expenses	6,510	8,998	19,394	25,715
Amortization of intangible assets	5,496	5,115	16,484	15,353
Impairment and other, net	31	—	105,455	—
Income (loss) from operations	8,408	38,269	(95,649)	111,005
Other income (expense):
Interest expense	(5,749)	(6,713)	(17,903)	(20,823)
Other, net	(57)	1,333	348	2,245
Other expense, net	(5,806)	(5,380)	(17,555)	(18,578)
Income (loss) before income tax (benefit) expense	2,602	32,889	(113,204)	92,427
Income tax (benefit) expense	(1,285)	7,429	(10,298)	21,227
Net income (loss)	$3,887	$25,460	$(102,906)	$71,200

Net income (loss) per share:
Basic	$0.07	$0.47	$(1.94)	$1.30
Diluted	$0.07	$0.46	$(1.94)	$1.28
Weighted average common shares outstanding (in thousands):
Basic	52,912	54,413	52,980	54,975
Diluted	53,380	55,019	52,980	55,502

Dividends declared per share	$0.08	$0.08	$0.24	$0.24

The accompanying notes are an integral part of these Condensed Consolidated Statements.

WABASH NATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited – dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income (loss)	$3,887	$25,460	$(102,906)	$71,200
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	262	(463)	(1,056)	(280)
Unrealized gain (loss) on derivative instruments	2,518	(536)	899	(1,272)
Total other comprehensive income (loss)	2,780	(999)	(157)	(1,552)
Comprehensive income (loss)	$6,667	$24,461	$(103,063)	$69,648

The accompanying notes are an integral part of these Condensed Consolidated Statements.

WABASH NATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited – dollars in thousands)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities
Net (loss) income	$(102,906)	$71,200
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Depreciation	18,656	16,258
Amortization of intangibles	16,484	15,353
Net (gain) loss on sale of property, plant and equipment	(1,669)	(40)
Loss on debt extinguishment	219	104
Deferred income taxes	(753)	(2,451)
Stock-based compensation	2,278	7,362
Impairment	107,114	—
Non-cash interest expense	807	783
Accounts receivable	68,095	9,671
Inventories	(14,596)	(89,869)
Prepaid expenses and other	(3,086)	(2,368)
Accounts payable and accrued liabilities	20,128	57,750
Other, net	(3,672)	(7,535)
Net cash provided by operating activities	107,099	76,218
Cash flows from investing activities
Capital expenditures	(13,719)	(22,244)
Proceeds from the sale of property, plant, and equipment	2,726	785
Net cash used in investing activities	(10,993)	(21,459)
Cash flows from financing activities
Proceeds from exercise of stock options	44	361
Dividends paid	(13,015)	(13,443)
Borrowings under term loan credit facility, net of original issuance discount	148,500	—
Borrowings under revolving credit facilities	45,584	446
Payments under revolving credit facilities	(45,584)	(446)
Principal payments under finance lease obligations	(244)	(230)
Principal payments under term loan credit facility	(135,228)	(30,470)
Principal payments against senior notes	(10,000)	—
Debt issuance costs paid	(792)	(142)
Stock repurchases	(10,065)	(22,652)
Net cash used in financing activities	(20,800)	(66,576)
Cash and cash equivalents:
Net increase (decrease) in cash, cash equivalents, and restricted cash	75,306	(11,817)
Cash, cash equivalents and restricted cash at beginning of period	140,516	132,690
Cash, cash equivalents, and restricted cash at end of period	$215,822	$120,873
Supplemental disclosures of cash flow information:
Cash paid for interest	$13,061	$15,639
(Refunds received) cash paid for income taxes	$(4,695)	$18,965

The accompanying notes are an integral part of these Condensed Consolidated Statements.

WABASH NATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited – dollars in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Losses	Treasury Stock	Total
	Shares	Amount
Balances at December 31, 2019	53,473,620	$750	$638,917	$221,841	$(3,978)	$(336,542)	$520,988
Net loss for the period				(106,647)			(106,647)
Foreign currency translation					(1,636)		(1,636)
Stock-based compensation	141,223	3	(920)				(917)
Stock repurchase	(766,122)					(10,051)	(10,051)
Common stock dividends				(3,885)			(3,885)
Unrealized loss on derivative instruments, net of tax					(3,883)		(3,883)
Balances at March 31, 2020	52,848,721	$753	$637,997	$111,309	$(9,497)	$(346,593)	$393,969
Net loss for the period				(146)			(146)
Foreign currency translation					318		318
Stock-based compensation	57,394	—	1,333				1,333
Stock repurchase						(14)	(14)
Common stock dividends				(4,507)			(4,507)
Unrealized gain on derivative instruments, net of tax					2,264		2,264
Balances at June 30, 2020	52,906,115	$753	$639,330	$106,656	$(6,915)	$(346,607)	$393,217
Net income for the period				3,887			3,887
Foreign currency translation					262		262
Stock-based compensation	2,253	—	1,862				1,862
Common stock dividends				(4,425)			(4,425)
Unrealized gain on derivative instruments, net of tax					2,518		2,518
Common stock issued in connection with:
Stock option exercises	4,620	—	44				44
Balances at September 30, 2020	52,912,988	$753	$641,236	$106,118	$(4,135)	$(346,607)	$397,365

The accompanying notes are an integral part of these Condensed Consolidated Statements.

WABASH NATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)
(Unaudited – dollars in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Losses	Treasury Stock	Total
	Shares	Amount
Balances at December 31, 2018	55,135,788	$744	$629,039	$150,244	$(3,343)	$(302,835)	$473,849
Net income for the period				14,780			14,780
Foreign currency translation					298		298
Stock-based compensation	273,158	5	2,581				2,586
Stock repurchase						(2,635)	(2,635)
Common stock dividends				(4,512)			(4,512)
Unrealized loss on derivative instruments, net of tax					(814)		(814)
Stock option exercises	15,187		54				54
Balances at March 31, 2019	55,424,133	$749	$631,674	$160,512	$(3,859)	$(305,470)	$483,606
Net income for the period				30,960			30,960
Foreign currency translation					(115)		(115)
Stock-based compensation	26,639	—	2,791				2,791
Stock repurchase	(775,081)					(11,217)	(11,217)
Common stock dividends				(4,538)			(4,538)
Unrealized gain on derivative instruments, net of tax					78		78
Balances at June 30, 2019	54,675,691	$749	$634,465	$186,934	$(3,896)	$(316,687)	$501,565
Net income for the period				25,460			25,460
Foreign currency translation					(463)		(463)
Stock-based compensation	8,176	—	1,985			(22)	1,963
Stock repurchase	(590,256)					(8,778)	(8,778)
Common stock dividends				(4,460)			(4,460)
Unrealized loss on derivative instruments, net of tax					(536)		(536)
Common stock issued in connection with:
Stock option exercises	29,013	1	306				307
Balances at September 30, 2019	54,122,624	$750	$636,756	$207,934	$(4,895)	$(325,487)	$515,058

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
2. NEW ACCOUNTING PRONOUNCEMENTS
In June 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standard Update (“ASU”) 2016-13, “Financial Instruments - Credit Losses,” which introduced new guidance for an approach based on expected losses to estimate credit losses on certain types of financial instruments. It also modifies the impairment model for available-for-sale debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. Instruments in scope include loans, held-to-maturity debt securities, and net investments in leases as well as reinsurance and trade receivables. In November 2018, the FASB issued ASU 2018-19, which clarifies that operating lease receivables are outside the scope of the new standard. The Company adopted the standard using the modified retrospective approach as required on January 1, 2020. The adoption of the new credit losses model did not have a material impact on the Company’s condensed consolidated financial statements.
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

The Company did not perform in-line with expectations during the first quarter of 2020, partially as a result of the ongoing COVID-19 pandemic. In addition, subsequent to December 31, 2019, the Company’s share price and market capitalization declined. As a result, indicators of impairment were identified and the Company performed an interim quantitative assessment as of March 31, 2020, utilizing a combination of the income and market approaches, which were weighted evenly. The results of the quantitative analysis indicated the carrying value of the FMP and Tank Trailers reporting units exceeded their respective fair values and, accordingly, goodwill impairment charges of $95.8 million and $11.0 million, respectively, were recorded during the first quarter of 2020. The goodwill impairment charges, which are based on Level 3 fair value measurements, are included in Impairment and other, net in the Condensed Consolidated Statements of Operations. The Company considered whether there were any indicators of impairment during the three months ended September 30, 2020 and concluded there were none.
For the period ended September 30, 2020, the changes in the carrying amounts of goodwill were as follows (in thousands):

	Commercial Trailer Products	Diversified Products	Final Mile Products	Total
Balance at December 31, 2018
Goodwill	$4,288	$145,688	$167,715	$317,691
Accumulated impairment losses	(1,663)	(4,944)	—	(6,607)
Net balance as of December 31, 2018	2,625	140,744	167,715	311,084
Impact of divestiture on goodwill	—	(4,944)	—	(4,944)
Impact of divestiture on accumulated impairment losses	—	4,944	—	4,944
Effects of foreign currency	—	(58)	—	(58)
Balance as of December 31, 2019
Goodwill	4,288	140,686	167,715	312,689
Accumulated impairment losses	(1,663)	—	—	(1,663)
Net balance as of December 31, 2019	2,625	140,686	167,715	311,026
Goodwill impairments	—	(10,971)	(95,766)	(106,737)
Effects of foreign currency	—	131	—	131
Balance at March 31, 2020
Goodwill	4,288	140,817	167,715	312,820
Accumulated impairment losses	(1,663)	(10,971)	(95,766)	(108,400)
Net balance as of March 31, 2020	2,625	129,846	71,949	204,420
Goodwill impairments	—	—	—	—
Effects of foreign currency	—	(2)	—	(2)
Balance at June 30, 2020
Goodwill	4,288	140,815	167,715	312,818
Accumulated impairment losses	(1,663)	(10,971)	(95,766)	(108,400)
Net balance as of June 30, 2020	2,625	129,844	71,949	204,418
Goodwill impairments	—	—	—	—
Effects of foreign currency	—	(67)	—	(67)
Balance at September 30, 2020
Goodwill	4,288	140,748	167,715	312,751
Accumulated impairment losses	(1,663)	(10,971)	(95,766)	(108,400)
Net balance as of September 30, 2020	$2,625	$129,777	$71,949	$204,351

5. INVENTORIES, NET
Inventories are stated at the lower of cost, determined on either the first-in, first-out or average cost method, or net realizable value. Inventories, net of reserves, consist of the following components (in thousands):

	September 30, 2020	December 31, 2019
Raw materials and components	$93,225	$105,332
Finished goods	85,559	58,224
Work in progress	13,257	14,269
Aftermarket parts	6,946	6,590
Used trailers	2,523	2,499
	$201,510	$186,914

6. PREPAID EXPENSES AND OTHER
Prepaid expenses and other current assets consist of the following (in thousands):

	September 30, 2020	December 31, 2019
Chassis converter pool agreements	$11,213	$10,164
Assets held for sale	3,020	3,020
Income tax receivables	9,526	8,701
Insurance premiums & maintenance agreements	6,214	3,217
All other	14,561	16,120
	$44,534	$41,222
Chassis converter pool agreements represent chassis transferred to the Company on a restricted basis by the manufacturer, who retains the sole authority to authorize commencement of work on the chassis and to make certain other decisions with respect to the chassis including the terms and pricing of sales to the manufacturer’s dealers. Assets held for sale are primarily related to the Company’s remaining retail location and unused land parcels, which are actively being marketed for sale. Insurance premiums and maintenance agreements are charged to expenses over the contractual life, which is generally one year or less. Additionally, prepaid expenses include contract assets related to contracts for which the Company recognizes revenue over time as services are completed. There is no restricted cash included in prepaid expenses and other current assets as of September 30, 2020 and December 31, 2019.
7. DEBT
Long-term debt consists of the following (in thousands):

	September 30, 2020	December 31, 2019
Senior notes due 2025	$315,000	$325,000
Term loan credit agreement due 2027	150,000	135,228
	465,000	460,228
Less: unamortized discount and fees	(6,278)	(4,842)
Less: current portion	(1,500)	—
	$457,222	$455,386
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
The indenture for the Senior Notes contains customary events of default and covenants. As of September 30, 2020, the Company was in compliance with all covenants, and while the duration and severity of the ongoing COVID-19 pandemic remain unknown at this time, the Company does not anticipate that the pandemic will impact its ability to remain in compliance with these covenants.
Contractual coupon interest expense and accretion of discount and fees for the Senior Notes for the three- and nine-month periods ended September 30, 2020 and 2019, was $4.6 million and $13.9 million, respectively. Contractual coupon interest expense and accretion of discount and fees are included in Interest expense on the Company’s Condensed Consolidated Statements of Operations.
During the third quarter of 2020, the Company repaid $10.0 million of the Senior Notes utilizing net proceeds from the closure of the new term loan credit agreement, which is described in more detail below.
Revolving Credit Agreement
On December 21, 2018, the Company entered into the Second Amended and Restated Credit Agreement among the Company, certain of its subsidiaries as borrowers (together with the Company, the “Borrowers”), the lenders from time to time party thereto, and Wells Fargo Capital Finance, LLC as the administrative agent (the “Revolver Agent”), which amended and restated the Company’s existing amended and restated revolving credit agreement, dated as of May 8, 2012.
On September 28, 2020, the Company entered into the First Amendment to Second Amended and Restated Credit Agreement (together with the Second Amended and Restated Credit Agreement, the “Revolving Credit Agreement” or “Revolving Facility”) among the Company, certain of its subsidiaries party thereto, the lenders party thereto, and the Revolver Agent. The Amendment primarily made conforming changes to the provisions in the Revolving Credit Agreement to reflect modifications made under the new term loan credit agreement, which is described in more detail below.
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
Under the Revolving Credit Agreement, the lenders agree to make available to the Company a $175 million revolving credit facility. The Company has the option to increase the total commitment under the facility to up to $275 million, subject to certain conditions. Subject to availability, the Revolving Credit Agreement provides for a letter of credit subfacility in an amount not in excess of $15 million, and allows for swingline loans in an amount not in excess of $17.5 million. Outstanding borrowings under the Revolving Credit Agreement will bear interest at an annual rate, at the Borrowers’ election, equal to (i) London Interbank Offer Rate (“LIBOR”) plus a margin ranging from 1.25% to 1.75% or (ii) a base rate plus a margin ranging from 0.25% to 0.75%, in each case depending upon the monthly average excess availability under the revolving loan facility. The Borrowers are required to pay a monthly unused line fee equal to 0.20% times the average daily unused availability along with other customary fees and expenses thereunder.
The Revolving Credit Agreement contains various customary covenants. In addition, the Company will be required to maintain a minimum fixed charge coverage ratio of not less than 1.0 to 1.0 as of the end of any period of 12 fiscal months when excess availability under the Revolving Credit Agreement is less than 10% of the total revolving commitment.
During the three-month period ended March 31, 2020, the Company drew $45.0 million under the Revolving Credit Agreement as a precautionary measure in response to the uncertainty caused by the COVID-19 pandemic. During the second quarter of 2020, the Company repaid the $45.0 million in outstanding borrowings, and during the third quarter of 2020 and as of September 30, 2020 there were no amounts outstanding under the Revolving Facility. The Company was in compliance with all covenants as of September 30, 2020, and while the duration and severity of the ongoing COVID-19 pandemic remain unknown at this time, the Company does not anticipate that the pandemic will impact its ability to remain in compliance with these covenants.
For the three-month period ended September 30, 2020, the Company paid no interest under the Revolving Credit Agreement. For the nine-month period ended September 30, 2020, the Company paid approximately $0.2 million of interest. During the three- and nine-month periods ended September 30, 2019, the Company had no outstanding borrowings under the Revolving Credit Agreement and paid no interest. The Company’s liquidity position, defined as cash on hand and available borrowing capacity on the Revolving Facility, amounted to $383.4 million as of September 30, 2020, an increase of 24% from $308.1 million as of December 31, 2019.
New and Old Term Loan Credit Agreements
On September 28, 2020, the Company entered into a Term Loan Credit Agreement (the “New Term Loan Credit Agreement”) among the Company, the lenders from time to time party thereto, and Wells Fargo Bank, National Association, as the administrative agent (the “Term Agent”), providing for a senior secured term loan facility of $150 million that was advanced at closing. The New Term Loan Credit Agreement refinanced and replaced that certain Term Loan Credit Agreement, dated as of May 8, 2012 (as amended, restated, supplemented or otherwise modified from time to time, the “Old Term Loan Credit Agreement”), among the Company, the lenders party thereto and Morgan Stanley Senior Funding, Inc., as the administrative agent.
The New Term Loan Credit Agreement is guaranteed by certain subsidiaries of the Company (the “Term Loan Guarantors”) and is secured by (i) second priority security interests (subject only to the liens securing the Revolving Credit Agreement, customary permitted liens, and certain other permitted liens) in substantially all personal property of the Company and the Term Loan Guarantors, consisting of accounts receivable, inventory, cash, deposit and securities accounts and any cash or other assets in such accounts and, to the extent evidencing or otherwise related to such property, all general intangibles, licenses, intercompany debt, letter of credit rights, commercial tort claims, chattel paper, instruments, supporting obligations, documents and payment intangibles, and (ii) first priority security interests (subject only to customary permitted liens and certain other permitted liens) in (A) subject to certain limitations, equity interests of each direct subsidiary held by the Company and each Term Loan Guarantor, and (B) substantially all other tangible and intangible assets of the Company and the Term Loan Guarantors, including equipment, general intangibles, intercompany notes, investment property and intellectual property, but excluding real property. The respective priorities of the security interests securing the New Term Loan Credit Agreement and the Revolving Credit Agreement are governed by an Intercreditor Agreement, dated as of September 28, 2020, between the Term Agent and the Revolver Agent (the “Intercreditor Agreement”). The New Term Loan Credit Agreement has a scheduled maturity date of September 28, 2027. The loans under the New Term Loan Credit Agreement amortize in quarterly installments equal to 0.25% of the original principal amount of the term loans issued thereunder, with the balance payable at maturity.
Outstanding borrowings under the New Term Loan Credit Agreement bear interest at a rate, at the Company’s election, equal to (i) LIBOR (subject to a floor of 0.75% per annum) plus a margin of 3.25% per annum or (ii) a base rate plus a margin of 2.25% per annum.
The New Term Loan Credit Agreement contains customary covenants limiting the ability of the Company and its subsidiaries to, among other things, pay cash dividends, incur debt or liens, redeem or repurchase stock, enter into transactions with affiliates, merge, dissolve, pay off subordinated indebtedness, make investments and dispose of assets. As of September 30, 2020, the Company was in compliance with all covenants, and while the duration and severity of the ongoing COVID-19 pandemic remain unknown at this time, the Company does not anticipate that the pandemic will impact its ability to remain in compliance with these covenants.
Subject to the terms of the Intercreditor Agreement, if the covenants under the New Term Loan Credit Agreement are breached, the lenders may, subject to various customary cure rights, require the immediate payment of all amounts outstanding and foreclose on collateral. Other customary events of default in the New Term Loan Credit Agreement include, without limitation, failure to pay obligations when due, initiation of insolvency proceedings, defaults on certain other indebtedness, and the incurrence of certain judgments that are not stayed, satisfied, bonded or discharged within 60 days.
The Company used the net proceeds of $148.5 million from the New Term Loan Credit Agreement to pay off the outstanding principal under the Old Term Loan Credit Agreement of $135.2 million, repay a portion of its outstanding Senior Notes, and pay related fees and expenses. In connection with the pay off of the Old Term Loan Credit Agreement (specifically for those lenders that did not participate in the New Term Loan Credit Agreement) and partial repayment of the outstanding Senior Notes, the Company recognized a loss on debt extinguishment totaling approximately $0.2 million, which is included in Other, net in the Condensed Consolidated Statements of Operations. As of September 30, 2020, the Company had $150.0 million outstanding under the New Term Loan Credit Agreement, of which $1.5 million was classified as current on the Company’s Condensed

Consolidated Balance Sheets. There was no interest paid under the New Term Loan Credit Agreement during the third quarter of 2020.
For the three-month period ended September 30, 2020, under the Old Term Loan Credit Agreement the Company paid interest of $0.9 million and repaid the outstanding principal of $135.2 million using the net proceeds from the New Term Loan Credit Agreement. For the three-month period ended September 30, 2019, the Company paid interest of $1.9 million and made principal payments of $15.0 million under the Old Term Loan Credit Agreement.
For the nine-month period ended September 30, 2020, the Company paid interest of $3.3 million under the Old Term Loan Credit Agreement and during the third quarter repaid the outstanding principal of $135.2 million using the net proceeds from the New Term Loan Credit Agreement. For the nine-month period ended September 30, 2019, the Company paid interest of $6.3 million and made principal payments of $30.5 million.
For each three-month period ended September 30, 2020 and 2019, the Company incurred charges of less than $0.1 million for amortization of fees and original issuance discount. For the nine-month periods ended September 30, 2020 and 2019, the Company incurred charges of $0.1 million and $0.2 million, respectively, for amortization of fees and original issuance discount. Amortization of fees and original issuance discount are included in Interest expense in the Condensed Consolidated Statements of Operations.
8. FINANCIAL DERIVATIVE INSTRUMENTS
Commodity Pricing Risk
As of September 30, 2020, the Company was party to commodity swap contracts for specific commodities with notional amounts of approximately $48.9 million. The Company uses commodity swap contracts to mitigate the risks associated with fluctuations in commodity prices impacting its cash flows related to inventory purchases from suppliers. The Company does not hedge all commodity price risk.
At inception, the Company designated the commodity swap contracts as cash flow hedges. The contracts mature at specified monthly settlement dates and will be recognized into earnings through January 2022. The effective portion of the hedging transaction is recognized in Accumulated Other Comprehensive Income (“AOCI”) and transferred to earnings when the forecasted hedged transaction takes place or when the forecasted hedged transaction is no longer probable to occur.
Financial Statement Presentation
As of September 30, 2020 and December 31, 2019, the fair value carrying amount of the Company’s derivative instruments were recorded as follows (in thousands):

		Asset / (Liability) Derivatives
	Balance Sheet Caption	September 30, 2020	December 31, 2019
Derivatives designated as hedging instruments
Commodity swap contracts	Prepaid expenses and other	$467	$1,290
Commodity swap contracts	Accounts payable and Other accrued liabilities	(1,158)	(3,216)
Total derivatives designated as hedging instruments		$(691)	$(1,926)

The following table summarizes the gain or loss recognized in AOCI as of September 30, 2020 and December 31, 2019 and the amounts reclassified from AOCI into earnings for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Amount of Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion, net of tax)		Location of Gain (Loss) Reclassified from AOCI into Earnings (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Earnings

	September 30, 2020	December 31, 2019		Three Months Ended September 30,		Nine Months Ended September 30,
				2020	2019	2020	2019
Derivatives instruments
Commodity swap contracts	$(1,213)	$(2,112)	Cost of sales	$(2,696)	$(424)	$(6,879)	$(1,070)

Over the next 12 months, the Company expects to reclassify approximately $1.6 million of pretax deferred losses, related to the commodity swap contracts, from AOCI to cost of sales as inventory purchases are settled.
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
The Company leases certain industrial spaces, office spaces, land, and equipment. Some leases include one or more options to renew, with renewal terms that can extend the lease term from generally one to 5 years. The exercise of lease renewal options is at the Company’s sole discretion, and are included in the lease term only to the extent such renewal options are reasonably certain of being exercised at lease commencement. Certain leases also include options to purchase the leased property. The depreciable life of assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise. During the three months ended September 30, 2020, leased assets obtained in exchange for new operating lease liabilities totaled approximately $0.3 million. As of September 30, 2020, leases that the Company has signed but have not yet commenced are immaterial.
Leased assets and liabilities included within the Condensed Consolidated Balance Sheets consist of the following (in thousands):

	Classification	September 30, 2020	December 31, 2019
Right-of-Use Assets
Operating	Other assets	$11,987	$14,246
Finance	Property, plant and equipment, net of depreciation	2,837	2,945
Total leased ROU assets		$14,824	$17,191
Liabilities
Current
Operating	Other accrued liabilities	$4,346	$4,369
Finance	Current portion of finance lease obligations	342	327
Noncurrent
Operating	Non-current liabilities	7,883	10,041
Finance	Finance lease obligations	119	378
Total lease liabilities		$12,690	$15,115

Lease costs included in the Condensed Consolidated Statements of Operations consist of the following (in thousands):

	Classification	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019
Operating lease cost	Cost of sales, selling expenses and general and administrative expense	$1,217	$1,200
Finance lease cost
Amortization of ROU leased assets	Depreciation and amortization within Cost of sales	36	36
Interest on lease liabilities	Interest expense	11	16
Net lease cost		$1,264	$1,252

	Classification	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
Operating lease cost	Cost of sales, selling expenses and general and administrative expense	$3,844	$3,398
Finance lease cost
Amortization of ROU leased assets	Depreciation and amortization	108	108
Interest on lease liabilities	Interest expense	44	51
Net lease cost		$3,996	$3,557

Maturity of the Company’s lease liabilities as of September 30, 2020 is as follows (in thousands):

	Operating Leases	Finance Leases	Total
2020 (remainder)	$1,290	$90	$1,380
2021	4,580	361	4,941
2022	3,032	30	3,062
2023	2,183	—	2,183
2024	1,085	—	1,085
Thereafter	1,258	—	1,258
Total lease payments	$13,428	$481	$13,909
Less: interest	1,199	20
Present value of lease payments	$12,229	$461

As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. Remaining lease term and discount rates are as follows:

	September 30, 2020	December 31, 2019
Weighted average remaining lease term (years)
Operating leases	3.7	4.0
Finance leases	1.3	2.1
Weighted average discount rate
Operating leases	5.06%	5.17%
Finance leases	6.16%	6.16%

Lease costs included in the Condensed Consolidated Statements of Cash Flows are as follows (in thousands):

	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$3,820	$3,271
Operating cash flows from finance leases	$27	$42
Financing cash flows from finance leases	$244	$230

10. OTHER ACCRUED LIABILITIES
The following table presents the major components of Other accrued liabilities (in thousands):

	September 30, 2020	December 31, 2019
Warranty	$20,756	$22,575
Chassis converter pool agreements	11,213	10,164
Payroll and related taxes	15,231	25,263
Customer deposits	38,257	19,324
Self-insurance	12,937	12,934
Accrued interest	8,732	4,696
Operating lease obligations	4,346	4,369
Accrued taxes	4,142	10,344
All other	16,942	14,561
	$132,556	$124,230
The following table presents the changes in the product warranty accrual included in Other accrued liabilities (in thousands):

	2020	2019
Balance as of January 1	$22,575	$22,247
Provision for warranties issued in current year	3,132	5,253
Payments	(4,951)	(3,158)
Balance as of September 30	$20,756	$24,342
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

Fair value measurements and the fair value hierarchy level for the Company’s assets and liabilities measured at fair value on a recurring basis, are shown below (in thousands):

	Frequency	Asset / (Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2020
Commodity swap contracts	Recurring	(691)	—	(691)	—
Mutual funds	Recurring	5,085	5,085	—	—
Life-insurance contracts	Recurring	15,864	—	15,864	—
December 31, 2019
Commodity swap contracts	Recurring	(1,926)	—	(1,926)	—
Mutual funds	Recurring	7,367	7,367	—	—
Life-insurance contracts	Recurring	15,072	—	15,072	—
Estimated Fair Value of Debt
The estimated fair value of debt at September 30, 2020 consists primarily of the Senior Notes due 2025 and borrowings under the New Term Loan Credit Agreement and Old Term Loan Credit Agreement (see Note 7). The fair value of the Senior Notes due 2025, New Term Loan Credit Agreement, and Old Term Loan Credit Agreement are based upon third party pricing sources, which generally do not represent daily market activity or represent data obtained from an exchange, and are classified as Level 2. The interest rates on the Company’s borrowings under the Revolving Facility are adjusted regularly to reflect current market rates and thus when any amounts are outstanding carrying value approximates fair value for these borrowings.
The Company’s carrying and estimated fair value of debt at September 30, 2020 and December 31, 2019 were as follows (in thousands):

	September 30, 2020				December 31, 2019
	Carrying Value	Fair Value			Carrying Value	Fair Value
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Instrument
Senior Notes due 2025	$311,191	$—	$312,747	$—	$320,572	$—	$320,572	$—
New and Old Term Loan Credit Agreements	147,531	—	146,978	—	134,814	—	134,814	—
	$458,722	$—	$459,725	$—	$455,386	$—	$455,386	$—
The fair value of debt is based on current public market prices for disclosure purposes only. Unrealized gains or losses are not recognized in the financial statements as long-term debt is presented at carrying value, net of unamortized premium or discount and unamortized deferred financing costs.
12. COMMITMENTS AND CONTINGENCIES
As of September 30, 2020, the Company was named as a defendant or was otherwise involved in numerous legal proceedings and governmental examinations, in connection with the conduct of its business activities, in various jurisdictions, both in the United States and internationally. On the basis of information currently available to it, management does not believe that existing proceedings and investigations will have a material impact on our consolidated financial condition or liquidity if determined in a manner adverse to the Company. However, such matters are unpredictable, and we could incur judgments or enter into settlements for current or future claims that could materially and adversely affect our financial statements. Costs associated with the litigation and settlements of legal matters are reported within General and administrative expenses in the Condensed Consolidated Statements of Operations.
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
On November 13, 2019, the Company received a notice that it was considered one of several PRPs by the Indiana Department of Environmental Management (“IDEM”) under CERCLA and state law related to substances found in soil and groundwater at a property located at 817 South Earl Avenue, Lafayette, Indiana (the “Site”). The Company has never owned or operated the Site, but the Site is near certain of the Company’s owned properties. The Company has agreed to implement a limited work plan to further investigate the source of the contamination at the Site and has worked with IDEM and other PRPs to finalize the terms of the work plan. The Company submitted its initial site investigation report to IDEM during the third quarter of 2020, indicating that the data collected by the Company’s consultant confirmed that the Company’s properties are not the source of contamination at the Site. As of September 30, 2020, based on the information available, the Company does not expect this matter to have a material adverse effect on its financial condition or results of operations.
Chassis Converter Pool Agreements
The Company, through Supreme, obtains most vehicle chassis for its specialized vehicle products directly from the chassis manufacturers under converter pool agreements. Chassis are obtained from the manufacturers based on orders from customers, and in some cases, for unallocated orders. The agreements generally state that the manufacturer will provide a supply of chassis to be maintained at the Company’s facilities with the condition that we will store such chassis and will not move, sell, or otherwise dispose of such chassis except under the terms of the agreement. In addition, the manufacturer typically retains the sole authority to authorize commencement of work on the chassis and to make certain other decisions with respect to the chassis including the terms and pricing of sales of the chassis to the manufacturer’s dealers. The manufacturer also does not transfer the certificate of origin to the Company nor permit the Company to sell or transfer the chassis to anyone other than the manufacturer (for ultimate resale to a dealer). Although the Company is party to related finance agreements with manufacturers, the Company has not historically settled, nor expects to in the future settle, any related obligations in cash. Instead, the obligation is settled by the manufacturer upon reassignment of the chassis to an accepted dealer, and the dealer is invoiced for the chassis by the manufacturer. Accordingly, as of September 30, 2020, the Company’s outstanding chassis converter pool with the manufacturer totaled $11.2 million and has included this financing agreement on the Company’s Condensed Consolidated Balance Sheets within Prepaid expenses and other and Other accrued liabilities. All other chassis programs through its Supreme subsidiary are handled as consigned inventory belonging to the manufacturer and totaled approximately $1.0 million. Under these agreements, if the chassis is not delivered to a customer within a specified time frame the Company is required to pay a finance or storage charge on the chassis. Additionally, the Company receives finance support funds from manufacturers when the chassis are assigned into the Company’s chassis pool. Typically, chassis are converted and delivered to customers within 90 days of the receipt of the chassis by the Company.

13. NET INCOME (LOSS) PER SHARE
Basic earnings per share is calculated based on the weighted average number of common shares outstanding during the period. Diluted earnings per share is determined based on the weighted average number of common shares outstanding during the period combined with the incremental average common shares that would have been outstanding assuming the conversion of all potentially dilutive common shares into common shares as of the earliest date possible. The calculation of basic and diluted net income (loss) per share is determined using net income (loss) applicable to common stockholders as the numerator and the number of shares included in the denominator as shown below (in thousands, except per share amounts). Due to the net loss applicable to common stockholders for the nine months ended September 30, 2020, no securities had a dilutive impact for this period.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Basic net income (loss) per share:
Net income (loss) applicable to common stockholders	$3,887	$25,460	$(102,906)	$71,200
Weighted average common shares outstanding	52,912	54,413	52,980	54,975
Basic net income (loss) per share	$0.07	$0.47	$(1.94)	$1.30

Diluted net income (loss) per share:
Net income (loss) applicable to common stockholders	$3,887	$25,460	$(102,906)	$71,200

Weighted average common shares outstanding	52,912	54,413	52,980	54,975
Dilutive stock options and restricted stock	468	606	—	527
Diluted weighted average common shares outstanding	53,380	55,019	52,980	55,502
Diluted net income (loss) per share	$0.07	$0.46	$(1.94)	$1.28

14. STOCK-BASED COMPENSATION
The Company recognizes all share-based payments based upon their fair value. The Company grants restricted stock units subject to specific service, performance, and/or market conditions. The Company’s policy is to recognize expense for awards that have service conditions only subject to graded vesting using the straight-line attribution method. The fair value of service and performance based units is based on the market price of a share of underlying common stock at the date of grant. The fair value of the market based units is based on a lattice valuation model. The amount of compensation costs related to restricted stock units and performance units not yet recognized was $13.2 million at September 30, 2020, for which the expense will be recognized through 2023.
15. STOCKHOLDERS’ EQUITY
Share Repurchase Program
In November 2018, the Company announced that the Board of Directors approved the repurchase of an additional $100 million in shares of common stock over a three-year period. This authorization was an increase to the previous $100 million repurchase programs approved in February 2017 and February 2016. The repurchase program is set to expire on February 28, 2022. Stock repurchases under this program may be made in the open market or in private transactions at times and in amounts determined by the Company. As of September 30, 2020, $60.2 million remained available under the program.
Common and Preferred Stock
The Board of Directors has the authority to issue common and unclassed preferred stock of up to 200 million shares and 25 million shares, respectively, with par value of $0.01 per share, as well as to fix dividends, voting and conversion rights, redemption provisions, liquidation preferences and other rights and restrictions.

Accumulated Other Comprehensive Income
Changes in AOCI by component, net of tax, for the nine months ended September 30, 2020 are summarized as follows (in thousands):

	Foreign Currency Translation	Derivative Instruments	Total
Balances at December 31, 2019	$(1,866)	$(2,112)	$(3,978)
Net unrealized gains (losses) arising during the period(a)	(1,636)	(5,217)	(6,853)
Less: Net realized gains (losses) reclassified to net (loss) income(b)	—	(1,334)	(1,334)
Net change during the period	(1,636)	(3,883)	(5,519)
Balances at March 31, 2020	(3,502)	(5,995)	(9,497)
Net unrealized gains (losses) arising during the period(c)	318	470	788
Less: Net realized gains (losses) reclassified to net income(d)	—	(1,794)	(1,794)
Net change during the period	318	2,264	2,582
Balances at June 30, 2020	(3,184)	(3,731)	(6,915)
Net unrealized gains (losses) arising during the period(e)	262	502	764
Less: Net realized gains (losses) reclassified to net income(f)	—	(2,016)	(2,016)
Net change during the period	262	2,518	2,780
Balances at September 30, 2020	$(2,922)	$(1,213)	$(4,135)
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
(e) Derivative instruments net of $169 thousand of tax liability for the three months ended September 30, 2020.
(f) Derivative instruments net of $680 thousand of tax benefit for the three months ended September 30, 2020.

Changes in AOCI by component, net of tax, for the nine months ended September 30, 2019 are summarized as follows (in thousands):

	Foreign Currency Translation	Derivative Instruments	Total
Balances at December 31, 2018	$(2,578)	$(765)	$(3,343)
Net unrealized gains (losses) arising during the period(g)	298	(939)	(641)
Less: Net realized gains (losses) reclassified to net income(h)	—	(125)	(125)
Net change during the period	298	(814)	(516)
Balances at March 31, 2019	(2,280)	(1,579)	(3,859)
Net unrealized gains (losses) arising during the period(i)	(115)	(279)	(394)
Less: Net realized gains (losses) reclassified to net income(j)	—	(357)	(357)
Net change during the period	(115)	78	(37)
Balances at June 30, 2019	(2,395)	(1,501)	(3,896)
Net unrealized gains (losses) arising during the period (k)	(463)	(854)	(1,317)
Less: Net realized gains (losses) reclassified to net income (l)	—	(318)	(318)
Net change during the period	(463)	(536)	(999)
Balances at September 30, 2019	$(2,858)	$(2,037)	$(4,895)
—————————
(g) Derivative instruments net of $308 thousand of tax benefit for the three months ended March 31, 2019.
(h) Derivative instruments net of $42 thousand of tax benefit for the three months ended March 31, 2019.
(i) Derivative instruments net of $93 thousand of tax benefit for the three months ended June 30, 2019.

(j) Derivative instruments net of $121 thousand of tax benefit for the three months ended June 30, 2019.
(k) Derivative instruments net of $288 thousand of tax benefit for the three months ended September 30, 2019.
(l) Derivative instruments net of $106 thousand of tax benefit for the three months ended September 30, 2019.
16. INCOME TAXES
On March 27, 2020, the United States enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) in response to the COVID-19 pandemic. Certain provisions of the legislation had a significant impact on the expected annual effective tax rate, income tax payable, and deferred income tax positions of the Company for the three- and nine- month periods ended September 30, 2020. The Company continues to evaluate the provisions of the CARES Act.
For the three months ended September 30, 2020, the Company recognized an income tax benefit of $1.3 million compared to income tax expense of $7.4 million for the same period in the prior year. The effective tax rate for this period was 49.4% compared to 22.6% for the same period in the prior year. The Company recognized an income tax benefit of $10.3 million in the first nine months of 2020 compared to expense of $21.2 million for the same period in the prior year. The effective tax rates for the first nine months of 2020 and 2019 were 9.1% and 23.0%, respectively. For the first nine months of 2020, these effective tax rates differ from the US Federal statutory rate of 21% primarily due to the impact of state and local taxes, impairment of non-deductible goodwill, provisions related to the CARES Act, and discrete items incurred related to stock-based compensation. For the first nine months of 2019, these effective tax rates differ from the US Federal statutory rate of 21% primarily due to the impact of state and local taxes and discrete items related to research and development credits and stock-based compensation.
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
The accounting policies of the segments are the same as those described in the summary of significant accounting policies except that the Company evaluates segment performance based on income (loss) from operations. The Company has not allocated certain corporate related administrative costs, interest and income taxes included in the corporate and eliminations segment to the Company’s other reportable segments. The Company accounts for intersegment sales and transfers at cost plus a specified mark-up.

Reportable segment information is as follows (in thousands):

Three Months Ended September 30, 2020	Commercial Trailer Products	Diversified Products	Final Mile Products	Corporate and Eliminations	Consolidated
Net sales
External customers	$226,324	$69,912	$55,348	$—	$351,584
Intersegment sales	192	2,108	—	(2,300)	—
Total net sales	$226,516	$72,020	$55,348	$(2,300)	$351,584

Income (loss) from operations	$19,659	$4,188	$(4,442)	$(10,997)	$8,408
Assets	$326,908	$287,788	$387,489	$193,897	$1,196,082

Three Months Ended September 30, 2019	Commercial Trailer Products	Diversified Products	Final Mile Products	Corporate and Eliminations	Consolidated
Net sales
External customers	$380,062	$87,342	$113,504	$—	$580,908
Intersegment sales	282	5,839	—	(6,121)	—
Total net sales	$380,344	$93,181	$113,504	$(6,121)	$580,908

Income (loss) from operations	$36,503	$7,183	$4,628	$(10,045)	$38,269
Assets	$364,436	$327,343	$507,402	$179,422	$1,378,603

Nine Months Ended September 30, 2020	Commercial Trailer Products	Diversified Products	Final Mile Products	Corporate and Eliminations	Consolidated
Net sales
External customers	$709,516	$201,845	$166,450	$—	$1,077,811
Intersegment sales	229	17,084	—	(17,313)	—
Total net sales	$709,745	$218,929	$166,450	$(17,313)	$1,077,811

Income (loss) from operations	$54,129	$360	$(119,052)	$(31,086)	$(95,649)
Assets	$326,908	$287,788	$387,489	$193,897	$1,196,082

Nine Months Ended September 30, 2019	Commercial Trailer Products	Diversified Products	Final Mile Products	Corporate and Eliminations	Consolidated
Net sales
External customers	$1,120,608	$270,357	$349,170	$—	$1,740,135
Intersegment sales	1,645	19,498	—	(21,143)	—
Total net sales	$1,122,253	$289,855	$349,170	$(21,143)	$1,740,135

Income (loss) from operations	$102,742	$24,138	$15,718	$(31,593)	$111,005
Assets	$364,436	$327,343	$507,402	$179,422	$1,378,603

b.  Product Information
The Company offers products primarily in four general categories: (1) new trailers, (2) used trailers, (3) components, parts and service, and (4) equipment and other. The following table sets forth the major product categories and their percentage of consolidated net sales (dollars in thousands):

Three Months Ended September 30, 2020	Commercial Trailer Products	Diversified Products	Final Mile Products	Eliminations	Consolidated
New trailers	$215,609	$37,455	$—	$—	$253,064	72.0%
Used trailers	522	1,439	—	—	1,961	0.6%
Components, parts and service	9,371	16,607	3,103	(2,300)	26,781	7.6%
Equipment and other	1,014	16,519	52,245	—	69,778	19.8%
Total net sales	$226,516	$72,020	$55,348	$(2,300)	$351,584	100.0%

Three Months Ended September 30, 2019	Commercial Trailer Products	Diversified Products	Final Mile Products	Eliminations	Consolidated
New trailers	$366,938	$51,697	$—	$—	$418,635	72.1%
Used trailers	86	417	—	—	503	0.1%
Components, parts and service	10,039	23,790	4,302	(5,960)	32,171	5.5%
Equipment and other	3,281	17,277	109,202	(161)	129,599	22.3%
Total net sales	$380,344	$93,181	$113,504	$(6,121)	$580,908	100.0%

Nine Months Ended September 30, 2020	Commercial Trailer Products	Diversified Products	Final Mile Products	Eliminations	Consolidated
New trailers	$672,263	$108,943	$—	$—	$781,206	72.5%
Used trailers	3,113	3,972	—	—	7,085	0.7%
Components, parts and service	28,214	64,855	9,278	(17,284)	85,063	7.9%
Equipment and other	6,155	41,159	157,172	(29)	204,457	19.0%
Total net sales	$709,745	$218,929	$166,450	$(17,313)	$1,077,811	100.0%

Nine Months Ended September 30, 2019	Commercial Trailer Products	Diversified Products	Final Mile Products	Eliminations	Consolidated
New trailers	$1,078,599	$146,821	$—	$—	$1,225,420	70.4%
Used trailers	236	1,743	—	—	1,979	0.1%
Components, parts and service	30,994	88,681	12,165	(20,455)	111,385	6.4%
Equipment and other	12,424	52,610	337,005	(688)	401,351	23.1%
Total net sales	$1,122,253	$289,855	$349,170	$(21,143)	$1,740,135	100.0%

19. SUBSEQUENT EVENTS
On November 4, 2020, the Company closed on the sale of its remaining retail location, which was classified as held for sale as of September 30, 2020 as described in Note 6. The sale is expected to result in an immaterial gain.

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

COVID-19 Update
In March 2020, a global pandemic was declared by the World Health Organization (the “WHO”) related to COVID-19. This pandemic continues to create significant uncertainties and disruption in the global economy. We are closely monitoring the most recent developments regarding the pandemic, and we continue to remain focused on the health and safety of our employees, as well as the health of our business, both in the short and long-term. We monitor, evaluate, and manage our operating plans in light of the most recent developments on an ongoing basis. Further, we are adhering to best-practice safe hygiene guidelines by recognized health experts, like the WHO, as well as any applicable government mandates related to the COVID-19 pandemic. We remain focused on business continuity and ensuring our facilities remain operational where safe and appropriate to do so.
The safety and well-being of our employees has been, and will remain, our highest priority. In early March, we assembled a pandemic response team to manage the changes necessary to adapt to the rapidly-changing environment. This response team continues to meet regularly with our senior leadership team to provide updates and continuously monitor the most recent developments. Actions we have taken to protect our employees include, but are not limited to:
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
▪We have suspended all Company-sponsored large events, community use of our facilities, and other forms of group gatherings involving external visitors.
▪We have implemented pandemic continuity plans.
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
We are also working with local food banks, schools, healthcare facilities, and other nonprofit organizations to support agencies and families in need, including the following:
▪We manufactured thousands of full splash protective face shields that were donated to hospitals, cancer centers, surgery centers, dentist offices and other healthcare facilities.
▪We manufactured partitions so a local gym could open safely.
▪We moved refrigerated trailers from our lots to assist hospitals. We also coordinated movement of refrigerated product from our dealer lots across the country to serve a similar need.
▪We donated refrigerated trailers to transport food for school lunch pickups.
▪We provided FEMA and local governments descriptions of capabilities as they amass their options and determine next steps for today, tomorrow, and into the future.
▪We manufactured vessels which are used in rapid COVID-19 testing.
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

Results of Operations
The following table sets forth certain operating data as a percentage of net sales for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	87.7%	86.6%	89.4%	86.5%
Gross profit	12.3%	13.4%	10.6%	13.5%

General and administrative expenses	6.5%	4.4%	6.4%	4.7%
Selling expenses	1.9%	1.5%	1.8%	1.5%
Amortization of intangibles	1.6%	0.9%	1.5%	0.9%
Other operating expenses	—%	—%	9.8%	—%
Income (loss) from operations	2.3%	6.6%	(8.9)%	6.4%

Interest expense	(1.6%)	(1.2%)	(1.7)%	(1.2)%
Other, net	—%	0.2%	—%	0.1%
Income (loss) before income tax (benefit) expense	0.7%	5.6%	(10.6)%	5.3%

Income tax (benefit) expense	(0.4%)	1.3%	(1.0)%	1.2%
Net income (loss)	1.1%	4.3%	(9.6)%	4.1%
For the three-month period ended September 30, 2020, we recorded net sales of $351.6 million compared to $580.9 million in the prior year period. Net sales for the three-month period ended September 30, 2020 decreased $229.3 million, or 39.5%, compared to the prior year period, due primarily to 41.3% and 44.2% decreases in new trailer unit and truck body unit shipments, respectively, which contributed to decreases in sales within each of our reportable segments. The decreases in sales and shipments compared to the prior year period are primarily attributable to overall softer demand in the industry, which was worsened by the ongoing impacts of COVID-19, and has reduced demand for our products. Gross profit margin decreased to 12.3% in the third quarter of 2020 compared to 13.4% in the prior year period primarily driven by fixed costs as a percentage of sales increasing year-over-year. While overall industry demand thus far during 2020 was softer than anticipated, we continue to believe we are well-positioned to navigate this uncertain environment as we have prepared for an eventual downturn in the industry over the last two years. We are focused on the continued pursuit to implement changes to our processes and cost structure given the current environment and have taken actions at all levels of the Company to contain cost and preserve the strength of our balance sheet.
For the three-month period ended September 30, 2020, selling, general and administrative expenses declined $5.1 million as compared to the same period in 2019. The decrease compared to the same period in the prior year was primarily attributable to lower employee-related costs, including employee incentive and benefit programs, as well as lower travel and marketing-related expenses. The overall decreases were due, in part, to the cost containment measures we have implemented as well as COVID-19 related items. These decreases were partially offset by an increase in professional fees, which was primarily attributable to fees and expenses incurred in closing on the New Term Loan Credit Agreement. As a percentage of net sales, selling, general and administrative expenses increased to 8.4% in the third quarter of 2020 as compared to 5.9% in the prior year period.
Our management team continues to be focused on increasing overall stockholder value by optimizing our manufacturing operations to match the current demand environment, implementing cost savings initiatives and enterprise lean techniques, strengthening our capital structure and maintaining strong liquidity, developing innovative products that enable our customers to succeed, improving earnings, and continuing diversification of the business into higher margin opportunities that leverage our intellectual and process capabilities.

Three Months Ended September 30, 2020 Compared with the Three Months Ended September 30, 2019
Net Sales
Net sales in the third quarter of 2020 decreased $229.3 million, or 39.5%, compared to the third quarter of 2019. By business segment, prior to the elimination of intercompany sales, sales and related units sold were as follows (dollars in thousands):

	Three Months Ended September 30,		Change
	2020	2019	Amount	%
	(prior to elimination of intersegment sales)
Sales by Segment
Commercial Trailer Products	$226,516	$380,344	$(153,828)	(40.4%)
Diversified Products	72,020	93,181	(21,161)	(22.7%)
Final Mile Products	55,348	113,504	(58,156)	(51.2%)
Eliminations	(2,300)	(6,121)	3,821
Total	$351,584	$580,908	$(229,324)	(39.5%)

New Trailers	(units)
Commercial Trailer Products	7,975	13,700	(5,725)	(41.8%)
Diversified Products	475	750	(275)	(36.7%)
Total	8,450	14,450	(6,000)	(41.5%)

Used Trailers	(units)
Commercial Trailer Products	100	25	75	300.0%
Diversified Products	40	10	30	300.0%
Total	140	35	105	300.0%
Commercial Trailer Products segment sales, prior to the elimination of intersegment sales, were $226.5 million for the third quarter of 2020, a decrease of $153.8 million, or 40.4%, compared to the third quarter of 2019. New trailers shipped during the third quarter of 2020 totaled 7,975 trailers compared to 13,700 trailers in the prior year period, a decrease of 41.8%. The decrease in net sales is partially attributable to the continuing impacts of COVID-19, which have reduced demand for our products. Sales of our parts and service product offerings totaled $9.4 million for the third quarter of 2020, a decrease of $0.7 million, or 6.8%, as compared to the prior year period.
Diversified Products segment sales, prior to the elimination of intersegment sales, were $72.0 million for the third quarter of 2020, a decrease of $21.2 million, or 22.7%, compared to the third quarter of 2019. Equipment sales decreased $0.8 million, or 4.4%, compared to the prior year period. New trailer shipments for the third quarter of 2020 totaled 475 units compared to 750 units in the prior year period. Sales of our parts and service product offerings totaled $16.6 million for the third quarter of 2020, a decrease of $7.2 million or 30.2% as compared to the prior year period. The decreases in our equipment sales and sales from our parts and service offerings are in part attributable to the impacts of COVID-19, which have caused reduced demand for our products.
Final Mile Products segment sales, prior to the elimination of intersegment sales, were $55.3 million in the third quarter of 2020, a decrease of $58.2 million, or 51.2%, compared to the third quarter of 2019. New truck body sales decreased $55.4 million, or 51.7%, and parts and service revenue decreased $2.8 million, or 42.9%, compared to the prior year period. The decrease in truck body sales is primarily due to a 44.2% decrease in truck body unit shipments in the third quarter of 2020 compared to the prior year period. The overall decrease in net sales compared to the prior year period is attributable to softer demand in this market segment and decreased chassis availability from suppliers, both of which were worsened by the impacts of the ongoing COVID-19 pandemic.
Cost of Sales
Cost of sales was $308.4 million in the third quarter of 2020, a decrease of $194.8 million, or 38.7%, compared to the prior year period. Cost of sales is comprised of material costs, a variable expense, and other manufacturing costs, comprised of both fixed and variable expenses, including direct and indirect labor, outbound freight, and overhead expenses.
Commercial Trailer Products segment cost of sales was $200.6 million in the third quarter of 2020, a decrease of $135.8 million, or 40.4%, compared to the prior year period. The decrease was primarily driven by an overall decrease in manufacturing costs as a result of lower sales volumes, including a $103.4 million decrease in materials costs and a $32.4 million decrease in other manufacturing costs. The lower sales volumes were due in part to impacts from the ongoing COVID-19 pandemic.
Diversified Products segment cost of sales was $58.2 million in the third quarter of 2020, a decrease of $17.0 million, or 22.6%, compared to the prior period. The decrease in cost of sales was primarily due to lower sales volumes, which resulted in lower materials costs of $11.4 million and other manufacturing costs of $5.6 million. The lower sales volumes were partially driven by the ongoing COVID-19 pandemic.
Final Mile Product segment cost of sales was $50.5 million in the third quarter of 2020, a decrease of $46.2 million, or 47.8%, compared to the prior period. The decrease was primarily driven by a $32.5 million decrease in materials costs and a $13.8 million decrease in other manufacturing costs related to decreased sales volumes. The lower sales volumes were partially attributable to the ongoing COVID-19 pandemic.
Gross Profit
Gross profit was $43.2 million in the third quarter of 2020, a decrease of $34.5 million from the prior year period. Gross profit as a percentage of net sales was 12.3% for the third quarter of 2020, compared to 13.4% for the same period in 2019. Gross profit by segment was as follows (dollars in thousands):

	Three Months Ended September 30,		Change
	2020	2019	Amount	%
Gross Profit by Segment
Commercial Trailer Products	$25,934	$43,960	$(18,026)	(41.0%)
Diversified Products	13,853	18,042	(4,189)	(23.2%)
Final Mile Products	4,854	16,763	(11,909)	(71.0%)
Corporate and Eliminations	(1,447)	(1,030)	(417)
Total	$43,194	$77,735	$(34,541)	(44.4%)
Commercial Trailer Products segment gross profit was $25.9 million for the third quarter of 2020 compared to $44.0 million for the third quarter of 2019. Gross profit, prior to the elimination of intersegment sales, as a percentage of net sales, was 11.4% in the third quarter of 2020 compared to 11.6% in the comparative 2019 period. We made purposeful efforts to mitigate lower sales volumes due to the ongoing COVID-19 pandemic by decreasing our fixed costs, including Company-wide furloughs, headcount reductions, and other cost containment measures. Because of these efforts, as well as lower materials costs, gross profit as a percentage of net sales for the third quarter of 2020 was materially consistent with the prior year period.
Diversified Products segment gross profit was $13.9 million for the third quarter of 2020 compared to $18.0 million in the same quarter of 2019. Gross profit, prior to the elimination of intersegment sales, as a percentage of net sales, was 19.2% in the third quarter of 2020 compared to 19.4% in the 2019 period. Despite softer demand in the industry and the decrease in new trailer shipments partially due to the ongoing COVID-19 pandemic, gross profit as a percentage of net sales remained generally consistent with the prior year period. This was primarily attributable to our efforts to limit impacts of the ongoing COVID-19 pandemic.
Final Mile Products segment gross profit was $4.9 million for the third quarter of 2020 compared to $16.8 million in the same quarter of 2019. Gross profit, prior to the elimination of intersegment sales, as a percentage of net sales, was 8.8% in the third quarter of 2020 compared to 14.8% in the 2019 period. While materials costs were lower in the third quarter of 2020 compared to the same period in the prior year, the decreases in gross profit and gross profit as a percentage of net sales were primarily attributable to fixed costs not proportionately decreasing with the decrease in sales volumes. The lower sales volumes were partially attributable to impacts caused by the ongoing COVID-19 pandemic.
General and Administrative Expenses
General and administrative expenses for the third quarter of 2020 decreased $2.6 million, or 10.3%, from the prior year period. The decrease from the prior year period was largely due to a decrease of approximately $2.6 million in employee-related costs, including benefits and incentive programs, as well as a decrease in travel-related costs of $0.6 million. These decreases were partially offset by an increase in professional fees, which was primarily attributable to fees and expenses incurred in closing on the New Term Loan Credit Agreement of $1.2 million. These overall decreases were due in part to our implementation of cost containment measures as well as the impacts of the ongoing COVID-19 pandemic. As a percentage of net sales, general and administrative expenses were 6.5% for the third quarter of 2020 compared to 4.4% for the third quarter of 2019.

Selling Expenses
Selling expenses were $6.5 million in the third quarter of 2020, a decrease of $2.5 million, or 27.7%, compared to the prior year period. The decrease was due to lower employee-related costs, including benefits and incentive programs, of approximately $1.6 million. An additional decrease relates to lower travel-related costs of approximately $0.7 million. The overall decrease in selling expenses were due in part to our implementation of cost containment measures as well as the impacts of the continuing COVID-19 pandemic. As a percentage of net sales, selling expenses were 1.9% for the third quarter of 2020 compared to 1.5% for the third quarter of 2019.
Amortization of Intangibles
Amortization of intangibles was $5.5 million for the third quarter of 2020 compared to $5.1 million in the prior year period. Amortization of intangibles for both periods was the result of expenses recognized for intangible assets recorded from the acquisitions of Walker in May 2012, certain assets of Beall in February 2013, and Supreme in September 2017.
Impairment and Other, Net
Impairment and other, net was insignificant for both the third quarter of 2020 and 2019.
Other Income (Expense)
Interest expense for the third quarter of 2020 totaled $5.7 million compared to $6.7 million in the third quarter of 2019. Interest expense relates to interest and non-cash accretion charges on our New Term Loan Credit Agreement, Old Term Loan Credit Agreement, Senior Notes, and Revolving Credit Agreement. The decrease from the prior year period is primarily due to our voluntary prepayments totaling approximately $50.0 million against our Old Term Loan Credit Agreement throughout 2019 and the significant decrease in LIBOR between periods.
Other, net for the third quarter of 2020 represented expense of $0.1 million as compared to income of $1.3 million for the prior year period. Expense for the current year period is primarily attributable to extinguishment charges totaling $0.2 million related to the payoff of the Old Term Loan Credit Agreement and $10.0 million repayment on our Senior Notes, partially offset by interest income. Income for the prior year period is primarily related to interest income.
Income Taxes
We recognized income tax benefit of $1.3 million in the third quarter of 2020 compared to expense of $7.4 million for the same period in the prior year. The effective tax rate for this period was 49.4% compared to 22.6% for the same period in the prior year. Certain provisions of the CARES Act had a significant impact on the expected annual effective tax rate, income tax payable, and deferred income tax positions of the Company for the three months ended September 30, 2020. For the third quarter of 2020, these effective tax rates differ from the US Federal statutory rate of 21% primarily due to the impact of state and local taxes, provisions related to the CARES Act, and discrete items incurred related to stock-based compensation. For the third quarter of 2019, these effective tax rates differ from the US Federal statutory rate of 21% primarily due to the impact of state and local taxes and discrete items related to research and development tax credits.

Nine Months Ended September 30, 2020 Compared with the Nine Months Ended September 30, 2019
Net Sales
Net sales in the first nine months of 2020 decreased $662.3 million, or 38.1%, compared to the first nine months of 2019. By business segment, prior to the elimination of intercompany sales, sales and related units sold were as follows (dollars in thousands):

	Nine Months Ended September 30,		Change
	2020	2019	Amount	%
	(prior to elimination of intersegment sales)
Sales by Segment
Commercial Trailer Products	$709,745	$1,122,253	$(412,508)	(36.8)%
Diversified Products	218,929	289,855	(70,926)	(24.5)%
Final Mile Products	166,450	349,170	(182,720)	(52.3)%
Eliminations	(17,313)	(21,143)	3,830
Total	$1,077,811	$1,740,135	$(662,324)	(38.1)%

New Trailer Shipments	(units)
Commercial Trailer Products	24,500	40,350	(15,850)	(39.3)%
Diversified Products	1,525	2,200	(675)	(30.7)%
Total	26,025	42,550	(16,525)	(38.8)%

Used Trailer Shipments	(units)
Commercial Trailer Products	320	50	270	540.0%
Diversified Products	110	60	50	83.3%
Total	430	110	320	290.9%
Commercial Trailer Products segment sales prior to the elimination of intersegment sales were $709.7 million for the first nine months of 2020, a decrease of $412.5 million, or 36.8%, compared to the first nine months of 2019. Trailers shipped during the first nine months of 2020 totaled 24,500 trailers compared to 40,350 trailers in the prior year period, a 39.3% decrease. The decrease in new trailer shipments compared to the prior year period resulted in a $406.3 million decrease in new trailer revenue. Despite these headwinds, revenue per new trailer unit increased approximately 2.6% compared to the prior year period. The decrease in net sales and shipments is partially attributable to the ongoing impacts of COVID-19, which have reduced demand for our products. Parts and service revenue for the nine-month period of 2020 totaled $28.2 million, a decrease of $2.8 million, or 9.0%, from the prior year period. Used trailer sales increased $1.9 million compared to the prior year period primarily due to a 270 unit increase in used trailer shipments in the first nine months of 2020 compared to the prior year period.
Diversified Products segment sales prior to the elimination of intersegment sales were $218.9 million for the first nine months of 2020, a decrease of $70.9 million, or 24.5%, compared to the same period of 2019. Trailers shipped during the first nine months of 2020 totaled 1,525 trailers compared to 2,200 trailers in the prior year period, a 30.7% decrease. The decrease in new trailer shipments compared to the prior year period resulted in a $37.9 million decrease in sales. Compared to the prior year period, equipment sales decreased $11.5 million, or 21.8%, while parts and service sales decreased $23.8 million, or 26.9%. The decreases in sales in this market segment are in part attributable to the ongoing impacts of COVID-19, which have caused reduced demand for our products.
Final Mile Products segment sales, prior to the elimination of intersegment sales, were $166.5 million for the first nine months of 2020, a decrease of $182.7 million, or 52.3% from the first nine months of 2019. Decreased truck body unit shipments of 51.1% drove a $175.4 million decrease in new truck body sales compared to the prior year period. The overall decrease in net sales compared to the prior year period is attributable to softer demand in this market segment and decreased chassis availability from suppliers, both of which were worsened by the impacts of the ongoing COVID-19 pandemic.
Cost of Sales
Cost of sales was $963.6 million in the first nine months of 2020, a decrease of $542.5 million, or 36.0%, compared to the prior year period. Cost of sales is comprised of material costs, a variable expense, and other manufacturing costs, comprised of both fixed and variable expenses, including direct and indirect labor, outbound freight, and overhead expenses.

Commercial Trailer Products segment cost of sales was $637.6 million in the first nine months of 2020, a decrease of $357.8 million, or 35.9%, compared to the prior year period. The decrease was primarily driven by an overall decrease in manufacturing costs as a result of lower sales volumes, including a $281.0 million decrease in materials costs and a $76.8 million decrease in other manufacturing costs. The lower sales volumes were due in part to the ongoing COVID-19 pandemic.
Diversified Products segment cost of sales was $179.2 million in the first nine months of 2020, a decrease of $52.4 million, or 22.6%, compared to the prior period. Driven by lower sales volumes partially attributable to the ongoing impacts of the COVID-19 pandemic, the decrease in cost of sales from the prior year period was primarily due to a decrease in materials costs of $34.9 million and a decrease in other manufacturing costs totaling $17.5 million.
Final Mile Product segment cost of sales was $159.9 million in the first nine months of 2020, a decrease of $137.7 million, or 46.3%, compared to the prior year period. The decrease was driven by a $100.9 million decrease in materials costs and a $36.8 million decrease in other manufacturing costs related to decreased sales volumes; however, the decrease in cost of sales was not proportionate to the decrease in sales volumes. The lower sales volumes were due in part to the ongoing COVID-19 pandemic.
Gross Profit
Gross profit was $114.3 million in the first nine months of 2020, a decrease of $119.8 million from the prior year period. Gross profit as a percentage of sales was 10.6% for the first nine months, compared to 13.5% during the same period in 2019. Gross profit by segment was as follows (dollars in thousands):

	Nine Months Ended September 30,		Change
	2020	2019	$	%
Gross Profit by Segment
Commercial Trailer Products	$72,169	$126,806	$(54,637)	(43.1)%
Diversified Products	39,755	58,264	(18,509)	(31.8)%
Final Mile Products	6,573	51,576	(45,003)	(87.3)%
Corporate	(4,239)	(2,571)	(1,668)
Total	$114,258	$234,075	$(119,817)	(51.2)%
Commercial Trailer Products segment gross profit was $72.2 million for the first nine months of 2020 compared to $126.8 million for the prior year period. Gross profit prior to the elimination of intersegment sales, as a percentage of net sales, was 10.2% in 2020 compared to 11.3% in the prior period. We made purposeful efforts to mitigate lower sales volumes due to the ongoing COVID-19 pandemic by decreasing our fixed costs, including Company-wide furloughs, headcount reductions, and other cost containment measures. However, fixed costs did not proportionately decrease with the lower sales volumes experienced during the first nine months of 2020 compared to the prior year period.
Diversified Products segment gross profit was $39.8 million for the first nine months of 2020 compared to $58.3 million in the same period of 2019. Gross profit prior to the elimination of intersegment sales, as a percentage of net sales, was 18.2% in the 2020 period compared to 20.1% in the prior period. While fixed costs decreased between periods as a result of our cost containment initiatives in response to COVID-19 impacts, the decreases in gross profit and gross profit as a percentage of net sales compared to the prior year period were primarily driven by certain fixed manufacturing costs that did not decrease at the same rate as the decrease in sales volumes.
Final Mile Products segment gross profit was $6.6 million for the first nine months of 2020 compared to $51.6 million in the same period of 2019. Gross profit, as a percentage of sales, was 3.9% in the first nine months of 2020, compared to 14.8% in the prior year period. Similar to the two segments above, the decreases in gross profit and gross profit as a percentage of net sales were primarily attributable to manufacturing costs not proportionately decreasing with the decrease in sales volumes.
General and Administrative Expenses
General and administrative expenses for the first nine months of 2020 decreased $13.4 million, or 16.4%, from the prior year period. The decrease from the prior year period was largely due to a decrease of approximately $12.7 million in employee-related costs, including benefits and incentive programs, partially offset by an increase in severance-related expense. Additional decreases were attributable to lower professional service expenses and travel-related costs totaling approximately $2.1 million. Partially offsetting these decreases were fees and expenses incurred in closing on the New Term Loan Credit Agreement of $1.2 million. These overall decreases were due in part to the impacts of the ongoing COVID-19 pandemic and our implementation of cost containment measures. As a percentage of sales, general and administrative expenses were 6.4% for the 2020 period as compared to 4.7% for the same period of 2019.

Selling Expenses
Selling expenses were $19.4 million in the first nine months of 2020, a decrease of $6.3 million, or 24.6%, compared to the prior year period. The decrease was due to a decrease of approximately $4.5 million in employee-related costs, including benefits and incentive programs, and a decrease in travel-related costs of approximately $1.5 million. These overall decreases were due in part to the impacts of the ongoing COVID-19 pandemic and our implementation of cost containment measures. As a percentage of net sales, selling expenses were 1.8% for the 2020 period which is consistent with the same period of 2019.
Amortization of Intangibles
Amortization of intangibles was $16.5 million for the first nine months of 2020 compared to $15.4 million in the prior year period. Amortization of intangibles for both periods was the result of expenses recognized for intangible assets recorded from the acquisitions of Walker in May 2012, certain assets of Beall in February 2013, and Supreme in September 2017.
Impairment and Other, Net
Impairment and other, net was $105.5 million during the first nine months of 2020 was primarily the result of impairment charges related to goodwill within the Final Mile Products and Diversified Products segments totaling $106.8 million during the first quarter of 2020. These impairment charges were partially offset by the net gain on sale of property, plant, and equipment assets primarily during the second quarter of 2020.
Other Income (Expense)
Interest expense for the first nine months of 2020 totaled $17.9 million compared to $20.8 million in the prior year period. Interest expense relates to interest and non-cash accretion charges on our New Term Loan Credit Agreement, Old Term Loan Credit Agreement, Senior Notes, and Revolving Credit Agreement. The decrease from the previous year period is primarily due to our voluntary prepayments totaling approximately $50.0 million against our Term Loan Credit Agreement throughout 2019 and the significant decrease in LIBOR between periods.
Other, net for the first nine months of 2020 represented income of $0.3 million as compared to income of $2.2 million for the prior year period. Income for both the current year period is primarily related to interest income, partially offset by extinguishment charges totaling $0.2 million related to the payoff of the Old Term Loan Credit Agreement and $10.0 million repayment on our Senior Notes. Income for the prior year period is primarily related to interest income.
Income Taxes
The Company recognized an income tax benefit of $10.3 million in the first nine months of 2020 compared to expense of $21.2 million for the same period in the prior year. The effective tax rate for the first nine months of 2020 and 2019 were 9.1% and 23.0%, respectively. Certain provisions of the CARES Act had a significant impact on the expected annual effective tax rate, income tax payable, and deferred income tax positions of the Company for the nine months ended September 30, 2020. For the first nine months of 2020, these effective tax rates differ from the US Federal statutory rate of 21% primarily due to the impact of state and local taxes, impairment of non-deductible goodwill, provisions related to the CARES Act, and discrete items incurred related to stock-based compensation. For the first nine months of 2019, these effective tax rates differ from the US Federal statutory rate of 21% primarily due to the impact of state and local taxes and discrete items related to research and development credits and stock-based compensation.

Liquidity and Capital Resources
Capital Structure
Our capital structure is comprised of a mix of debt and equity. As of September 30, 2020, our debt to equity ratio, including our finance lease obligations, was approximately 1.2:1.0. Our long-term objective is to generate operating cash flows sufficient to support the growth within our businesses and increase shareholder value. This objective will be achieved through a balanced capital allocation strategy of sustaining strong liquidity, maintaining healthy leverage ratios, investing in the business, both organically and strategically, and returning capital to our shareholders.
During the third quarter of 2020, we used the proceeds from the closure of our $150.0 million New Term Loan Credit Agreement to pay off the $135.2 million outstanding balance on the Old Term Loan Credit Agreement. The remaining proceeds were used to pay related issuance costs and expenses as well as repay $10.0 million of our Senior Notes, which are now our nearest maturity of outstanding debt, due October 2025. In addition, during the first nine months of 2020 we paid dividends of approximately $13.0 million, and during the first quarter of 2020 we repurchased shares under our share repurchase program totaling $8.9 million. As a result of uncertainty caused by the COVID-19 pandemic, we drew $45.0 million under the Revolving Facility during the first quarter of 2020. During the second quarter of 2020, we repaid the $45.0 million in outstanding borrowings, and as of September 30, 2020 we had no amounts outstanding under our Revolving Facility.
Despite the uncertainty caused by the ongoing COVID-19 pandemic, we believe we are well-positioned from a liquidity perspective as we have prepared for an eventual downturn in our industry over the last two years, and we believe we have sufficient liquidity to meet our cash obligations for at least the next 12 months. Our liquidity position, defined as cash on hand and available borrowing capacity on the Revolving Facility, amounted to $383.4 million as of September 30, 2020, an increase of 26% compared to $303.6 million as of June 30, 2020 and an increase of 24% from $308.1 million as of December 31, 2019. In addition, as noted above the nearest debt maturity we have is not until October 2025. While the severity and duration of the impacts of COVID-19 remain unknown, we expect to continue our commitment to fund our working capital requirements and capital expenditures, including maintaining our assets to capitalize on any economic and/or industry upswings, while also responsibly returning capital to our shareholders. For the remainder of 2020 and into 2021, we will continue to move rapidly to adjust to the current environment to contain cost and preserve the strength of our balance sheet while prioritizing the safety of our employees and ensuring the liquidity and financial well-being of the Company.
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
The indenture for the Senior Notes contains customary events of default, including payment defaults, breaches of covenants, failure to pay certain judgments and certain events of bankruptcy, insolvency and reorganization. As of September 30, 2020, we were in compliance with all covenants, and while the duration and severity of the ongoing COVID-19 pandemic are unknown at this time, we do not anticipate that the pandemic will impact our ability to remain in compliance with these covenants.
Contractual coupon interest expense and accretion of discount and fees for the Senior Notes for the three- and nine-month periods ended September 30, 2020 and 2019, was $4.6 million and $13.9 million, respectively. Contractual coupon interest expense and accretion of discount and fees are included in Interest expense on our Condensed Consolidated Statements of Operations.
During the third quarter of 2020, we repaid $10.0 million of the Senior Notes utilizing net proceeds from the closure of the new term loan credit agreement, which is described in more detail below.

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
During the three-month period ended March 31, 2020, we drew $45.0 million under the Revolving Credit Agreement as a precautionary measure in response to the uncertainty caused by the COVID-19 pandemic. During the second quarter of 2020, we repaid the $45.0 million in outstanding borrowings, and during the third quarter of 2020 and as of September 30, 2020 there were no amounts outstanding under the Revolving Facility. We were in compliance with all covenants as of September 30, 2020, and while the duration and severity of the ongoing COVID-19 pandemic remain unknown at this time, we do not anticipate that the pandemic will impact our ability to remain in compliance with these covenants.
For the three-month period ended September 30, 2020, we paid no interest under the Revolving Credit Agreement. For the nine-month period ended September 30, 2020, we paid approximately $0.2 million of interest. During the three- and nine-month periods ended September 30, 2019, we had no outstanding borrowings under the Revolving Credit Agreement and paid no interest. Our liquidity position, defined as cash on hand and available borrowing capacity on the Revolving Facility, amounted to $383.4 million as of September 30, 2020, an increase of 24% from $308.1 million as of December 31, 2019.
New and Old Term Loan Credit Agreements
On September 28, 2020, we entered into a Term Loan Credit Agreement (the “New Term Loan Credit Agreement”) among us, the lenders from time to time party thereto, and Wells Fargo Bank, National Association, as the administrative agent (the “Term Agent”), providing for a senior secured term loan facility of $150 million that was advanced at closing. The New Term Loan Credit Agreement refinanced and replaced that certain Term Loan Credit Agreement, dated as of May 8, 2012 (as amended, restated, supplemented or otherwise modified from time to time, the “Old Term Loan Credit Agreement”), among us, the lenders party thereto and Morgan Stanley Senior Funding, Inc., as the administrative agent.
The New Term Loan Credit Agreement is guaranteed by certain of our subsidiaries (the “Term Loan Guarantors”) and is secured by (i) second priority security interests (subject only to the liens securing the Revolving Credit Agreement, customary permitted liens, and certain other permitted liens) in substantially all of our personal property and the Term Loan Guarantors, consisting of accounts receivable, inventory, cash, deposit and securities accounts and any cash or other assets in such accounts and, to the extent evidencing or otherwise related to such property, all general intangibles, licenses, intercompany debt, letter of credit rights, commercial tort claims, chattel paper, instruments, supporting obligations, documents and payment intangibles, and (ii) first priority security interests (subject only to customary permitted liens and certain other permitted liens) in (A) subject to certain limitations, equity interests of each direct subsidiary held by us and each Term Loan Guarantor, and (B) substantially all of our other tangible and intangible assets and the Term Loan Guarantors, including equipment, general intangibles, intercompany notes, investment property and intellectual property, but excluding real property. The respective priorities of the security interests securing the New Term Loan Credit Agreement and the Revolving Credit Agreement are governed by an Intercreditor Agreement, dated as of September 28, 2020, between the Term Agent and the Revolver Agent (the “Intercreditor Agreement”). The New Term Loan Credit Agreement has a scheduled maturity date of September 28, 2027. The loans under the New Term Loan Credit Agreement amortize in quarterly installments equal to 0.25% of the original principal amount of the term loans issued thereunder, with the balance payable at maturity.
Outstanding borrowings under the New Term Loan Credit Agreement bear interest at a rate, at our election, equal to (i) LIBOR (subject to a floor of 0.75% per annum) plus a margin of 3.25% per annum or (ii) a base rate plus a margin of 2.25% per annum.
The New Term Loan Credit Agreement contains customary covenants limiting our ability and our subsidiaries to, among other things, pay cash dividends, incur debt or liens, redeem or repurchase stock, enter into transactions with affiliates, merge, dissolve, pay off subordinated indebtedness, make investments and dispose of assets. As of September 30, 2020, we were in compliance with all covenants, and while the duration and severity of the ongoing COVID-19 pandemic remain unknown at this time, we do not anticipate that the pandemic will impact our ability to remain in compliance with these covenants.
Subject to the terms of the Intercreditor Agreement, if the covenants under the New Term Loan Credit Agreement are breached, the lenders may, subject to various customary cure rights, require the immediate payment of all amounts outstanding and foreclose on collateral. Other customary events of default in the New Term Loan Credit Agreement include, without limitation, failure to pay obligations when due, initiation of insolvency proceedings, defaults on certain other indebtedness, and the incurrence of certain judgments that are not stayed, satisfied, bonded or discharged within 60 days.
We used the net proceeds of $148.5 million from the New Term Loan Credit Agreement to pay off the outstanding principal under the Old Term Loan Credit Agreement of $135.2 million, repay a portion of our outstanding Senior Notes, and pay related fees and expenses. In connection with the pay off of the Old Term Loan Credit Agreement (specifically for those lenders that did not participate in the New Term Loan Credit Agreement) and partial repayment of the outstanding Senior Notes, we recognized a loss on debt extinguishment totaling approximately $0.2 million, which is included in Other, net in the Condensed Consolidated Statements of Operations. As of September 30, 2020, we had $150.0 million outstanding under the New Term Loan Credit Agreement, of which $1.5 million was classified as current on our Condensed Consolidated Balance Sheets. We paid no interest under the New Term Loan Credit Agreement during the third quarter of 2020.
For the three-month period ended September 30, 2020, under the Old Term Loan Credit Agreement we paid interest of $0.9 million and repaid the outstanding principal of $135.2 million using the net proceeds from the New Term Loan Credit Agreement. For the three-month period ended September 30, 2019, we paid interest of $1.9 million and made principal payments of $15.0 million under the Old Term Loan Credit Agreement.
For the nine-month period ended September 30, 2020, we paid interest of $3.3 million under the Old Term Loan Credit Agreement and during the third quarter repaid the outstanding principal of $135.2 million using the net proceeds from the New Term Loan Credit Agreement. For the nine-month period ended September 30, 2019, we paid interest of $6.3 million and made principal payments of $30.5 million.
For each three-month period ended September 30, 2020 and 2019, we incurred charges of less than $0.1 million for amortization of fees and original issuance discount. For the nine-month periods ended September 30, 2020 and 2019, we incurred charges of $0.1 million and $0.2 million, respectively, for amortization of fees and original issuance discount. Amortization of fees and original issuance discount are included in Interest expense in the Condensed Consolidated Statements of Operations.

Cash Flows
Cash provided by operating activities for the first nine months of 2020 totaled $107.1 million, compared to $76.2 million during the same period in 2019. Cash provided by operations during the current year period was the result of net loss adjusted for various non-cash activities including depreciation, amortization, net gain on the sale of assets, deferred taxes, stock-based compensation, impairment, loss on debt extinguishment, accretion of debt discount, and a $70.5 million decrease in working capital. Changes in key working capital accounts for 2020 and 2019 are summarized below (in thousands):

	Nine Months Ended September 30,
	2020	2019	Change
Source (Use) of cash:
Accounts receivable	$68,095	$9,671	$58,424
Inventories	(14,596)	(89,869)	75,273
Accounts payable and accrued liabilities	20,128	57,750	(37,622)
Net source (use) of cash	$73,627	$(22,448)	$96,075
Accounts receivable decreased $68.1 million in the first nine months of 2020 as compared to a $9.7 million decrease in the prior year period. Days sales outstanding, a measure of working capital efficiency that measures the amount of time a receivable is outstanding, was 27 days in both the 2020 and 2019 periods. The decrease in accounts receivable during the first nine months of 2020 was primarily due to the timing of shipments and receipt of customer payments. Inventory increased by $14.6 million during the first nine months of 2020 as compared to an increase of $89.9 million in the 2019 period. Our inventory turns, a commonly used measure of working capital efficiency that measures how quickly inventory turns per year, was approximately 7 times in the 2020 period and 8 times in the 2019 period. The increase in inventory for the 2020 period was primarily attributable to higher finished goods inventory due to slower customer pick-ups partially offset by lower raw materials inventory. Accounts payable and accrued liabilities increased by $20.1 million in 2020 compared to an increase of $57.8 million for the same period in 2019. Days payable outstanding, a measure of working capital efficiency that measures the amount of time a payable is outstanding, was 42 days in the 2020 period compared to 34 days during the same period in 2019.
Investing activities used $11.0 million during the first nine months of 2020, as compared to $21.5 million during the same period in 2019. Investing activities for the first nine months of 2020 include capital expenditures of $13.7 million, which was a decrease compared to $22.2 million during the same period in 2019. For the first nine months of 2020 and 2019, investing activities also includes proceeds from the sale of property, plant, and equipment of $2.7 million and $0.8 million, respectively.
Financing activities used $20.8 million during the first nine months of 2020 as compared to using $66.6 million during the same period in 2019. Net cash used in financing activities during the current year period primarily relates to the pay off of the Old Term Loan Credit Agreement of $135.2 million and repayments of our Senior Notes of $10.0 million, both of which utilized net proceeds from the closure of our New Term Loan Credit Agreement. In addition, we repurchased common stock and had share withholdings of $10.1 million and paid cash dividends to our shareholders of $13.0 million. Cash used in financing activities in the first nine months of 2019 primarily relates to principal payments under the term loan credit facility of $30.5 million, common stock repurchases and withholdings of $22.7 million, and cash dividends paid to our shareholders of $13.4 million.
As of September 30, 2020, our liquidity position, defined as cash on hand and available borrowing capacity, amounted to $383.4 million, representing an increase of $95.3 million compared to September 30, 2019 and an increase of $75.3 million compared to December 31, 2019. Total debt and finance lease obligations amounted to $465.5 million as of September 30, 2020. While we believe there is continued uncertainty in the industry due in part to the ongoing COVID-19 pandemic, we believe we are well-positioned from a liquidity perspective as we have prepared for an eventual downturn in our industry over the last two years, and we believe we have sufficient liquidity to meet our cash obligations for at least the next 12 months. While the severity and duration of the impacts of the ongoing COVID-19 pandemic remain unknown, we expect to continue our commitment to fund our working capital requirements and capital expenditures, including maintaining our assets to capitalize on any economic and/or industry upswings, while also responsibly returning capital to our shareholders. For the remainder of 2020 and into 2021, we will continue to move rapidly to adjust to the current environment to contain cost and preserve the strength of our balance sheet while prioritizing the safety of our employees and ensuring the liquidity and financial well-being of the Company.
Capital Expenditures
Capital spending amounted to approximately $13.7 million for the first nine months of 2020 and is anticipated to be between $20 and $25 million for 2020. Capital spending for 2020 has been and is expected to continue to be primarily utilized to support maintenance, growth, and productivity improvement initiatives within our facilities.

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
We considered whether there were any indicators of impairment during the three months ended September 30, 2020 and concluded there were none.
Contractual Obligations and Commercial Commitments
A summary of payments of our contractual obligations and commercial commitments, both on and off balance sheet, as of September 30, 2020 are as follows (in thousands):

	2020	2021	2022	2023	2024	Thereafter	Total
Debt:
New Term Loan Credit Agreement (due 2027)	$375	$1,500	$1,500	$1,500	$1,500	$143,625	$150,000
Revolving Facility (due 2023)	—	—	—	—	—	—	—
Senior Notes (due 2025)	—	—	—	—	—	315,000	315,000
Finance Leases (including principal and interest)	90	361	30	—	—	—	481
Total debt	465	1,861	1,530	1,500	1,500	458,625	465,481
Other:
Operating Leases	1,290	4,580	3,032	2,183	1,085	1,258	13,428
Total other	1,290	4,580	3,032	2,183	1,085	1,258	13,428
Other commercial commitments:
Letters of Credit	7,436	—	—	—	—	—	7,436
Raw Material Purchase Commitments	14,657	34,289	—	—	—	—	48,946
Chassis Converter Pool Agreements	12,230	—	—	—	—	—	12,230
Total other commercial commitments	34,323	34,289	—	—	—	—	68,612
Total obligations	$36,078	$40,730	$4,562	$3,683	$2,585	$459,883	$547,521
Scheduled payments for our New Term Loan Credit Agreement, as amended, exclude interest payments as rates are variable. Borrowings under the New Term Loan Credit Agreement bear interest at a rate, at our election, equal to (i) LIBOR (subject to a floor of 0.75% per annum) plus a margin of 3.25% per annum or (ii) a base rate plus a margin of 2.25% per annum.
Scheduled payments for our Revolving Facility exclude interest payments as rates are variable. Borrowings under the Revolving Facility bear interest at a variable rate based on the LIBOR or a base rate determined by the lender’s prime rate plus an applicable margin, as defined in the agreement. Outstanding borrowings under the Revolving Facility bear interest at a rate, at our election, equal to (i) LIBOR plus a margin ranging from 1.25% to 1.75% or (ii) a base rate plus a margin ranging from 0.25% to 0.75%, in each case depending upon the monthly average excess availability under the Revolving Facility. We are required to pay a monthly unused line fee equal to 0.20% times the average daily unused availability along with other customary fees and expenses of our agent and lenders. As a result of uncertainty caused by the COVID-19 pandemic, we drew $45.0 million under the Revolving Facility during the first quarter of 2020. During the second quarter of 2020, we repaid the $45.0 million in outstanding borrowings, and as of September 30, 2020 we had no amounts outstanding under our Revolving Facility.
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
We have $48.9 million in purchase commitments with our suppliers and through financial derivatives through December 2021 for various raw material commodities, including aluminum, steel, nickel and polyethylene as well as other raw material components which are within normal production requirements.
We, through our subsidiary Supreme, obtain most vehicle chassis for our specialized vehicle products directly from the chassis manufacturers under converter pool agreements. Chassis are obtained from the manufacturers based on orders from customers, and to a lesser extent, for unallocated orders. Although each manufacturer’s agreement has different terms and conditions, the agreements generally state that the manufacturer will provide a supply of chassis to be maintained from time to time at our various facilities with the condition that we will store such chassis and will not move, sell, or otherwise dispose of such chassis except under the terms of the agreement. The manufacturer transfers the chassis to us on a “restricted basis,” retaining the sole authority to authorize commencement of work on the chassis and to make certain other decisions with respect to the chassis including the terms and pricing of sales of the chassis to the manufacturer’s dealers. The manufacturer also does not transfer the certificate of origin to us nor permit us to sell or transfer the chassis to anyone other than the manufacturer (for ultimate resale to a dealer). Although we are party to related finance agreements with manufacturers, we have not historically settled, nor expect to in the future settle, any related obligations in cash. Instead, the obligation is settled by the manufacturer upon reassignment of the chassis to an accepted dealer, and the dealer is invoiced for the chassis by the manufacturer. Accordingly, as of September 30, 2020 our outstanding chassis converter pool with the manufacturer totaled $11.2 million and we have included this financing agreement on our consolidated balance sheets within Prepaid expenses and other and Other accrued liabilities. All other chassis programs through our Supreme subsidiary are handled as consigned inventory belonging to the manufacturer and totaled approximately $1.0 million. Under these agreements, if the chassis is not delivered to a customer within a specified time frame we are required to pay a finance or storage charge on the chassis. Additionally, we receive finance support funds from the manufacturer when the chassis are assigned into our chassis pool. Typically, chassis are converted and delivered to customers within 90 days of the receipt of the chassis.
Backlog
Orders that have been confirmed by customers in writing, have defined delivery time frames, and can be produced during the next 18 months are included in our backlog. Orders that comprise our backlog may be subject to changes in quantities, delivery, specifications, terms or cancellation. Our backlog of orders was approximately $1.0 billion at September 30, 2020, which is a slight decrease from approximately $1.1 billion at December 31, 2019 and an increase from $0.8 billion at September 30, 2019. As we disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019, the order season for 2020 materialized in a manner more consistent with historical periods, excluding 2018. In addition, while we observed softer demand through the first part of 2020 compared to 2018 and 2019 partially due to the impacts and uncertainty caused by the COVID-19 pandemic, we believe our backlog of orders remains strong. We expect to complete the majority of our backlog orders as of September 30, 2020 within 12 months of this date.
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

As of October 2020, the ACT estimates trailer production for 2020 to be 195,025. ACT estimates production levels for 2021, 2022, 2023, 2024, and 2025 to increase from 2020 levels to 238,300, 284,700, 280,700, 288,500, and 293,400, respectively. In addition, as of October 2020 FTR estimates 2020 new trailer production to be approximately 207,560 with projected production levels to increase to 236,000 and 270,000 in 2021 and 2022, respectively.
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
Commodity Prices
We are exposed to fluctuation in commodity prices through the purchase of various raw materials that are processed from commodities such as aluminum, steel, lumber, nickel, copper and polyethylene. Given the volatility of certain commodity prices, this exposure can significantly impact product costs. We manage some of our commodity price changes by entering into fixed price contracts with our suppliers and through financial derivatives. As of September 30, 2020, we had $48.9 million in raw material purchase commitments through December 2021 for materials that will be used in the production process, as compared to $83.9 million as of December 31, 2019. We typically do not set prices for our products more than 45-90 days in advance of our commodity purchases and can, subject to competitive market conditions, take into account the cost of the commodity in setting our prices for each order. To the extent that we are unable to offset the increased commodity costs in our product prices, our results would be materially and adversely affected.

Interest Rates
During the third quarter of 2020, we used the proceeds from the closure of our $150.0 million New Term Loan Credit Agreement to pay off the $135.2 million outstanding balance on the Old Term Loan Credit Agreement. As a result of uncertainty caused by the COVID-19 pandemic, we drew $45.0 million under the Revolving Facility during the first quarter of 2020. During the second quarter of 2020, we repaid the $45.0 million in outstanding borrowings, and as of September 30, 2020 we had no floating rate debt outstanding under our Revolving Facility. In addition, as of September 30, 2020, we had outstanding borrowings under our New Term Loan Credit Agreement totaling approximately $150.0 million that bears interest at a floating rate, subject to a minimum interest rate. Based on any current borrowings under our Revolving Facility and the outstanding indebtedness under our New Term Loan Credit Agreement, a hypothetical 100 basis-point change in the floating interest rate would result in a corresponding change in interest expense over a one-year period of approximately $1.5 million. This sensitivity analysis does not account for the change in the competitive environment indirectly related to the change in interest rates and the potential managerial action taken in response to these changes.
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
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective as of September 30, 2020.
Changes in Internal Controls over Financial Reporting
There were no changes in the Company’s internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the third quarter of fiscal year 2020 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.
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
In November 2018, the Company announced that the Board of Directors approved the repurchase of an additional $100 million in shares of common stock over a three-year period. This authorization was an increase to the previous $100 million repurchase programs approved in February 2017 and February 2016. The repurchase program is set to expire on February 28, 2022. For the quarter ended September 30, 2020, we repurchased no shares pursuant to our repurchase program. Additionally, during this period there were no shares repurchased to cover minimum employee tax withholding obligations upon the vesting of restricted stock awards.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Amount That May Yet Be Purchased Under the Plans or Programs ($ in millions)
July 1 - 31, 2020	—	$—	—	$60.2
August 1 - 31, 2020	—	$—	—	$60.2
September 1 - 30, 2020	—	$—	—	$60.2
Total	—	$—	—	$60.2

Item 6. Exhibits

(a)	Exhibits
10.1
Term Loan Credit Agreement, dated as of September 28, 2020, among Wabash National Corporation, the lenders from time to time party thereto, and Wells Fargo Bank, National Association, as the administrative agent (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Wabash National Corporation filed September 30, 2020 (File No. 1-10883))

10.2
First Amendment to Second Amended and Restated Credit Agreement, dated as of September 28, 2020, among Wabash National Corporation, certain of its subsidiaries party thereto, the lenders party thereto, and Wells Fargo Capital Finance, LLC, as the administrative agent (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of Wabash National Corporation filed September 30, 2020, (File No. 1-10883))

	31.1	Certification of Principal Executive Officer
	31.2	Certification of Principal Financial Officer
	32.1	Written Statement of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)
	101	The following materials from Wabash National Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 are filed herewith, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at September 30, 2020 and December 31, 2019, (ii) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2020 and 2019, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2020 and 2019, (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 and 2019, (v) the Condensed Consolidated Statements of Stockholders’ Equity for the three and nine months ended September 30, 2020 and 2019, and (vi) Notes to Condensed Consolidated Financial Statements. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
	104	Cover Page Interactive Data File (formatting as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WABASH NATIONAL CORPORATION

Date: November 5, 2020	By:	/s/ Michael N. Pettit
Michael N. Pettit
Senior Vice President and Chief Financial Officer (Principal Financial Officer)