Form 10-K
period 2020-12-31
WABASH NATIONAL Corp
filed 2021-02-25
CIK 879526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2020 was $556,508,720 based upon the closing price of the Company’s common stock as quoted on the New York Stock Exchange composite tape on such date.
The number of shares outstanding of the registrant’s common stock as of February 12, 2021 was 52,056,803.
Part III of this Form 10-K incorporates by reference certain portions of the registrant’s Proxy Statement for its Annual Meeting of Stockholders to be filed within 120 days after December 31, 2020.

WABASH NATIONAL CORPORATION
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2020

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
▪the highly cyclical nature of our business;
▪demand for our products;
▪the relative strength or weakness of the overall economy;
▪our expected revenues, income or loss;
▪our ability to achieve sustained profitability;
▪dependence on industry trends;
▪our strategic plan and plans for future operations;
▪availability and pricing of raw materials, including the impact of tariffs or other international trade developments;
▪the level of competition that we face;
▪reliance on certain customers, suppliers and corporate relationships;
▪our ability to develop and commercialize new products;
▪acceptance of new technologies and products;
▪export sales and new markets;
▪engineering and manufacturing capabilities and capacity, including our ability to attract and retain qualified personnel;
▪government regulations;
▪the outcome of any pending litigation or notice of environmental dispute;
▪the risks associated with climate change and related government regulation;
▪availability of capital and financing, including for working capital and capital expenditures;
▪our ability to manage our indebtedness;
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

PART I
ITEM 1—BUSINESS
Overview
Wabash National Corporation, which we refer to herein as “Wabash,” “Wabash National,” the “Company,” “us,” “we,” or “our,” is changing How the World Reaches YouTM. Wabash was founded in 1985 and incorporated as a corporation in Delaware in 1991, with its principal executive offices in Lafayette, Indiana, as a dry van trailer manufacturer. Today we are an innovation leader of engineered solutions for the transportation, logistics, and distribution industries.
To that end, we design and manufacture a diverse range of products, including dry freight and refrigerated trailers, platform trailers, tank trailers, dry and refrigerated truck bodies, structural composite panels and products, trailer aerodynamic solutions, and specialty food grade and pharmaceutical equipment. We have achieved this diversification through acquisitions, organic growth, and product innovation.
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
At Wabash National, it’s our focus on people, purpose, and performance that drives us to do better so we can continue changing How the World Reaches YouTM. Our Purpose is to change how the world reaches you, our Vision is to be the innovation leader of engineered solutions for the transportation, logistics, and distribution industries, and our Mission is to enable our customers to succeed with breakthrough ideas and solutions that help them move everything from first to final mile.
Our Values are the qualities that govern our critical leadership behaviors and accelerate our progress.
▪Be Curious: We will make bold choices and encourage creativity, collaboration and risk-taking to turn breakthrough ideas into reality.
▪Have a Growth Mindset: We will be resilient and capable of the change required to succeed in a world that does not stand still.
▪Create Remarkable Teams: We will create a workplace culture that allows individuals to be their best in order to retain and attract talent from diverse industries, geographies and backgrounds.
Our Leadership Principles are the behaviors that provide definition to our actions and bring our values to life.
▪Embrace Diversity and Inclusion: We solicit and respect the input of others, celebrate our differences and strive for transparency and inclusiveness.
▪Seek to Listen: We listen to our customers, partners, and each other to reach the best solutions and make the strongest decisions.
▪Always Learn: To model a growth mindset, we continue learning through every stage of our careers. We do not quit and we are not satisfied with the status quo.
▪Be Authentic: Employees who thrive at Wabash National are honest, have incredible energy and demonstrate grit in everything they do.
▪Win Together: We collaborate, seek alignment and excel at cross-group communication to succeed as one team and One Wabash.
Wabash Management System
Our Wabash Management System (“WMS”) is a set of principles and standardized business processes for the purpose of achieving our strategic objectives. By codifying what makes our company great, the WMS drives focus on the interconnected processes that are critical for success across our business. WMS is based on forward planning and continuous capability evaluation as we simultaneously drive execution and breakthrough performance. WMS requires everyone to be an active contributor to our enterprise-wide lean efforts and enables growth through innovation and industry leading customer satisfaction and alliances. Our WMS principles underpin an ongoing improvement cycle that includes Strategic Planning and Deployment, Kaizen, and Daily Management. It is through this set of standards and thinking that we create a “One Wabash” approach to our customers, add new business capabilities, and enable profitable growth.
Our One Wabash organizational transformation began during the first quarter of 2020 with the introduction of value streams that align our resources and processes on serving the customer. Our One Wabash organizational structure enables long-term growth for the Company with an intense focus on value streams, streamlined processes, product innovation, and a consistent, superior experience for all customers who seek our solutions in the transportation, logistics and distribution markets. The value streams leverage the power of our processes to close the cycle of customer needs and customer fulfillment.
Impact of Coronavirus (“COVID-19”)
In March 2020, the World Health Organization (“WHO”) declared COVID-19 a global pandemic. COVID-19 continues to spread throughout the United States and the rest of the world and has negatively impacted portions of the economy, disrupted supply chains, and created volatility in financial markets. COVID-19 caused government authorities throughout the world to implement stringent measures to attempt to help control the spread of the virus, including business shutdowns, travel restrictions, disallowing group events and gatherings, quarantines, "shelter-in-place" and "stay-at-home" orders, curfews, social distancing, and other measures. The adverse economic impact of the COVID-19 pandemic has had a material impact on parts of our business, customers, and suppliers and caused challenges during 2020. Additional details regarding the impact of COVID-19 on our business, as well as information regarding human capital management actions taken by Wabash in response to the pandemic, can be found under the section titled "COVID-19 Update" included within Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Annual Report on Form 10-K and risks related to COVID-19 can be found under Part I, Item 1A, "Risk Factors" of this Annual Report on Form 10-K.
Operating Segments
We manage our business in three reportable segments: Commercial Trailer Products (“CTP”), Diversified Products (“DPG”), and Final Mile Products (“FMP”). Each of these reportable segments offers a diverse portfolio of industrial solutions for the end markets and industries that they serve.

Commercial Trailer Products	Diversified Products	Final Mile Products
■ Dry and Refrigerated Van Trailers	■ Tank Trailers and Truck-Mounted Tanks	■ Truck-Mounted Dry Bodies
■ Platform Trailers	■ Composite Panels and Products	■ Truck-Mounted Refrigerated Bodies
■ Aftermarket Parts and Service	■ Food, Dairy, and Beverage Equipment	■ Service and Stake Bodies
	■ Containment and Aseptic Systems	■ Fiberglass Reinforced Plywood (“FRP”) Panels
	■ Aftermarket Parts and Service	■ Upfitting, Parts, and Service
Commercial Trailer Products
Commercial Trailer Products designs and manufactures dry and refrigerated vans, platform trailers, and other transportation-related equipment. Commercial Trailer Products’ transportation equipment is marketed under the Wabash®, DuraPlate®, DuraPlateHD®, ArcticLite®, Transcraft®, and Benson® brands. Our DuraPlate® Cell Core technology is a modified DuraPlate® panel that reduces the weight of a conventional 53 foot DuraPlate® trailer by 300 pounds without sacrificing strength or durability. In addition, our refrigerated van offerings now include our advanced molded structural composite (“MSC”) technology. The MSC Reefer is up to 30% more thermally efficient than conventional refrigerated vans, and is lighter with greater strength and durability. CTP sells directly to many of the largest companies in the trucking industry, as well as through a network of independent dealers. The CTP segment also operates a wood flooring production facility that manufactures laminated hard wood oak products for van trailers.
Diversified Products
The Diversified Products segment has historically been comprised of four strategic business units: Tank Trailers, Process Systems, Composites, and Aviation and Truck Equipment (“AVTE”). During the fourth quarter of 2020 we sold our Beall® brand of tank trailers and associated assets, which was included in the Tank Trailers business unit. Also, in January 2019 we completed a transaction to divest the AVTE business unit.
The Tank Trailers business designs and manufactures liquid transportation systems, including stainless steel and aluminum tank trailers, for the North American chemical, dairy, food and beverage, and petroleum and energy service markets. Tank Trailers are marketed under the Walker Transport, Brenner® Tank, and Bulk International brands. Our Process Systems business designs and manufactures isolators, stationary silos, and downflow booths for the chemical, dairy, food and beverage, pharmaceutical, and nuclear markets. Process Systems markets its product offerings under the Walker® Engineered Products and Extract Technology® brands. Our Composites business includes offerings under our DuraPlate® composite panel technology, which contains unique properties of strength and durability that can be utilized in numerous applications in addition to trailers and truck bodies. Leveraging our DuraPlate® panel technology, our Composites business has designed and manufactured numerous proprietary products, including a full line of aerodynamic solutions designed to improve overall trailer aerodynamics and fuel economy, most notably the DuraPlate® AeroSkirt®. In addition, we utilize our DuraPlate® technology in the production of truck bodies, overhead doors, foldable portable storage containers, truck boxes, decking systems, and other industrial applications. These products are sold to original equipment manufacturers and aftermarket customers.
Final Mile Products
The Company added the Final Mile Products reportable segment following the acquisition of Supreme Industries, Inc. (“Supreme”) in September 2017. The FMP segment designs and manufactures cutaway, dry-freight, refrigerated, and stake bodies. This acquisition accelerated our growth and expanded our presence in the final mile space, with increased distribution paths and greater customer reach, and supports our mission to enable customers to succeed with breakthrough ideas and solutions that help them move everything from first to final mile. Final Mile Product truck bodies are offered in aluminum, FiberPanel PW, FiberPanel HC, or DuraPlate®, and are marketed under Kold King®, Iner-City®, Spartan, as well as other Wabash brands that leverage our fleet-proven DuraPlate® technology utilized in dry van trailers. Our Final Mile Products also include our molded structural composite truck bodies and fiberglass reinforced plywood used on some of our truck bodies. In addition, our MSC technology is available in our truck body offerings. With the acquisition of Supreme, our truck body line was expanded to include Classes 2 through 5, allowing us to serve a large variety of end customers in the final mile space. The FMP segment sells both direct to customers and through a large independent dealer network.
Strategy
We are an innovative engineered solutions provider with strong customer relationships across the first, middle, and final mile markets that will support profitable growth and provide adaptability to changes in the transportation, logistics, and distribution industries. We believe our One Wabash organizational structure and WMS are uniquely designed to achieve breakthrough customer value. Our value streams align our resources and processes on serving the customer, and our strategy is centered around our ability to scale core competencies by growing in and around core markets with known customers.

COLD CHAIN	■ Expand share in markets driven by movement of goods through the temperature-controlled cold chain

■ Bringing differentiated solutions to create customer value by leveraging innovative technology offerings, including product offerings with Molded Structural Composites (“MSC”), eNowTM, and Gruau refrigerated inserts

HOME DELIVERY	■ Grow within the rapidly expanding market for home delivery of goods
■ Augment truck body offerings to include vehicles specifically engineered to facilitate efficient home delivery of small packages

PARTS & SERVICES	■ Organic growth opportunities within trailer repair and truck body upfitting to become a scalable and tech-enabled distribution platform to serve existing and new customers
■ Unifying historically disparate parts and services revenue streams to drive alignment and growth focus
We believe that if we are successful in focusing on each of these strategic initiatives, we will be well-positioned to advance our commitment to deliver long-term profitable growth within each of our reportable segments, support margin enhancement through our One Wabash organization and WMS mindset, and successfully deliver value to our shareholders. By continuing to be an innovation leader in the transportation, logistics, and distribution industries we expect to leverage our existing assets and capabilities into higher margin products and markets by delivering value-added customer solutions. Optimizing our product portfolio, operations, and processes to enhance manufacturing efficiency and agility is expected to well-position the Company to drive margin expansion and reinforce our customer relationships.
Acquisition Strategy
We believe that our overall business and segments have significant opportunities to grow through disciplined strategic acquisitions. When evaluating acquisition targets, we generally look for opportunities that exhibit the following attributes:
▪Customer-focused solutions;
▪Access to new technology and innovation;
▪Strong management team that is a cultural fit;
▪Aligned with our core competencies in purchasing, operations, distribution, and product development; and

▪Growth markets, whether end-markets or geographical, within the transportation, logistics, and distribution industries.
Capital Allocation Strategy
We believe that a balanced and disciplined capital allocation strategy is necessary to support our growth initiatives and create shareholder value. The objectives and goals of the Company’s capital allocation strategy are summarized below:

Maintain Liquidity:	▪ Manage the business for the long-term
▪ Continue to be equipped for changes in market conditions and strategic growth opportunities

Debt Management:	▪ Reduce debt and de-lever the Company

Reinvest for Growth:	▪ Fund capital expenditures and research and development that support growth and productivity initiatives

Dividends:	▪ Maintain our regular dividend which has been paid for the last four consecutive years

Share Repurchases:	▪ Opportunistically repurchase shares
▪ Offset dilution from stock-based compensation
Industry and Competition
Trucking in the U.S., according to the American Trucking Association (“ATA”), was estimated to be a $791.7 billion industry in 2019, representing approximately 80% of the total U.S. transportation industry revenue. This represents a slight decrease of 0.6% from ATA’s 2018 estimate. Furthermore, ATA estimates that approximately 72.5% of all domestic freight tonnage in 2019 was carried by trucks, and 304.9 billion miles were traveled by registered trucks in 2018. Trailer demand is a direct function of the amount of freight to be transported. To meet this continued high demand for freight, truck carriers will need to replace and expand their fleets, which typically results in increased trailer orders.
Transportation in the U.S., including trucking, is a cyclical industry that has experienced three cycles (excluding 2020’s softened demand worsened by the COVID-19 pandemic) over the last 20 years. In each of the last three cycles the decline in freight tonnage preceded the general U.S. economic downturn and the recovery has generally preceded that of the economy as a whole. The trailer industry generally follows the transportation industry, experiencing cycles in the early and late 90’s lasting approximately 58 and 67 months, respectively. Truck freight tonnage, according to ATA statistics, started declining year-over-year in 2006 and remained at depressed levels through 2009. The most recent cycle concluded in 2009, lasting a total of 89 months. After three consecutive years with total trailer demand well below normal replacement demand levels estimated to be approximately 220,000 trailers, the period ending December 31, 2019 demonstrated six consecutive years of healthy demand in which there were total trailer shipments of approximately 269,000, 308,000, 286,000, 288,000, 323,000, and 328,000 for the years ending 2014, 2015, 2016, 2017, 2018, and 2019, respectively. Consistent with our expectations and industry forecasters, 2020 brought softened demand that was worsened and magnified by the uncertainty and economic impact caused by the COVID-19 pandemic. According to ACT Research Company (“ACT”), the current estimate for 2020 production is approximately 202,000 trailers, which is somewhat below normal replacement demand levels. However, ACT is estimating recovery in 2021 to more historically consistent production levels within the trailer industry of approximately 275,000 trailers. In addition, overall demand is expected to be in excess of replacement demand and industry specific indicators we track, including ATA’s truck tonnage index, carrier/fleet profitability, employment growth, housing and auto sectors, as well as the overall gross domestic product, continue to be positive indicators. Additional discussion and analysis is included under the section titled "Industry Trends" included within Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Annual Report on Form 10-K.
Trailer manufacturers compete primarily through the quality of their products, customer relationships, innovative technology, and price. We have observed others in the industry also pursue the development and use of composite sidewalls that compete directly with our DuraPlate® products. Our product development is focused on maintaining a leading position with respect to these products and on development of new products and markets, leveraging products across our segments such as MSC, as well as our expertise in the engineering and design of customized products.
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
Our Final Mile Products segment competes in the specialized vehicle industry, whereby there are only a few national competitors and many smaller, regional companies. Competitive factors include quality of product, lead times, geographic proximity to customers, and the ability to manufacture a product customized to customer specifications. With our national presence, diverse product offerings, and broad customer relationships, we believe that we are well positioned to meet the competitive challenges presented.
Human Capital Resources and Management
As of December 31, 2020, we had approximately 5,800 full-time employees. Throughout 2020, essentially all of our active employees were non-union. Our temporary employees represented approximately 12% of our overall production workforce as of December 31, 2020.
We believe our commitment to our human capital resources is key to our mission to enable our customers to succeed with breakthrough ideas and solutions that help them move everything from first to final mile. In addition, our human capital resources are at the core of our Values and Leadership Principles. The Company’s executives, including the President and Chief Executive Officer (the “Senior Leadership Team”), are responsible for developing and executing the Company’s human capital strategy. This includes the attraction, acquisition, development, and engagement of talent to deliver on the Company’s strategy and the design of employee compensation and benefits programs. The Senior Leadership Team is also responsible for developing and integrating the Company’s diversity and inclusion roadmap. In addition, regular updates are provided to the Company’s Board of Directors and its committees on the operation and status of human capital trends and activities. Key areas of focus for the Company include:
▪Employee Engagement – We provide all employees with the opportunity to share their opinions and feedback on our culture through an annual employee engagement survey. Results of the survey are measured and analyzed to enhance the employee experience, promote employee retention, drive change, and leverage the overall success of our organization.
▪Talent Development – We provide all employees a wide range of professional development experiences, both formal and informal, at all stages in their careers. Our formal offerings include tuition reimbursement, leadership development experiences, vocational training, and self-directed learning modules. In addition, Wabash National employees and dependents of employees are eligible for a variety of scholarships offered by Wabash National and the industry associations to which we belong. In 2019, we awarded 16 high school graduates with Wabash National scholarships totaling $120,000.
▪Focus on Safety – At Wabash National, safety is our number one value. We prioritize the safety of our employees, our customers, and our communities. We partner with other manufacturers in the industry to further promote safety by sharing best practices and ideas for implementing higher standards.
We provide ongoing safety training and development at our production facilities, which are designed to focus on empowering our employees with the knowledge and tools they need to make safe choices and to mitigate risks. Our employees are encouraged to identify safety opportunities through our safety good catch program. The Company utilizes a mixture of leading and lagging indicators to assess the health and safety performance of its operations. For example, a lagging indicator includes the OSHA Total Recordable Incident Rate (“TRIR”). In 2019, the Company had a TRIR of 6.4 and there were no work-related fatalities. A leading metric we use is scoring from our Blueprint for Excellence, which assesses a facility’s overall safety program and identifies key areas of improvement. In 2020, Wabash National implemented a software platform to proactively mitigate safety risks by driving business decisions based on actionable insights and advanced analytics. In addition, we finished 2020 with best-ever TRIR performance of 3.8.
Our safety awards include:
◦2019 Truck Trailer Manufacturers Association Plant Safety Awards (New Lisbon, WI, and Portland, OR)
◦2018 Truck Trailer Manufacturers Association Plant Safety Award (San José Iturbide, Guanajuato, Mexico)
◦2017 Kentucky Governor’s Safety and Health Award (Cadiz, KY)
◦2016 Truck Trailer Manufacturers Association Plant Safety Awards (New Lisbon, WI, and San José Iturbide, Guanajuato, Mexico)
◦2015 Truck Trailer Manufacturers Association Plant Safety Awards (New Lisbon, WI, and Portland, OR)
◦2015 Truck Trailer Manufacturers Association Most Improved Tank Plant (Portland, OR)
In response to the COVID-19 pandemic, we implemented significant changes that we determined were in the best interest of our employees, as well as the communities in which we operate, and which comply with government orders. For additional information regarding our COVID-19 employee safety measures, refer to the section titled "COVID-19 Update" included within Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of this Annual Report on Form 10-K.

▪Health and Wellness – The health and wellness of our employees is critical to our success. We provide our employees with access to a variety of innovative, flexible, and convenient health and wellness programs. Such programs are designed to support employees' physical and mental health by providing tools and resources to help them improve or maintain their health status and encourage engagement in healthy behaviors.
▪Diversity, Equity and Inclusion – Wabash National is committed to having a workforce that is diverse and non-discriminatory at all levels, reflecting the diversity of our customers and the varied environments in which we conduct business around the globe. Recognizing, valuing, and fully leveraging our different perspectives and backgrounds to achieve our business goals demonstrates our inclusive culture and is one of our Leadership Principles. We need inclusion and diversity to achieve our targeted business results and fulfill our vision of being the innovation leader of engineered solutions for the transportation, logistics and distribution industries. Openness to diversity widens our access to the best talent, and inclusion allows us to engage that talent fully. In addition, we focus on preventing pay imbalances among genders, including proactive adjustments to pay, titles, and/or benefits to prevent gender pay gaps.
▪Compensation and Benefits – We provide robust compensation and benefits. In addition to salaries, these programs can include annual bonuses, stock-based compensation awards, a 401(k) plan and non-qualified deferred compensation plan with employee matching opportunities, healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, family leave, family care resources, flexible work schedules, safety shoe and prescription safety glass programs, an employee assistance program, and tuition assistance, among many others.
▪Community Involvement – Our employees volunteer with local charitable organizations and civic projects. In 2019, we donated more than $915,000 through corporate gifts and employee and supplier donations to nonprofit organizations, including but not limited to: United Way, Salvation Army, Big Brothers Big Sisters of America, Wabash Center, Special Olympics, Wreaths Across America, Food Finders Food Bank, and Mental Health America. We have also established a Day of Giving Program, which allows all full-time hourly and salaried employees with the opportunity to volunteer one scheduled workday each calendar year. This program has supported organizations including, but not limited to: YMCA, Boy Scouts of America, local schools, and veterans’ homes.
Our 2019 Sustainability Report is available on our website (ir.wabashnational.com) and references the ongoing environmental, social, and governance (ESG) initiatives that demonstrate our commitment to sustainability and social responsibility. The content on any website referred to in this Annual Report on Form 10-K is not incorporated by reference into this Annual Report on Form 10-K unless expressly noted.
Competitive Strengths
We believe our core competitive strengths include, but are not limited to:
▪Long-Term Core Customer Relationships – We are the leading provider of trailers to a significant number of top tier trucking companies, generating a revenue base that has helped to sustain us as one of the market leaders. Our van products are preferred by many of the industry’s leading carriers. We are also a leading provider of liquid-transportation systems and engineered products and we have a strong customer base, consisting of mostly private fleets, and have earned a leading market position across many of the markets we serve. In addition, we are a leading manufacturer of truck bodies, and we have a strong customer base of large national fleet leasing companies and large retailers.
▪Technology and Innovation – We continue to be recognized by the trucking industry as a leader in developing technology to provide value-added solutions for our customers that reduce trailer operating costs, improve revenue opportunities, and solve unique transportation problems. Throughout our history, we have been and we expect to continue to be a leading innovator in the design and production of trailers and related products. We have commercialized and launched DuraPlate® Cell Core, a modified DuraPlate® panel that reduces the weight of a conventional 53 foot DuraPlate® trailer by 300 pounds without compromising strength or durability. Our refrigerated van offerings now include MSC technology. In connection with our Cold Chain strategic initiative, the MSC Reefer is up to 30% more thermally efficient than conventional refrigerated vans, and is lighter with greater strength and durability. We will leverage this innovative technology in other facets of our business, such as the final mile space. We believe we also have an opportunity to apply our composite materials expertise within the electric vehicle space.
During 2020, in combination with technologies from eNowTM and Carrier Transicold, we introduced a zero-emission composite refrigerated trailer. This innovative trailer is now commercially available and provides customers a zero-emission refrigerated transportation solution that is more energy efficient and has a lower operating cost.
In addition, during the first quarter of 2021 we entered into an agreement with Gruau SAS to manufacture their refrigerated van inserts. Gruau refrigerated inserts are superior to spray foam and are engineered to provide premium performance in the Cold Chain final mile market. These inserts hold temperature and eliminate issues with mold and degradation and are compliant with the Food Safety Modernization Act.

▪Significant Brand Recognition – We have been one of the most widely recognized brands in the industry and we participate broadly in the transportation industry through all of our business segments.
▪WMS and Enterprise Lean – Our Wabash Management System (“WMS”) is a set of principles and standardized business processes for the purpose of achieving our strategic objectives. By codifying what makes our company great, the WMS drives focus on the interconnected processes that are critical for success across our business. WMS is based on forward planning and continuous capability evaluation as we simultaneously drive execution and breakthrough performance. WMS requires everyone to be an active contributor to our enterprise-wide lean efforts and enables growth through innovation and industry leading customer satisfaction and alliances. Our WMS principles underpin an ongoing improvement cycle that includes Strategic Planning and Deployment, Kaizen, and Daily Management. It is through this set of standards and thinking that we create a “One Wabash” approach to our customers, add new business capabilities, and enable profitable growth.
Safety, quality, delivery, cost, morale, and environment are the core elements of our program of continuous improvement. We currently maintain an ISO 14001 registration of the Environmental Management System at four facilities, which include our Lafayette, Indiana; Cadiz, Kentucky; San José Iturbide, Mexico; and Harrison, Arkansas locations. In addition, we have achieved ISO 9001 registration of the Quality Management Systems at our Lafayette, Indiana, Cadiz, Kentucky, and Huddersfield, England facilities.
▪Corporate Culture – As further described above in the “Human Capital Resources and Management” section, we believe strong human capital acts as a competitive differentiator and our focus is not only on ensuring we have the right leaders in place to drive our strategic initiatives today, but also to nurture our talent pipeline to develop strong leaders for our company’s future. To that end, we benefit from an experienced, value-driven management team and dedicated workforce.
We strive to achieve alignment at every layer and throughout all functional areas of our business and are focused on ensuring the right systems are in place to facilitate all team members working toward the same shared goals. Critical to this is the One Wabash mindset that our business is constructed of three interlinked segments that benefit from one another and are stronger as a result of being part of Wabash National.
▪Extensive Distribution Network – We utilize a network of 23 independent dealers with approximately 80 locations throughout North America to distribute our van trailers, and our Transcraft distribution network consists of 65 independent dealers with approximately 93 locations throughout North America. Our tank trailers are distributed through a network of 54 independent dealers with 56 locations throughout North America. Additionally, our truck body dealer network consists of more than 1,000 commercial dealers. Our dealers primarily serve mid-market and smaller sized carriers and private fleets in the geographic region where the dealer is located and occasionally may sell to large fleets.
Regulation
Truck trailer length, height, width, maximum weight capacity and other specifications are regulated by individual states. The federal government also regulates certain safety and environmental sustainability features incorporated in the design and use of truck and tank trailers, as well as truck bodies. These regulations include: requirements to install Electronic Logging Devices, the use of aerodynamic devices and fuel saving technologies, as well as operator restrictions as to hours of service and minimum driver safety standards (see “Industry Trends” included within Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Annual Report on Form 10-K for more details on these regulations). In addition, most tank trailers we manufacture have specific federal regulations and restrictions that dictate tank design, material type and thickness. Manufacturing operations are subject to environmental laws enforced by federal, state and local agencies (see “Environmental Matters”).
Products
Since our inception, we have worked to expand our product offerings from a single truck trailer dry van product to a broad range of engineered solutions for the transportation, logistics, and distribution industries to help our customers move everything from first to final mile. We manage a diverse product portfolio, maintain long-standing customer relationships, and focuses on innovative and breakthrough technologies within three operating segments.
Our current Commercial Trailer Products segment primarily includes the following products:
▪Dry Van Trailers. The dry van market represents our largest product line and includes trailers sold under the DuraPlate® DuraPlateHD® trademarks. Our DuraPlate® trailers utilize a proprietary technology that consists of a composite plate wall for increased durability and greater strength. In addition, we recently introduced DuraPlate® Cell Core, a modified DuraPlate® panel that reduces the weight of a conventional 53 foot DuraPlate® trailer by 300 pounds.

▪Platform Trailers. Platform trailers are sold under the Transcraft® and Benson® trademarks. Platform trailers consist of a trailer chassis with a flat or “drop” loading deck without permanent sides or a roof. These trailers are primarily utilized to haul steel coils, construction materials, and large equipment. In addition to our all steel and combination steel and aluminum platform trailers, we also offer a premium all-aluminum platform trailer.
▪Refrigerated Trailers. Our refrigerated trailers provide thermal efficiency, maximum payload capacity, and superior damage resistance. Our refrigerated trailers are sold under the ArcticLite® trademark and use our proprietary SolarGuard® technology, coupled with our foaming process, which we believe enables customers to achieve lower costs through reduced operating hours of refrigeration equipment and therefore reduced fuel consumption. Our breakthrough MSC Reefer with advanced molded structural composite technology provides up to 30% improvement in thermal performance over conventional construction, prevents water intrusion, slows foam degradation, and ultimately, extends equipment life. The all-composite floor system of the MSC Reefer increases cube capacity and eliminates corrosion issues of conventional refrigerated trailers. The molded structural composite sidewalls, nose, and roof provide up to 2x the puncture resistance of standard liners, keeping maintenance costs at a minimum.
▪Specialty Trailers. These products include a wide array of specialty equipment and services generally focused on products that require a higher degree of customer specifications and requirements. These specialty products primarily relate to converter dollies.
▪Aftermarket Parts and Service. Aftermarket component products are manufactured to provide continued support to our customers throughout the life-cycle of the trailer. Aurora Parts & Accessories, LLC is the exclusive supplier of the aftermarket component products for our dry van, refrigerated, and platform trailers. Utilizing our on-site service centers, we provide a wide array of quality aftermarket parts and services to our customers.
▪Used Trailers. These products includes the sale of used trailers through our used fleet sales center to facilitate new trailer sales with a focus on selling both large and small fleet trade packages to the wholesale market as well as through our branch network to enable us to re-market and promote new trailer sales.
▪Wood Products. We manufacture laminated hardwood oak flooring used primarily in our dry van trailer segment at our manufacturing operations located in Harrison, Arkansas.
Our current Diversified Products segment primarily includes the following products:
▪Tank Trailers. Tank Trailers currently has several principal brands dedicated to transportation products including Walker Transport, Brenner® Tank, and Bulk Tank International. Equipment sold under these brands include stainless steel and aluminum liquid and dry bulk tank trailers and other transport solutions for the dairy, food and beverage, chemical, environmental, petroleum and refined fuel industries. We also provide parts and maintenance and repair services for tank trailers and other related equipment through our five Brenner Tank Service centers.
▪Walker Transport – Founded as the original Walker business in 1943, the Walker Transport brand includes stainless steel tank trailers for the dairy, food and beverage end markets.
▪Brenner® Tank – Founded in 1900, Brenner® Tank manufactures stainless steel and aluminum tank trailers, dry bulk trailers, and fiberglass reinforced poly tank trailers, as well as vacuum tank trailers for the oil and gas, chemical, energy and environmental services end markets.
▪Bulk Tank International – Manufactures stainless steel tank trailers for the oil and gas and chemical end markets.
▪Beall® Trailers – With tank trailer production dating to 1928, the Beall® brand includes aluminum tank trailers and related tank trailer equipment for the dry bulk and petroleum end markets. As further described in Note 20 of the Notes to Consolidated Financial Statements in Part II Item 8 of this Form 10-K, during the fourth quarter of 2020 we sold our Beall® brand of tank trailers and associated assets.
▪Process Systems. Process Systems currently sells products under the Walker Engineered Products and Extract Technology® brands and specializes in the design and production of a broad range of products including: a portfolio of products for storage, mixing and blending, including process vessels, as well as round horizontal and vertical storage silo tanks; containment and isolation systems for the pharmaceutical, chemical, and nuclear industries, including custom designed turnkey systems and spare components for full service and maintenance contracts; containment systems for the pharmaceutical, chemical and biotech markets.
▪Walker Engineered Products – Since the 1960s, Walker has marketed stainless steel storage tanks and silos, mixers, and processors for the dairy, food and beverage, pharmaceutical, chemical, craft brewing, and biotech end markets under the Walker Engineered Products brand.

▪Extract Technology® – Since 1981, the Extract Technology® brand has included stainless steel isolators and downflow booths, as well as custom-fabricated equipment, including workstations and drum booths for the pharmaceutical, fine chemical, biotech and nuclear end markets.
▪Composites. Our Composites business is focused on the use of DuraPlate® composite panels beyond the semi-trailer market. Product offerings include truck bodies, overhead doors, and other industrial applications. We continue to develop new products and actively explore markets that can benefit from the proven performance of our proprietary technology. We offer a full line of aerodynamic solutions designed to improve overall trailer aerodynamics and fuel economy, most notably the DuraPlate® AeroSkirt®, which is EPA Smartway® verified and California Air Resource Board compliant.
The Final Mile Products segment, established after the acquisition of Supreme in 2017, primarily includes the following products:
▪Signature Van Bodies. Signature van bodies range from 8 to 28 feet in length with exterior walls assembled from one of several material options including pre-painted aluminum, FiberPanel PW, FiberPanel HC, or DuraPlate®. Additional features include molded composite front and side corners, LED marker lights, sealed wiring harnesses, hardwood or pine flooring, and various door configurations to accommodate end-user loading and unloading requirements. This product is adaptable for a diverse range of uses in dry-freight transportation.
▪Iner-City® Cutaway Van Bodies. An ideal route truck for a variety of commercial applications, the Iner-City bodies are manufactured on cutaway chassis which allow access from the cab to the cargo area. Borrowing many design elements from Supreme’s larger van body, the Iner-City is shorter in length (8 to 18 feet) than a typical van body.
▪Spartan Service Bodies. Built on a cutaway chassis and constructed of FiberPanel PW or DuraPlate®, the Spartan cargo van provides the smooth maneuverability of a commercial van with the full-height and spacious cargo area of a truck body. In lengths of 8 to 14 feet and available with a variety of pre-designed options, the Spartan cargo van is a bridge product for those moving up from a traditional cargo van into the truck body category.
▪Kold King® Insulated Van Bodies. Kold King® insulated bodies, in lengths up to 28 feet, provide versatility and dependability for temperature controlled applications. Flexible for either hand-load or pallet-load requirements, they are ideal for multi-stop distribution of both fresh and frozen products.
▪Stake Bodies. Stake bodies are flatbeds with various configurations of removable sides. The stake body is utilized for a broad range of agricultural and construction industries’ transportation needs.
▪Final Mile Series and Cold Chain Series. Introduced in 2015, we have combined fleet-proven equipment designs and advanced materials to create a line of high performance refrigerated and dry freight truck bodies for Class 6, 7, and 8 chassis. The truck body product leverages our DuraPlate® technology utilized in dry van trailers as well as DuraPlate® Cell Core to improve weight and thermal efficiency in refrigerated truck body applications.
Customers
Our customer base has historically included many of the nation’s largest truckload common carriers, leasing companies, private fleet carriers, less-than-truckload common carriers, and package carriers. We continue to expand our customer base and achieve diversification through acquisitions, organic growth, product innovation, and through our extensive distribution and service network. All of these efforts have been accomplished while maintaining our relationships with our core customers. Our five largest customers together accounted for approximately 21%, 27%, and 25% of our aggregate net sales in 2020, 2019 and 2018, respectively. No individual customer accounted for more than 10% or more of our aggregate net sales during the past three years. International sales accounted for less than 10% of net sales for each of the last three years.
Our Commercial Trailer Products segment has established relationships as a supplier to many large customers in the transportation industry, including the following:
▪Truckload Carriers: Averitt Express, Inc.; Covenant Transportation Group, Inc.; Cowan Systems, LLC; Crete Carrier Corporation; Heartland Express, Inc.; J.B Hunt Transport, Inc.; Knight-Swift Transportation Holdings Inc.; Schneider National, Inc.; and Werner Enterprises, Inc.
▪Less-Than-Truckload Carriers: FedEx Corporation; Old Dominion Freight Lines, Inc.; R&L Carriers Inc.; and Saia, Inc.
▪Refrigerated Carriers: CR England, Inc.; K&B Transportation, Inc.; Prime, Inc.; and Southern Refrigerated Transport, Inc.
▪Leasing Companies: Penske Truck Leasing Company; Wells Fargo Equipment Finance, Inc.; and Xtra Lease, Inc.
▪Private Fleets: C&S Wholesale Grocers, Inc.; Dollar General Corporation; and Safeway, Inc.

▪Liquid Carriers: Dana Liquid Transport Corporation; Evergreen Tank Solutions LLC; Kenan Advantage Group, Inc.; Oakley Transport, Inc.; Quality Carriers, Inc.; Superior Tank, Inc.; and Trimac Transportation.
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
▪Factory direct accounts; and
▪Independent dealerships.
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
Raw Materials
We utilize a variety of raw materials and components including, but not limited to, specialty steel coil, stainless steel, plastic, aluminum, lumber, tires, landing gear, axles and suspensions, which we purchase from a limited number of suppliers. Raw material costs as a percentage of net sales for 2020 were relatively consistent with 2019. However, significant price fluctuations or shortages in raw materials or finished components have had, and could have in the future, adverse effects on our results of operations. In 2021 and for the foreseeable future, we expect that the raw materials used in the greatest quantity will be steel, aluminum, plastic, and wood. We will endeavor to pass along raw material and component cost increases. Price increases used to offset inflation or disruption of supply in core materials have generally been successful, although sometimes are delayed. Increases in prices for these purposes represent a risk in execution. In an effort to minimize the effect of price fluctuations, we only hedge certain commodities that have the potential to significantly impact our results of operations.
Backlog
Orders that have been confirmed by customers in writing, have defined delivery timeframes and can be produced during the next 18 months are included in our backlog. Orders that comprise our backlog may be subject to changes in quantities, delivery, specifications, terms or cancellation. Our backlog of orders at December 31, 2020 was approximately $1,482 million, which is an increase of 31% from the backlog as of December 31, 2019 of $1,127 million. We believe our backlog of orders is strong as of December 31, 2020, especially considering the COVID-19 pandemic’s impact on our industry, operations, and demand for our products. We expect to complete the majority of our backlog orders as of December 31, 2020 within the next 12 months.
Patents and Intellectual Property
We hold or have applied for 148 patents in the U.S. on various components and techniques utilized in our manufacture of transportation equipment and engineered products. In addition, we hold or have applied for 187 patents or registered designs in foreign countries.
Our patents include intellectual property related to the manufacture of trailers, containers, and aerodynamic-related products using our proprietary DuraPlate® products, truck body, trailer, and aerodynamic-related products utilizing other lightweight panel products and composite materials, our containment and isolation systems, tanks, and other engineered products—all of which we believe offer us a significant competitive advantage in the markets in which we compete.
Our DuraPlate® patent portfolio includes several patents and pending patent applications, which cover not only utilization of our DuraPlate® products in the manufacture of trailers, but also cover a number of aerodynamic-related products aimed at increasing the fuel efficiency of trailers. U.S. and foreign patents and patent applications in our DuraPlate® patent portfolio have expiration dates extending until 2036. Certain U.S. patents relating to the combined use of DuraPlate® panels and logistics systems within the sidewalls of our dry van trailers will not expire until 2027 or after; several other issued U.S. patents and pending patent applications relating to the use of DuraPlate® panels, or other composite materials, within aerodynamic-related products will not begin to expire until after 2030. Additionally, we also believe that our proprietary DuraPlate® and DuraPlate® Cell Core production processes, which have been developed and refined since 1995, offer us a significant competitive advantage in the industry – above and beyond the benefits provided by any patent protection concerning the use and/or design of our DuraPlate® products. We believe the proprietary knowledge of these processes and the significant intellectual and capital hurdles in creating similar production processes provide us with an advantage over others in the industry who utilize composite sandwich panel technology.
Our intellectual property portfolio further includes a number of patent applications related to the manufacture of truck bodies and trailers using our high-performance MSC Technology™ polymer composite component parts. These patents and patent applications cover the polymer composite component structure and method of manufacturing the same. We believe the intellectual property related to this use of polymer composite technology in our industry, including proprietary knowledge of the processes involved in manufacturing these components and the resulting products, will offer us a significant market advantage to continue to create proprietary products exploiting this technology. These patent applications will not begin to expire until 2036. Additionally, our intellectual property portfolio includes patents related to the rear impact guard (“RIG”). The RIG patents include RIG designs which surpass the current and proposed federal regulatory RIG standards for the U.S. and Canada and will not begin to expire until 2035.
In addition, our intellectual property portfolio includes patents and patent applications covering many of our engineered products, including our containment and isolation systems, as well as many trailer industry components. These products have become highly desirable and are recognized for their innovation in the markets we serve. The engineered products patents and patent applications relate to our industry leading isolation systems, sold under the Extract Technologies® brand name. While these patents will begin to expire in late 2021 and 2022, we hold additional patents and/or patent applications relating to containment assemblies with recirculatory airflow which will expire in 2027 and to modular cell therapy isolators which expire in 2038. The patents relating to our proprietary trailer-industry componentry include, for example, those covering the Trust Lock Plus® door locking mechanism, the Max Clearance® Overhead Door System, which provides additional overhead clearance when an overhead-style rear door is in the opened position that would be comparable to that of swing-door models, the use of bonded or riveted intermediate logistics strips, the bonded D-ring hold-down device, bonded skylights, and the DuraPlate® arched roof. The patents covering these products will not expire before 2029. We believe all of these proprietary products offer us a competitive market advantage in the industries in which we compete.
We also hold or have applied for 43 trademarks in the U.S. as well as 63 trademarks in foreign countries. These trademarks include the Wabash®, Wabash National®, Transcraft®, Benson®, Extract Technology®, Brenner®, and Supreme® brand names as well as trademarks associated with our proprietary products such as DuraPlate®, Transcraft Eagle®, Arctic Lite®, Kold King®, Iner-City®, Isopharm®, and Steripharm®. Additionally, we utilize several tradenames that are each well-recognized in their industries, including Walker Transport, Walker Stainless Equipment, Walker Engineered Products, and Bulk Tank International. Our trademarks associated with additional proprietary products include MSC Technology™, MaxClearance® Overhead Door System, Trust Lock Plus® EZ-7®, DuraPlate Aeroskirt®, Aeroskirt CX®, DuraPlate HD®, SolarGuard®, Lock-Rite®, and EZ-Adjust®. We believe these trademarks are important for the identification of our products and the associated customer goodwill; however, our business is not materially dependent on such trademarks.
Environmental Matters
Our facilities are subject to various environmental laws and regulations, including those relating to air emissions, wastewater discharges, the handling and disposal of solid and hazardous wastes and occupational safety and health. Our operations and facilities have been, and in the future may become, the subject of enforcement actions or proceedings for non-compliance with such laws or for remediation of company-related releases of substances into the environment. Resolution of such matters with regulators can result in commitments to compliance abatement or remediation programs and, in some cases, the payment of penalties (see “Legal Proceedings” in Part I Item 3 for more details).
We believe that our facilities are in substantial compliance with applicable environmental laws and regulations. Our facilities have incurred, and will continue to incur, capital and operating expenditures and other costs in complying with these laws and regulations. However, we currently do not anticipate that the future costs of environmental compliance will have a material adverse effect on our business, financial condition, cash flows, or results of operations.
Website Access to Company Reports
We use our Investor Relations website, ir.wabashnational.com, as a channel for routine distribution of important information, including news releases, presentations, and financial information. We post filings as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities Exchange Commission (“SEC”), including our annual, quarterly, and current reports on Forms 10-K, 10-Q and 8-K, our proxy statements, and any amendments to those reports or statements. All such postings and filings are available on our Investor Relations website. The SEC also maintains a website, www.sec.gov, that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The content on any website referred to in this Annual Report on Form 10-K is not incorporated by reference into this Annual Report on Form 10-K unless expressly noted.

Information About Our Executive Officers
The following are the executive officers of the Company:

Name	Age	Position
Brent L. Yeagy	50	President and Chief Executive Officer, Director of the Board of Directors
M. Kristin Glazner	43	Senior Vice President, General Counsel and Chief Human Resources Officer, Corporate Secretary
Kevin J. Page	59	Senior Vice President, Customer Value Creation
Michael N. Pettit	46	Senior Vice President and Chief Financial Officer
Dustin T. Smith	43	Senior Vice President, Global Operations
Brent L. Yeagy.  Since June 2018, Mr. Yeagy has been responsible for the strategic direction and operations of Wabash National in his role as President and Chief Executive Officer. Before his appointment as President and CEO, Mr. Yeagy was President and Chief Operating Officer from October 2016 to June 2018. Mr. Yeagy joined Wabash National in 2003 and held a number of positions with increasing responsibility, including Vice President of Manufacturing, Vice President and General Manager of Commercial Trailer Products, and Senior Vice President – Group President, Commercial Trailer Products. Prior to Wabash National, from 1999 to 2003, Mr. Yeagy held various positions within human resources, environmental engineering and safety management for Delco Remy International. Mr. Yeagy served in various plant engineering roles at Rexnord Corporation from December 1995 through 1999. He also served in the United States Navy from 1991 to 1994. Mr. Yeagy holds a Bachelor of Science in Environmental Engineering Science and a Master of Science in Safety Engineering from Purdue University, and an MBA in Business Management from Anderson University. He has also attended executive programs at the University of Michigan’s Ross School of Business as well as Stanford’s Graduate School of Business. Mr. Yeagy is a graduate of the U.S. Navy’s Naval Nuclear Power Program and participated in the Navy’s Officer Candidate Program.
M. Kristin Glazner.  Ms. Glazner was appointed to Senior Vice President, General Counsel and Chief Human Resources Officer, Corporate Secretary on June 1, 2020. She previously served as Senior Vice President and Chief Human Resources Officer since November 2018. Ms. Glazner joined Wabash National in February 2010 as Corporate Counsel and served in that role until October 2017, when she was appointed to the position of Vice President – Human Resources and Legal Administration, then Vice President – Corporate Human Resources. Before joining Wabash National, Ms. Glazner was an attorney with the law firm Baker & Daniels LLP (now Faegre Baker Daniels LLP) from 2002 to 2010. She holds a Juris Doctor degree from Indiana University Maurer School of Law and a Bachelor of Arts degree from Butler University.
Kevin J. Page.  Mr. Page was appointed to Senior Vice President, Customer Value Creation on March 23, 2020. He previously served as Senior Vice President and Group President, Diversified Products Group and Final Mile Products since January 2020, after serving as Senior Vice President and Group President, Diversified Products Group from October 2017 to January 2020. Mr. Page joined Wabash National in February 2017 as Vice President and General Manager, Final Mile and Distributed Services. Prior to Wabash National, he was Interim President of Truck Accessories Group, LLC from 2015 to 2016, and Vice President of Sales, Marketing and Business Development from 2012 to 2015. He served as President of Universal Trailer Cargo Group from 2008 to 2012. Mr. Page also had a 23-year tenure at Utilimaster Corporation serving in various sales roles, including as Vice President of Sales and Marketing. Mr. Page has a Bachelor of Arts in Economics from Wabash College and an MBA (Executive) from Notre Dame. Throughout his career he has also completed executive programs at the University of Chicago, Harvard Business School, University of Michigan and American Management Association.
Michael N. Pettit.  Mr. Pettit was appointed to Senior Vice President and Chief Financial Officer in January 2020. He previously served as Senior Vice President and Group President, Final Mile Products (2018-2020) and Vice President of Finance and Investor Relations (2014–2018). He joined Wabash National in 2012 as Director of Finance for Commercial Trailer Products. Prior to Wabash National, from 1998 to 2012, Mr. Pettit held various finance positions with increasing responsibility at Ford Motor Company. With more than 20 years of experience in the transportation industry, he has a broad understanding of strategic planning, mergers and acquisitions, pricing strategy, production planning, and lean manufacturing processes and principles. Mr. Pettit has a Bachelor of Science in Industrial Management from Purdue University and an MBA from Indiana University.
Dustin T. Smith.  Mr. Smith was appointed Senior Vice President, Global Operations on March 23, 2020. He previously served as Senior Vice President and Group President, Commercial Trailer Products from October 2017 to March 2020. Mr. Smith joined Wabash National in 2007 and has held a number of positions with increasing responsibility, including Director of Finance, Director of Manufacturing, Vice President of Manufacturing, and Senior Vice President and General Manager. Prior to Wabash National, from 2000 to 2007, Mr. Smith held various positions at Ford Motor Company in Dearborn Michigan, across both product development and manufacturing divisions, including Plant Controller. His 17+ years of experience in finance and operations gives Mr. Smith a unique understanding of how manufacturing systems directly affect financial results. Mr. Smith holds a Bachelor of Science in Accounting and an MBA in Corporate Finance from Purdue University. He has also completed the Advanced Management Program at Harvard Business School, in addition to attending several executive programs at the Booth School of Management from University of Chicago.
ITEM 1A—RISK FACTORS
You should carefully consider the risks described below in addition to other information contained or incorporated by reference in this Annual Report before investing in our securities. Realization of any of the following risks could have a material adverse effect on our business, financial condition, cash flows and results of operations.
Risks Related to Our Business, Strategy and Operations
The COVID-19 pandemic, or other outbreaks of disease or similar public health threats, could materially and adversely affect our business, financial condition, cash flows and results of operations.
The outbreak of COVID-19, and any other outbreaks of contagious diseases or other adverse public health developments in the United States or worldwide, could have a material adverse effect on our business, financial condition, cash flows and results of operations. COVID-19 has significantly impacted economic activity and markets worldwide, and it could continue to negatively affect our business in a number of ways. These effects could include, but are not limited to:
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
The extent to which the COVID-19 pandemic, or other outbreaks of disease or similar public health threats, materially and adversely impacts our business, financial condition, cash flows and results of operations is highly uncertain and will depend on future developments. Such developments may include the geographic spread and duration of the virus, the severity of the disease and the actions that may be taken by various governmental authorities and other third parties in response to the outbreak. In addition, how quickly, and to what extent, normal economic and operating conditions can resume cannot be predicted, and the resumption of normal business operations may be delayed or constrained by lingering effects of the COVID-19 pandemic on our suppliers, third-party service providers, and/or customers.

Our business is highly cyclical and a downturn could have a material adverse effect on our business, financial condition, cash flows and results of operations.
The truck trailer manufacturing industry historically has been, and is expected to continue to be, cyclical, as well as affected by overall economic conditions. Customers historically have replaced trailers in cycles that run from five to 12 years, depending on service and trailer type. Poor economic conditions can adversely affect demand for new trailers and has historically led to an overall aging of trailer fleets beyond a typical replacement cycle. Customers’ buying patterns can also be influenced by regulatory changes, such as federal hours-of-service rules as well as overall truck safety and federal emissions standards.
The steps we have taken to diversify our product offerings through the implementation of our strategic plan do not insulate us from this cyclicality. During downturns, we operate with a lower level of backlog and have had to temporarily slow down or halt production at some or all of our facilities, including extending normal shut down periods and reducing salaried headcount levels. An economic downturn may reduce, and in the past has reduced, demand for trailers and our other products, resulting in lower sales volumes and lower prices and could have a material adverse effect on our business, financial condition, cash flows and results of operations.
Demand for our products is sensitive to economic conditions over which we have no control and that may have a material adverse effect on our business, financial condition, cash flows and results of operations.
Demand for our products is sensitive to changes in economic conditions, including changes related to unemployment, consumer confidence, consumer income, new housing starts, industrial production, government regulations, and the availability of financing and interest rates. The status of these economic conditions periodically have an adverse effect on truck freight and the demand for, and the pricing of, our products, and have also resulted in, and could in the future result in, the inability of customers to meet their contractual terms or payment obligations, any of which could have a material adverse effect on our business, financial condition, cash flows and results of operations.
Economic weakness and its impact on the markets and customers we serve could have a material adverse effect on our business, financial condition, cash flows and results of operations.
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
We continue to be reliant on the credit, housing, energy and construction-related markets in the U.S. The same general economic concerns faced by us are also faced by our customers. We believe that some of our customers are highly leveraged and have limited access to capital, and their continued existence may be reliant on liquidity from global credit markets and other sources of external financing. Lack of liquidity by our customers could impact our ability to collect amounts owed to us and our failure to collect these amounts could have a material adverse effect on our business, financial condition, cash flows and results of operations.
Changes in US trade policy, including the imposition of tariffs and the resulting consequences, may have a material adverse effect on our business, financial condition, cash flows and results of operations.
The U.S. government has announced, and in some cases implemented, an approach to trade policy that includes renegotiating or potentially terminating certain trade agreements, as well as implementing or increasing tariffs on foreign goods and raw materials such as steel and aluminum. These tariffs and potential tariffs have resulted, or may result, in increased prices for certain imported goods and raw materials. While we source the majority of our materials and components domestically, tariffs and potential tariffs have caused, and may continue to cause, increases and volatility in prices for domestically sourced goods and materials that we require for our products, particularly aluminum and steel. When the costs of our components and raw materials increase, we may not be able to hedge or pass on these costs to our customers, which could have a material adverse effect on our business, financial condition, cash flows and results of operations.
We may not be able to execute on our long-term strategic plan and growth initiatives, or meet our long-term financial goals, and this may have a material adverse effect on our business, financial condition, cash flows and results of operations.
Our long-term strategic plan is intended to generate long-term value for our shareholders while delivering profitable growth through all our business segments. The long-term financial goals that we expect to achieve as a result of our long-term strategic plan and organic growth initiatives are based on certain assumptions, which may prove to be incorrect. We cannot provide any assurance that we will be able to fully execute on our strategic plan or growth initiatives, which are subject to a variety of risks including our ability to: diversify the product offerings of our non-trailer businesses; leverage acquired businesses and assets to grow sales with our existing products; design and develop new products to meet the needs of our customers; increase the pricing of our products and services to offset cost increases and expand gross margins; scale our manufacturing capacity and resources to efficiently meet customer demand; and execute potential future acquisitions, mergers, and other business development opportunities. If we are unable to successfully execute on our strategic plan, we may experience increased competition, material adverse financial consequences and a decrease in the value of our stock. Additionally, our management’s attention to the implementation of the strategic plan, which includes our efforts at diversification, may distract them from implementing our core business which may also have material adverse financial consequences.
We have a limited number of suppliers of raw materials and components; increases in the price of raw materials or the inability to obtain raw materials could have a material adverse effect on our business, financial condition, cash flows and results of operations.
We currently rely on a limited number of suppliers for certain key components and raw materials in the manufacturing of our products, such as tires, landing gear, axles, suspensions, specialty steel coil, stainless steel, plastic, aluminum and lumber. From time to time, there have been, and may in the future be, shortages of supplies of raw materials or components, or our suppliers may place us on allocation, which would have an adverse impact on our ability to meet demand for our products. Shortages and allocations may result in inefficient operations and a build-up of inventory, which can negatively affect our working capital position. In addition, price volatility in commodities we purchase that impacts the pricing of raw materials could have negative impacts on our operating margins. The loss of any of our suppliers or their inability to meet our price, quality, quantity and delivery requirements could have a material adverse effect on our business, financial condition, cash flows and results of operations.
Our diversification strategy may not be successfully executed, which could have a material adverse effect on our business, financial condition, cash flows and results of operations.
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
Some of our existing diversification efforts are in the early growth stages and future success is largely dependent on continued customer adoption of our new product solutions and general expansion of our customer base and distribution channels. We also expect future acquisitions to form a key component of strategic diversification. Diversification through acquisitions involve identifying and executing on transactions and managing successfully the integration and growth of acquired companies and products, all of which involve significant resources and risk of failure. Diversification efforts put a strain on our administrative, operational and financial resources and make the determination of optimal resource allocation difficult. If our efforts to diversify the business organically and/or strategically do not meet the expectations we have, it could have a material adverse effect on our business, financial condition, cash flows and results of operations.
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
A change in our customer relationships or in the financial condition of our customers could have a material adverse effect on our business, financial condition, cash flows and results of operations.
We have longstanding relationships with a number of large customers to whom we supply our products. We do not have long-term agreements with these customers. Our success is dependent, to a significant extent, upon the continued strength of these relationships and the growth of our core customers. We often are unable to predict the level of demand for our products from these customers, or the timing of their orders. In addition, the same economic conditions that adversely affect us also often adversely affect our customers. Furthermore, we are subject to a concentration of risk as the five largest customers together accounted for approximately 21% of our aggregate net sales in 2020. Over the previous three years, no customer has individually accounted for greater than 10% of our annual aggregate net sales. The loss of a significant customer or unexpected delays in product purchases could have a material adverse effect on our business, financial condition, cash flows and results of operations.
Significant competition in the industries in which we operate may result in our competitors offering new or better products and services or lower prices, which could have a material adverse effect on our business, financial condition, cash flows and results of operations.
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
If we are unable to successfully compete with other manufacturers, we could lose customers and our revenues may decline. In addition, competitive pressures in the industry may affect the market prices of our new and used equipment, which, in turn, may have a material adverse effect on our business, financial condition, cash flows and results of operations.
Our Final Mile Products segment competes in the highly competitive specialized vehicle industry which may impact its financial results.
The competitive nature of the specialized vehicle industry creates a number of challenges for our Final Mile Products segment. Important factors include product pricing, quality of product, lead times, geographic proximity to customers, and the ability to manufacture a product customized to customer specifications. Specialized vehicles are produced by a number of smaller, regional companies which create product pricing pressures that could have a material adverse effect on our business, financial condition, cash flows and results of operations.
Our technology and products may not achieve market acceptance or competing products could gain market share, which could have a material adverse effect on our business, financial condition, cash flows and results of operations.
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
We have seen a number of our competitors follow our leadership in the development and use of composite sidewalls that bring them into direct competition with our DuraPlate® products. Our product development is focused on maintaining our leadership for these products but competitive pressures may erode our market share or margins. We hold patents on various components and techniques utilized in our manufacturing of transportation equipment and engineered products with expiration dates ranging from 2021 to 2039. We continue to take steps to protect our proprietary rights in our products and the processes used to produce them. However, the steps we have taken may not be sufficient or may not be enforced by a court of law. If we are unable to protect our intellectual properties, other parties may attempt to copy or otherwise obtain or use our products or technology. If competitors are able to use our technology, our ability to effectively compete could be harmed and this could have a material adverse effect on our business, financial condition, cash flows and results of operations. In addition, litigation related to intellectual property could result in substantial costs and efforts which may not result in a successful outcome.
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
Disruption of our manufacturing operations could have a material adverse effect on our business, financial condition, cash flows and results of operations.
We manufacture our van trailer products at two facilities in Lafayette, Indiana, a flatbed trailer facility in Cadiz, Kentucky, a hardwood floor facility in Harrison, Arkansas, five liquid-transportation systems facilities in New Lisbon, Wisconsin; Fond du Lac, Wisconsin; and Queretaro, Mexico, three engineered products facilities in New Lisbon, Wisconsin; Elroy, Wisconsin;

Huddersfield, United Kingdom, seven truck body facilities in Goshen, Indiana; Ligonier, Indiana; Cleburne, Texas; Griffin, Georgia; Jonestown, Pennsylvania; Moreno Valley, California; and Lafayette, Indiana, and produce composite products in Lafayette, Indiana. Our production at these facilities could be subject to disruptions which may include work stoppages, severe weather, natural disaster or other catastrophic events beyond our control. An unexpected disruption in our production at any of these facilities for any length of time could have material adverse effect on our business, financial condition, cash flows and results of operations. Similarly, if one of more of our customers experiences an unexpected disruption, that customer may reduce or halt purchases of our products, which could result in reduced production or other cost-reduction initiatives at our related manufacturing facilities.
International operations are subject to increased risks, which could have a material adverse effect on our business, financial condition, cash flows and results of operations.
Our ability to manage our business and conduct operations internationally requires considerable management attention and resources and is subject to a number of risks, including the following:
▪Challenges caused by distance, language and cultural differences and by doing business with foreign agencies and governments;
▪Longer payment cycles in some countries;
▪Uncertainty regarding liability for services and content;
▪Credit risk and higher levels of payment fraud;
▪Currency exchange rate fluctuations and our ability to manage these fluctuations;
▪Foreign exchange controls that might prevent us from repatriating cash earned outside the U.S.;
▪Import and export requirements that may prevent us from shipping products or providing services to a particular market and may increase our operating costs;
▪Potentially adverse tax consequences;
▪Higher costs associated with doing business internationally;
▪Different expectations regarding working hours, work culture and work-related benefits; and
▪Different employee/employer relationships and the existence of workers’ councils and labor unions.
Compliance with complex foreign and U.S. laws and regulations that apply to international operations may increase our cost of doing business and could expose us or our employees to fines, penalties and other liabilities. These numerous and sometimes conflicting laws and regulations include import and export requirements, content requirements, trade restrictions, tax laws, environmental laws and regulations, sanctions, internal and disclosure control rules, data privacy requirements, labor relations laws, and U.S. laws such as the Foreign Corrupt Practices Act and substantially equivalent local laws prohibiting corrupt payments to governmental officials and/or other foreign persons. Although we have policies and procedures designed to cause compliance with these laws and regulations, there can be no assurance that our officers, employees, contractors or agents will not violate our policies. Any violation of the laws and regulations that apply to our operations and properties could result in, among other consequences, fines, environmental and other liabilities, criminal sanctions against us, our officers or our employees, and prohibitions on our ability to offer our products and services to one or more countries and could also materially damage our reputation, our brand, our efforts to diversify our business, our ability to attract and retain employees, our business and could have a material adverse effect on our business, financial condition, cash flows and results of operations.
The inability to attract and retain key personnel could have a material adverse effect on our business, financial condition, cash flows and results of operations.
Our ability to operate our business and implement our strategies depends, in part, on the efforts of our executive officers and other key associates. Our future success depends, in large part, on our ability to attract and retain qualified personnel, including manufacturing personnel, sales professionals and engineers. The unexpected loss of services of any of our key personnel or the failure to attract or retain other qualified personnel, including personnel with engineering and technical expertise in the industry, could have a material adverse effect on our business, financial condition, cash flows and results of operations.
We rely significantly on information technology to support our operations and if we are unable to protect against service interruptions or security breaches, it could have a material adverse effect on our business, financial condition, cash flows and results of operations.
We depend on a number of information technologies to integrate departments and functions, to enhance the ability to service customers, to improve our control environment and to manage our cost reduction initiatives. We have put in place a number of systems, processes, and practices designed to protect against the failure of our systems, as well as the misappropriation, exposure or corruption of the information stored thereon. Unintentional service disruptions or intentional actions such as intellectual property theft, cyber-attacks, unauthorized access or malicious software, may lead to such misappropriation, exposure or corruption if our protective measures prove to be inadequate. Any issues involving these critical business applications and infrastructure may adversely impact our ability to manage operations and the customers we serve. We could also encounter violations of applicable law or reputational damage from the disclosure of confidential business, customer, or employee information or the failure to protect the privacy rights of our employees in their personal identifying information. In addition, the disclosure of non-public information could lead to the loss of our intellectual property and diminished competitive advantages. Should any of the foregoing events occur, we may be required to incur significant costs to protect against damage caused by these disruptions or security breaches in the future, any of which could have a material adverse effect on our business, financial condition, cash flows and results of operations.
We are subject to extensive governmental laws and regulations, and our costs related to compliance with, or our failure to comply with, existing or future laws and regulations could have a material adverse effect on our business, financial condition, cash flows and results of operations.
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
If we are found to be in violation of applicable laws or regulations in the future, it could have a material adverse effect on our business, financial condition, cash flows and results of operations. Our costs of complying with these or any other current or future regulations may be material. Such regulations include technical safety standards that could delay product development or require manufacturer recall campaigns to remedy certain defects. In addition, if we fail to comply with existing or future laws and regulations, we may be subject to governmental or judicial fines or sanctions.
Product liability and other legal claims could have a material adverse effect on our business, financial condition, cash flows and results of operations.
As a manufacturer of products widely used in commerce, we are subject to product liability claims and litigation, as well as warranty claims. From time to time claims may involve material amounts and novel legal theories, and any insurance we carry may not provide adequate coverage to insulate us from material liabilities for these claims.
In addition to product liability claims, we are subject to legal proceedings and claims that arise in the ordinary course of business, such as workers’ compensation claims, OSHA investigations, employment disputes and customer and supplier disputes arising out of the conduct of our business. Litigation may result in substantial costs and may divert management’s attention and resources from the operation of our business, which could have a material adverse effect on our business, financial condition, cash flows and results of operations.
Climate change and related public focus from regulators and various stakeholders could have a material adverse effect on our business, financial condition, cash flows and results of operations.
There is scientific consensus and increased public concern that emissions of greenhouse gases are linked to global climate changes. Climate changes, such as extreme weather conditions, decreased water availability and overall temperature shifts, may have physical impacts on our facilities and operations, as well as those of our suppliers and customers. Such impacts are geographically specific, highly uncertain and may result in diminished availability of materials, indirect financial risks passed through our supply chain, decreased demand for our products and adverse impacts on our financial performance and operations.
These considerations may also result in international, national, regional or local legislative or regulatory responses to mitigate greenhouse gas emissions. Timing and scope of any regulations are uncertain and regulation could result in additional costs of compliance, increased energy, transportation and materials costs and other additional expenses to improve the efficiency of our products, facilities and operations.
Relatedly, the expectations of our customers, stockholders and employees have heightened in areas such as the environment, social matters and corporate governance. Increased public focus requires us to provide information on our approach to these issues, including certain climate-related matters such as mitigating greenhouse gas emissions, and continuously monitor related reporting standards. A failure to adequately meet stakeholder expectations may result in a loss of business, diminished ability to successfully market our products to new and existing customers, diluted market valuation or an inability to attract and retain key personnel.

An impairment in the carrying value of goodwill and other long-lived intangible assets could negatively affect our operating results.
We have a substantial amount of goodwill and purchased intangible assets on our balance sheet as a result of acquisitions. At December 31, 2020, approximately 36% of these long-lived intangible assets were concentrated in our Final Mile Products segment, 63% were concentrated in our Diversified Products segment, and 1% was concentrated in our Commercial Trailer Products segment. The carrying value of goodwill represents the fair value of an acquired business in excess of identifiable assets and liabilities as of the acquisition date. The carrying value of other long-lived intangible assets represents the fair value of trademarks and trade names, customer relationships and technology as of the acquisition date, net of accumulated amortization. Under generally accepted accounting principles, goodwill is required to be reviewed for impairment at least annually, or more frequently if potential interim indicators exist that could result in impairment, and other long-lived intangible assets require review for impairment only when indicators exist. If any business conditions or other factors cause profitability or cash flows to significantly decline, we may be required to record a non-cash impairment charge, which could adversely affect our operating results. Events and conditions that could result in impairment include a prolonged period of global economic weakness, a decline in economic conditions or a slow, weak economic recovery, sustained declines in the price of our common stock, adverse changes in the regulatory environment, adverse changes in the market share of our products, adverse changes in interest rates, or other factors leading to reductions in the long-term sales or profitability that we expect.
We reinstituted a policy of paying regular quarterly dividends on our common stock, but there is no assurance that we will have the ability to continue a regular quarterly dividend.
In December 2016, our Board of Directors approved the reinstatement of a dividend program under which we will pay regular quarterly cash dividends to holders of our common stock. Prior to 2017, no dividends had been paid since the third quarter of 2008. Our ability to pay dividends, and our Board of Directors’ determination to maintain our current dividend policy, will depend on numerous factors, including:
▪The state of our business, competition, and changes in our industry;
▪Changes in the factors, assumptions, and other considerations made by our Board of Directors in reviewing and revising our dividend policy;
▪Our future results of operations, financial condition, liquidity needs, and capital resources; and
▪Our various expected cash needs, including cash interest and principal payments on our indebtedness, capital expenditures, the purchase price of acquisitions, and taxes.
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
As of December 31, 2020, we had approximately $454.2 million of total indebtedness, and approximately $166.3 million of additional borrowings were available and undrawn under the Revolving Credit Agreement (as defined below). We also have other contractual obligations and currently pay a regular quarterly dividend of $0.08 per share, or approximately $4.3 million in the aggregate per quarter.
Our debt level could have significant consequences on future operations and financial position. For example, it could:

▪Negatively affect our ability to pay principal and interest on our debt;
▪Increase our vulnerability to general adverse economic and industry conditions;
▪Limit our ability to fund future capital expenditures and working capital, to engage in future acquisitions or development activities, or to otherwise realize the value of our assets and opportunities fully because of the need to dedicate a substantial portion of our cash flow from operations to payments of interest and principal or to comply with any restrictive terms of our debt;
▪Limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;
▪Impair our ability to obtain additional financing or to refinance our indebtedness in the future;
▪Place us at a competitive disadvantage compared to our competitors that may have proportionately less debt; and
▪Impact our ability to continue to fund a regular quarterly dividend.
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
If our cash flows and capital resources are insufficient to fund our debt service obligations, and other cash requirements, we could face substantial liquidity problems and could be forced to reduce or delay capital expenditures or to sell assets or operations, seek additional capital or restructure or refinance our indebtedness. We may not be able to effect any such alternative measures, if necessary, on commercially reasonable terms or at all and, even if successful, such alternative actions may not allow us to meet our scheduled debt service obligations. The indenture governing the Senior Notes, the Revolving Credit Agreement, and Term Loan Credit Agreement (each, as defined below) restrict (a) our ability to dispose of assets and use the proceeds from any such dispositions and (b) the Company’s and our subsidiaries’ ability to raise debt or certain equity capital to be used to repay our indebtedness when it becomes due. We may not be able to consummate those dispositions or to obtain proceeds in an amount sufficient to meet any debt service obligations then due.
Our inability to generate sufficient cash flows to satisfy our debt obligations, or to refinance our indebtedness on commercially reasonable terms or at all, would materially and adversely affect our financial position and results of operations and our ability to satisfy our indebtedness.
If we cannot make scheduled payments on our debt, it will be in default and, as a result, holders of our outstanding debt could declare all outstanding principal and interest to be due and payable, the lenders under the Revolving Credit Agreement could terminate their commitments to loan money, our secured lenders could foreclose against the assets securing such borrowings and we could be forced into bankruptcy or liquidation.
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
As of December 31, 2020, we believe we are in compliance with the provisions of our Term Loan Credit Agreement, Senior Notes indenture, and our revolving credit facility. Our ability to comply with the various terms and conditions in the future may be affected by events beyond our control, including prevailing economic, financial and industry conditions.
Risks Related to an Investment in Our Common Stock
Our common stock has experienced, and may continue to experience, price and trading volume volatility.
The trading price and volume of our common stock has been and may continue to be subject to large fluctuations. The market price and volume of our common stock may increase or decrease in response to a number of events and factors, including:
▪Trends in our industry and the markets in which we operate;
▪Changes in the market price of the products we sell;
▪The introduction of new technologies or products by us or by our competitors;
▪Changes in expectations as to our future financial performance, including financial estimates by securities analysts and investors;
▪Operating results that vary from the expectations of securities analysts and investors;
▪Announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures, financings or capital commitments;
▪Changes in laws and regulations;
▪Any announcement that we plan to issue additional equity to the public;
▪General economic and competitive conditions; and
▪Changes in key management personnel.
This volatility may adversely affect the prices of our common stock regardless of our operating performance. To the extent that the price of our common stock declines, our ability to raise funds through the issuance of equity or otherwise use our common stock as consideration will be reduced. These factors may limit our ability to implement our operating and growth plans.
Also, shareholders may from time to time engage in proxy solicitations, advance shareholder proposals or otherwise attempt to effect changes or acquire control over the Company. Such shareholder campaigns could disrupt the Company’s operations and divert the attention of the Company’s Board of Directors and senior management and employees from the pursuit of business strategies and adversely affect the Company’s results of operations, cash flows and financial condition.
Risks Related to the Supreme Acquisition
We may continue to experience difficulties with our integration of Supreme.
We have experienced, and may continue to experience, greater than anticipated difficulties in our integration of Supreme into our existing operations or we may not be able to achieve the anticipated benefits of the acquisition, including cost savings and other synergies. In addition, it is possible that the continued integration process could result in the loss of key employees, errors or delays in systems implementation, the disruption of our ongoing business or inconsistencies in standards, controls, procedures and policies that adversely affect our ability to maintain relationships with customers and employees or to achieve the anticipated benefits of the acquisition. We also expect that our ongoing integration of Supreme will place a significant burden on our management, employees, and internal resources, which could otherwise have been devoted to other business opportunities and improvements. These continued integration matters may have an adverse effect on us, our business, financial condition, cash flows and results of operations.
ITEM 1B—UNRESOLVED STAFF COMMENTS
None.

ITEM 2—PROPERTIES
We have manufacturing and retail operations located throughout the United States as well as facilities in Mexico and the United Kingdom. Properties owned by Wabash are subject to security interests held by our lenders. We believe the facilities we are now using are adequate and suitable for our current business operations and the currently foreseeable level of operations. The following table provides information regarding the locations of our major facilities. In addition to the locations listed below, we have other facilities in the United States and one in the United Kingdom:

Location	Owned or Leased	Description of Activities at Location	Segment
Cadiz, Kentucky	Owned/Leased	Manufacturing	Commercial Trailer Products
Cleburne, Texas	Owned/Leased	Manufacturing	Final Mile Products
Fond du Lac, Wisconsin	Owned	Manufacturing	Diversified Products
Goshen, Indiana	Owned	Manufacturing	Final Mile Products
Griffin, Georgia	Owned	Manufacturing	Final Mile Products
Jonestown, Pennsylvania	Owned/Leased	Manufacturing	Final Mile Products
Lafayette, Indiana	Owned/Leased	Corporate Headquarters, Manufacturing, and Used Trailers	Commercial Trailer Products, Diversified Products and Final Mile Products
Moreno Valley, California	Owned/Leased	Manufacturing	Final Mile Products
New Lisbon, Wisconsin	Owned	Manufacturing	Diversified Products
San Jose Iturbidé, Mexico	Owned	Manufacturing	Diversified Products

ITEM 3—LEGAL PROCEEDINGS
As of December 31, 2020, we were named as a defendant or were otherwise involved in numerous legal proceedings and governmental examinations, in connection with the conduct of our business activities, in various jurisdictions, both in the United States and internationally. On the basis of information currently available to us, management does not believe that existing proceedings and investigations will have a material impact on our consolidated financial condition or liquidity if determined in a manner adverse to the Company. However, such matters are unpredictable, and we could incur judgments or enter into settlements for current or future claims that could materially and adversely affect our financial statements. Costs associated with the litigation and settlements of legal matters are reported within General and administrative expenses in the Consolidated Statements of Operations.
Environmental Disputes
In August 2014, we received notice as a potentially responsible party (“PRP”) by the South Carolina Department of Health and Environmental Control (the “DHEC”) pertaining to the Philip Services Site located in Rock Hill, South Carolina pursuant to the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and corresponding South Carolina statutes. PRPs include parties identified through manifest records as having contributed to deliveries of hazardous substances to the Philip Services Site between 1979 and 1999. The DHEC’s allegation that the Company was a PRP arises out of four manifest entries in 1989 under the name of a company unaffiliated with Wabash National (or any of our former or current subsidiaries) that purport to be delivering a de minimis amount of hazardous waste to the Philip Services Site “c/o Wabash National Corporation.” As such, the Philip Services Site PRP Group (the “PRP Group”) notified us in August 2014 that it was offering the Company the opportunity to resolve any liabilities associated with the Philip Services Site by entering into a Cash Out and Reopener Settlement Agreement (the “Settlement Agreement”) with the PRP Group, as well as a Consent Decree with the DHEC. We have accepted the offer from the PRP Group to enter into the Settlement Agreement and Consent Decree, while reserving our rights to contest our liability for any deliveries of hazardous materials to the Philips Services Site. The requested settlement payment is immaterial to our financial conditions and results of operations, and as a result, if the Settlement Agreement and Consent Decree are finalized, the payment to be made by us thereunder is not expected to have a material adverse effect on our financial condition or results of operations.
On November 13, 2019, we received a notice that we were considered one of several PRPs by the Indiana Department of Environmental Management (“IDEM”) under CERCLA and state law related to substances found in soil and groundwater at a property located at 817 South Earl Avenue, Lafayette, Indiana (the “Site”). We have never owned or operated the Site, but the Site is near certain of our owned properties. We have agreed to implement a limited work plan to further investigate the source of the contamination at the Site and have worked with IDEM and other PRPs to finalize the terms of the work plan. We submitted our initial site investigation report to IDEM during the third quarter of 2020, indicating that the data collected by our consultant confirmed that our properties are not the source of contamination at the Site. IDEM issued to the PRPs a request for a Further Site Investigation (“FSI”) work plan, and with IDEM’s permission we submitted a Work Plan Addendum on December 17, 2020 for limited additional groundwater sampling work in lieu of a full FSI work plan. IDEM approved the Work Plan Addendum, and the additional work will be conducted in the first quarter of 2021. As of December 31, 2020, based on the information available, we do not expect this matter to have a material adverse effect on our financial condition or results of operations.
ITEM 4—MINE SAFETY DISCLOSURES
Not Applicable.
PART II
ITEM 5—MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Information Regarding our Common Stock
Our common stock is traded on the New York Stock Exchange under the ticker symbol “WNC.” The number of record holders of our common stock at February 12, 2021 was 565.
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

Performance Graph
The following graph shows a comparison of cumulative total returns for an investment in our common stock, the S&P 500 Composite Index and the Dow Jones Transportation Index. It covers the period commencing December 31, 2015 and ending December 31, 2020. The graph assumes that the value for the investment in our common stock and in each index was $100 on December 31, 2015.
Comparative of Cumulative Total Return
December 31, 2015 through December 31, 2020
among Wabash National Corporation, the S&P 500 Index,
and the Dow Jones Transportation Index

	Base Period December 31,	Indexed Returns Years ended December 31,
Company/Index	2015	2016	2017	2018	2019	2020
Wabash National Corporation	$100.00	$133.73	$185.46	$113.67	$131.21	$155.93
S&P 500 Index	$100.00	$109.54	$130.81	$122.65	$158.07	$183.77
Dow Jones Transportation Index	$100.00	$120.45	$141.33	$122.13	$145.18	$166.57
Purchases of Our Equity Securities
In November 2018, the Company announced that the Board of Directors approved the repurchase of an additional $100 million in shares of common stock over a three year period. This authorization was an increase to the previous $100 million repurchase programs approved in February 2017 and February 2016. The repurchase program is set to expire on February 28, 2022. During the fourth quarter of 2020, there were 496,337 shares repurchased pursuant to our repurchase program. Additionally, for the quarter ended December 31, 2020, there were 7,520 shares surrendered or withheld to cover minimum employee tax withholding obligations generally upon the vesting of restricted stock awards. As of December 31, 2020, $51.4 million remained available under the program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Amount That May Yet Be Purchased Under the Plans or Programs ($ in millions)
October 2020	6,361	$11.95	—	$60.2
November 2020	215,176	$17.40	215,176	$56.4
December 2020	282,320	$17.74	281,161	$51.4
Total	503,857	$17.52	496,337	$51.4

ITEM 6—SELECTED FINANCIAL DATA
The following selected consolidated financial data with respect to Wabash National for each of the five years in the period ending December 31, 2020, have been derived from our consolidated financial statements. The following information should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto included elsewhere in this Annual Report.

	Years Ended December 31,
	2020	2019	2018	2017	2016
	(dollars in thousands, except per share data)
Statement of Operations Data:
Net sales	$1,481,889	$2,319,136	$2,267,278	$1,767,161	$1,845,444
Cost of sales	1,322,135	2,012,754	1,983,627	1,506,286	1,519,910
Gross profit	159,754	306,382	283,651	260,875	325,534
Selling, general and administrative expenses	117,820	143,125	128,160	103,413	101,399
Amortization of intangibles	21,981	20,471	19,468	17,041	19,940
Acquisition expenses	—	—	68	9,605	—
Impairment and other, net	105,561	—	24,968	—	1,663
(Loss) income from operations	(85,608)	142,786	110,987	130,816	202,532
Interest expense	(24,194)	(27,340)	(28,759)	(16,400)	(15,663)
Other, net	588	2,285	13,776	8,122	(1,452)
(Loss) income before income taxes	(109,214)	117,731	96,004	122,538	185,417
Income tax (benefit) expense	(11,802)	28,156	26,583	11,116	65,984
Net (loss) income	$(97,412)	$89,575	$69,421	$111,422	$119,433

Dividends declared per share	$0.320	$0.320	$0.305	$0.255	$0.060
Basic net (loss) income per common share	$(1.84)	$1.64	$1.22	$1.88	$1.87
Diluted net (loss) income per common share	$(1.84)	$1.62	$1.19	$1.78	$1.82

Balance Sheet Data:
Working capital	$310,011	$282,011	$277,743	$292,723	$314,791
Total assets	$1,161,470	$1,304,591	$1,304,393	$1,351,513	$898,733
Total debt and finance leases	$448,357	$456,091	$505,911	$551,413	$237,836
Stockholders’ equity	$404,879	$520,988	$473,849	$506,063	$472,391

ITEM 7—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) describes the matters that we consider to be important to understanding the results of our operations for each of the two years in the period ended December 31, 2020, and our capital resources and liquidity as of December 31, 2020. Our discussion begins with a COVID-19 update as well as our assessment of the condition of the North American trailer industry along with a summary of the actions we have taken to strengthen the Company. We then analyze the results of our operations for the last two years, including the trends in the overall business and our operating segments, followed by a discussion of our cash flows and liquidity, capital markets events and transactions, our debt obligations, and our contractual commitments. We also provide a review of the critical accounting judgments and estimates that we have made that we believe are most important to an understanding of our MD&A and our consolidated financial statements. We conclude our MD&A with information on recent accounting pronouncements that we adopted during the year, if any, as well as those not yet adopted that may have an impact on our financial accounting practices, if any.
We manage our business in three segments: Commercial Trailer Products, Diversified Products, and Final Mile Products. The Commercial Trailer Products segment manufactures standard and customized van and platform trailers and other transportation related equipment for customers who purchase directly from us or through independent dealers. The Diversified Products segment, comprised of three strategic business units, including Tank Trailers, Process Systems, and Composites, focuses on our commitment to expand our customer base and diversify our product offerings and revenues. The Final Mile Products segment manufactures specialized commercial vehicles that are attached to a truck chassis, including cutaway and dry-freight van bodies, refrigerated units, and stake bodies, for customers who purchase directly from us or through independent dealers. The acquisition of Supreme, a leading manufacturer of specialized commercial vehicles, has enabled our customers to succeed by helping them move everything from first to final mile.
For discussion of results of operations for the year ended December 31, 2019 to the results of operations for the year ended December 31, 2018, see Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations of our 2019 Annual Report on Form 10-K, filed with the SEC on February 25, 2020.
COVID-19 Update
In March 2020, a global pandemic was declared by the World Health Organization (the “WHO”) related to COVID-19. This pandemic continues to create significant uncertainties and disruption in the global economy. We are closely monitoring the most recent developments regarding the pandemic, and we continue to remain focused on the health and safety of our employees, as well as the health of our business, both in the short and long-term. We monitor, evaluate, and manage our operating plans in light of the most recent developments on an ongoing basis. Further, we continue to adhere to best-practice safe hygiene guidelines by recognized health experts, like the WHO, as well as any applicable government mandates related to the COVID-19 pandemic. We remain focused on business continuity and ensuring our facilities remain operational where safe and appropriate to do so.
The safety and well-being of our employees has been, and will remain, our highest priority. In early March 2020, we assembled a pandemic response team to manage the changes necessary to adapt to the rapidly-changing environment. This response team continues to meet regularly with our senior leadership team to provide updates and continuously monitor the most recent developments. Actions we have taken to protect our employees include, but are not limited to:
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
▪We are informing our employees about the vaccines and encouraging them to get vaccinated.
We have also extended several actions implemented to address the COVID-19 impact to our business, including a temporary freeze on share repurchases in March 2020 (which we resumed during the fourth quarter), reductions to discretionary spending, business-related travel restrictions, elimination of non-essential investments, and re-prioritization of capital expenditures (including maintaining our assets to capitalize on any economic and/or industry upswings). In addition, on May 3, 2020, we completed a two-week idling of operations and Company-wide furlough that began on April 20, 2020. We completed an additional furlough during the second quarter of 2020, which included an idling of operations from June 29, 2020 through July 3, 2020. We continue to monitor the rapidly evolving situation and guidance from international and domestic authorities, including federal, state and local public health authorities, and may take additional actions based on their requirements and recommendations.
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
While the global market downturn and overall impacts on our operations are expected to be temporary, the duration of the impacts cannot be estimated at this time. Should the disruptions continue for an extended period of time or worsen, the impact on our production, supply chain, and overall business could have a material adverse effect on our results of operations, financial condition, and cash flows. In addition, see Part I, Item 1A, "Risk Factors" of this Annual Report on Form 10-K regarding risks associated with the COVID-19 pandemic.
Executive Summary
As reported in our Annual Report on Form 10-K for the year ended December 31, 2019, industry experts estimated decreased 2020 production of approximately 239,000 trailers due to softened demand. This softened demand for 2020 was worsened and magnified by the uncertainty and economic impact caused by the COVID-19 pandemic. According to ACT Research Company (“ACT”), the current estimate for 2020 production is approximately 202,000 trailers, a 15% decrease from the expected 2020 production levels at the end of 2019. As we enter 2021 with continued uncertainty from the COVID-19 pandemic, the outlook for the overall trailer market for 2021 indicates some recovery from suppressed 2020 levels. The most recent estimates from industry forecasters, ACT and FTR Associates (“FTR”), indicate demand levels expected to be in excess of the estimated replacement demand of approximately 220,000 trailers in each year through 2025. More specifically, ACT is currently estimating 2021 demand will be approximately 275,000 trailers, an increase of 36% as compared to 2020, with 2022 through 2025 industry demand levels ranging between 275,000 and 305,000 trailers. In addition, FTR anticipates trailer production for 2021 at approximately 270,000 trailers, an increase of 30% compared to 2020 levels. These production levels are more consistent with historically normalized levels. In addition, industry forecasters indicate that backlogs are at the highest levels since the first half of 2019, providing a good foundation for 2021 production.
Despite the uncertainty caused by the ongoing COVID-19 pandemic, we believe we have maintained a solid position from a liquidity perspective as we have prepared for an eventual downturn in our industry over the last two years. We also made efforts that contained certain costs and managed liquidity as a result of the pandemic. These actions included a temporary freeze on share repurchases beginning in March 2020 (which we resumed during the fourth quarter), reductions to discretionary spending, business-related travel restrictions, elimination of non-essential investments, and re-prioritization of capital expenditures (including maintaining our assets to capitalize on any economic and/or industry upswings). We believe that conditions strengthened throughout 2020 in many of our customers' end markets and demand for our products is poised to improve in 2021. While we are focused in the near-term on executing on this cyclical upturn, we also continue to work on strategic initiatives to profitably grow the Company in the long-term. Bringing new technologies to market combined with our focus on building out adjacent revenue opportunities will provide us with opportunities for growth beyond what the cycle gives us.
The Company’s operating performance throughout 2020 during the pandemic highlights the success of our adaptability, balanced growth, and diversification initiatives, which are driven by our long-term strategic plan to transform the Company into an innovation leader of engineered solutions for the transportation, logistics, and distribution industries that helps customers move goods from the first to final mile. We will also continue to maintain our focus and expertise in lean and six sigma optimization initiatives to support a higher growth and margin profile as One Wabash. Operating loss in 2020 totaled $(85.6) million and operating loss margin was (5.8)%, which were driven in part by goodwill impairment (as further described within this Annual Report on Form 10-K) and the COVID-19 pandemic.
In addition to our commitment to sustain profitable growth within each of our existing reporting segments, our long-term strategic initiatives include a focus on diversification efforts, both organic and strategic, to continue to transform Wabash into a lean, innovation leader of engineered solutions with a higher growth and margin profile and successfully deliver a greater value to our shareholders. Our ability to generate solid margins and cash flows and a healthy balance sheet should position the Company with ample resources to (1) fund our internal capital needs to support both organic growth and productivity improvements, (2) continue the planned reduction of our debt obligations, (3) return capital to shareholders and (4) selectively pursue strategic acquisitions. As evidenced by our purchase of Supreme in September 2017, we continue our internal effort to strategically identify potential acquisition targets that we believe can create shareholder value and accelerate our growth and diversification efforts, while leveraging our strong competencies in manufacturing execution, sourcing and innovative engineering leadership to assure strong value creation. Organically, our focus is on profitably growing and diversifying our operations through leveraging our existing assets, capabilities, and technology into higher margin products and markets and thereby providing value-added customer solutions.
Throughout 2020 we demonstrated our commitment to be responsible stewards of the business by maintaining a balanced approach to capital allocation. Even with the impacts and uncertainty caused by the COVID-19 pandemic, our operational performance, healthy backlog and industry outlook, and financial position provided us the opportunity to take specific actions as part of the ongoing commitment to prudently manage the overall financial risks of the Company, returning capital to our shareholders and deleveraging our balance sheet. These actions included repurchasing $17.6 million of common stock under the share repurchase program approved by our Board of Directors and paying dividends of $17.3 million. In addition, as further described below, during the third quarter of 2020 we used the proceeds from the closure of our $150.0 million New Term Loan Credit Agreement to pay off the $135.2 million outstanding balance on the Old Term Loan Credit Agreement. We used the remaining proceeds to pay related issuance costs and expenses as well as repay $10.0 million against our Senior Notes, which are now our nearest maturity of outstanding debt, due October 2025. We also made a voluntary prepayment of $11.2 million under our New Term Loan Credit Agreement during the fourth quarter of 2020. Collectively, these actions demonstrate our confidence in the financial outlook of the Company and our ability to generate cash flow, both near and long term, and reinforce our overall commitment to deliver shareholder value while maintaining the flexibility to continue to execute our strategic plan for profitable growth and diversification.
In addition to overall industry risks, there are downside risks relating to issues with both the domestic and global economies, including the housing, energy and construction-related markets in the U.S. Other potential risks as we proceed into 2021 primarily relate to our ability to effectively manage our manufacturing operations as well as the cost and supply of raw materials, commodities and components. Significant increases in the cost of certain commodities, raw materials or components have had, and may continue to have, an adverse effect on our results of operations. As has been our practice, we will endeavor to pass raw material and component price increases to our customers in addition to continuing our cost management and hedging activities in an effort to minimize the risk that changes in material costs could have on our operating results. In addition, we rely on a limited number of suppliers for certain key components and raw materials in the manufacturing of our products, including tires, landing gear, axles, suspensions, aluminum extrusions, chassis and specialty steel coil. At the current and expected demand levels, there may be shortages of supplies of raw materials or components which would have an adverse impact on our ability to meet demand for our products. Despite these risks, we believe we are well positioned to capitalize on the expected strong overall demand levels while maintaining or growing margins through improvements in product pricing as well as productivity and other operational excellence initiatives.
Operating Performance
We measure our operating performance in five key areas – Safety/Morale, Quality, Delivery, Cost Reduction, and Environment. We maintain a continuous improvement mindset in each of these key performance areas.
Safety/Morale. The safety of our employees is our number one value and highest priority. We continually focus on reducing the severity and frequency of workplace injuries to create a safe environment for our employees and minimize workers compensation costs. We believe that our improved environmental, health and safety management translates into higher labor productivity and lower costs as a result of less time away from work and improved system management. See the “Human Capital Resources and Management” section in Part I, Item 1, "Business" of this Annual Report on Form 10-K for additional detail on our commitment to safety and human capital.
Quality. We monitor product quality on a continual basis through a number of means for both internal and external performance as follows:
▪Internal performance.  Key process indicators for our quality measurement include both First Time Quality (“FTQ”) and Defects Per Unit (“DPU”). FTQ is a performance metric that measures the impact of all aspects of the business on our ability to ship our products at the end of the production process and DPU is a measurement of defects found at the end of the production process. As with previous years, the expectations of the highest quality product continue to increase while maintaining Process Yield performance and reducing rework. In addition, we currently maintain ISO 9001 registrations at our Lafayette, Indiana, Cadiz, Kentucky, and Huddersfield, England facilities.
▪External performance.  We actively track our warranty claims and costs to identify and drive improvement opportunities in quality and reliability. Early life cycle warranty claims for our van trailers are trended for performance monitoring. Using a unit-based warranty reporting process to track performance and document failure rates, early life cycle warranty units per 100 trailers shipped averaged approximately 2.0, 2.4, and 2.5 units in 2020, 2019 and 2018, respectively. Continued low claim rates have been driven by our successful execution of continuous improvement programs centered on process variation reduction and responding to the input from our customers. We expect that these activities will continue to drive down our total warranty cost profile.
Delivery/Productivity. We measure productivity on many fronts. Some key indicators include production line throughput, labor hours per trailer or truck body, labor cost as a percentage of revenue, scrap rates, and inventory levels. Improvements over the last several years in these areas have translated into significant improvements in our ability to better manage inventory flow, control costs, and analyze material and contribution margins.
▪We remain focused on the availability of labor and any potential challenges as we enter 2021 and look to increase our operational capacity. We successfully hired approximately 600 new employees across our business during the fourth quarter of 2020, which equated to increasing our workforce by approximately 15%. We expect to continue to add additional labor during the first half of 2021 to support our operations and production.

▪During the past several years, we have focused on productivity enhancements within manufacturing assembly and sub-assembly areas through developing the capability for mixed model production. These efforts have resulted in improvements in our Lafayette, Indiana, Goshen, Indiana, and Cadiz, Kentucky facilities.
▪Through deployment of the Wabash Management System (“WMS”), all of our business reporting segments have focused on increasing velocity at all our manufacturing locations. We have engaged in extensive lean training and over the last couple years have deployed purposeful capital to accelerate our productivity initiatives.
▪Our manufacturing leadership teams have developed competencies to isolate process constraints, and then address those constraints through multiple avenues that drive additional throughput and cost reductions.
Cost Reduction and our Operating System. The WMS allows us to develop and scale high standards of excellence across the organization. We believe in our One Wabash approach and standardized processes to drive and monitor performance inside our manufacturing facilities. Continuous improvement is a fundamental component of our operational excellence focus. Our focus on leveraging One Wabash and the WMS mindset across the Company, for example, has allowed us to make strides in all areas of manufacturing including safety, quality, on-time delivery, cost reduction, employee morale, and environment. While we implemented cost containment measures during 2020 in response to the COVID-19 pandemic, we maintained focus on continuous improvement. We made adjustments throughout our processes to align variable and fixed costs with capacity. In addition, while our cost containment efforts re-prioritized capital expenditures for 2020, we continued to invest capital in our processes to reduce variable cost, lowered inherent safety risk in our processes, improved overall consistency in our manufacturing processes, and maintained our assets to capitalize on any economic and/or industry upswings. Finally, we took actions to align our business portfolio with our broader strategic plan.
Environment. We have been on a sustainability journey since the company’s inception. Uniquely incentivized to improve product designs by utilizing new composite materials to reduce the weight and improve the durability of our products, Wabash National is a leader in creating value for customers by facilitating improved fuel efficiency and ensuring the quality and longevity of our equipment. We commit to our employees, customers and shareholders to manage all of our business activities in a responsible manner with respect for the environment through pollution prevention and with our highest priority being the health and safety of our employees. Energy conservation efforts are another critical part of our commitment to continuous improvement and environmental stewardship. We require energy conservation efforts across all of our facilities. This policy includes improving operational efficiency as well as upgrading to energy-conserving equipment where possible.
We demonstrate our commitment to sustainability by maintaining ISO 14001 registration of our Environmental Management System at our Lafayette, Indiana; Cadiz, Kentucky; San José Iturbide, Mexico; and Harrison, Arkansas locations. In 2005, our Lafayette, Indiana facility was one of the first trailer manufacturing operations in the world to be ISO 14001 registered. Being ISO 14001 registered requires us to demonstrate quantifiable and third-party verified environmental improvements. In addition, our San José Iturbide, Mexico facility was recognized with Clean Industry certification from Mexico’s Federal Agency of Environmental Protection for adhering to environmental care in its manufacturing processes. During 2019, our recycling programs and use of recycled materials saved 141,000 cubic yards of landfill space, 152,000,000 kilowatt-hours of electricity, 73,000 metric tons of greenhouse gas emissions, and 23,000 mature trees.
In 2009, our land use efforts began with a partnership between Wabash National, the Indiana Wildlife Federation (IWF) and the U.S. Fish & Wildlife Service. Together, we worked to restore 40 acres attached to our facility in Lafayette, Indiana, back to its native state with prairie grasses and wildflowers to encourage a sustainable approach to industrial land use. Our project provided a natural wildlife habitat and measurably reduced our environmental impact. In 2012, the IWF recognized Wabash National with its Wildlife Friendly Certification. Today, we continue to build momentum to improve and expand Wabash National’s land use efforts at all of our locations.
Our 2019 Sustainability Report is available on our website (ir.wabashnational.com) and references the ongoing environmental, social, and governance (ESG) initiatives that demonstrate our commitment to sustainability and social responsibility. The content on any website referred to in this Annual Report on Form 10-K is not incorporated by reference into this Annual Report on Form 10-K unless expressly noted.

Industry Trends
Trucking in the U.S., according to the American Trucking Association (“ATA”), was estimated to be a $791.7 billion industry in 2019, representing approximately 80% of the total U.S. transportation industry revenue. This represents a slight decrease of 0.6% from ATA’s 2018 estimate. Furthermore, ATA estimates that approximately 72.5% of all domestic freight tonnage in 2019 was carried by trucks, and 304.9 billion miles were traveled by registered trucks in 2018. Trailer demand is a direct function of the amount of freight to be transported. To monitor the state of the industry, we evaluate a number of indicators related to trailer manufacturing and the transportation industry. Recent trends we have observed include the following:
Transportation / Trailer Cycle. The trailer industry generally follows the transportation industry cycles. Data related to new trailer shipments over the last eight years is shown below.

	2012	2013	2014	2015	2016	2017	2018	2019	2020
New Trailer Shipments	232,000	234,000	269,000	308,000	286,000	290,000	323,000	328,000	206,000
Year-Over-Year Change (%)	14%	1%	15%	14%	(7)%	1%	11%	2%	(37)%
As reported in our Annual Report on Form 10-K for the year ended December 31, 2019, ACT estimated decreased 2020 production of approximately 239,000 trailers due to softened demand. This softened demand for 2020 was worsened and magnified by the uncertainty and economic impact caused by the COVID-19 pandemic. ACT’s current estimate for 2020 production is approximately 202,000 trailers, a 15% decrease from the expected 2020 production levels at the end of 2019. As we enter 2021 with continued uncertainty from the COVID-19 pandemic, ACT is estimating recovery in 2021 to more historically consistent production levels within the trailer industry of approximately 275,000 trailers. This represents an increase of approximately 36% from 2020. In addition, ACT is forecasting annual new trailer production levels for the four year period ending 2025 of approximately 305,000, 277,000, 284,000, and 289,000, respectively. We believe that estimated production will remain above replacement demand for 2021.
New Trailer Orders. According to ACT, total orders in 2020 were approximately 289,000 trailers, a 41% increase from 206,000 trailers ordered in 2019. Total orders for the dry van segment, the largest within the trailer industry, were approximately 199,000, an increase of 74% from 2019. These increases are generally consistent with our expectations due to the softened order season in 2019 for 2020, along with some recovery expected in 2021 from 2020’s suppressed levels.
Transportation Regulations and Legislation. There are several different areas within both federal and state government regulations and legislation that are expected to have an impact on trailer demand, including:
▪The U.S. Environmental Protection Agency (“EPA”) and National Highway Traffic Safety Administration (“NHTSA”) proposed new greenhouse gas regulations in July 2015, in an effort to reduce fuel consumption and production of carbon dioxide of heavy duty commercial vehicles. Following a comment period, the final rule was released in August 2016. The regulations are presently under review processes in Congress, within the EPA, and NHTSA that will ultimately determine whether this rule actually goes into effect. The Phase 2 greenhouse gas trailer (“GHG2”) rules were initially set to require compliance starting in January 2018. The Truck Trailer Manufacturers Association (“TTMA”) filed a petition in the U.S. Court of Appeals seeking review of the rule as it relates to the authority of the agencies to regulate trailers under the Clean Air Act. In addition, TTMA also filed for a Stay to suspend enforcement of the rule, to allow time for the EPA and NHTSA to reconsider the trailer provisions in the rule. In October 2017, the Court of Appeals granted the motion for Stay of the GHG2 rule as it applies to trailers. Ultimately, while compliance is on hold, the final impact on the trailer industry will not be known until there is a final ruling on the TTMA lawsuit. The rule itself focuses mainly on van trailers, and is divided into four increasingly stringent greenhouse gas reduction standards. The rule requires fuel saving technologies on van trailers, such as trailer side skirts, low rolling resistance tires, and automatic tire inflation systems. For tank trailers and flatbed trailers, the rule will require low rolling resistant tires and automotive tire inflation systems. More stringent van trailer standards would come into play in model years 2021, 2024 and 2027 – requiring more advanced fuel efficiency technologies, such as rear boat tails and higher percentage improvement side skirts and tires. In addition to increasing the cost of a trailer, these regulations may also lead to a higher demand for various aerodynamic device products.
▪In December 2017, the California Air Resource Board (“CARB”) unveiled its own proposal for new greenhouse gas standards for medium- and heavy-duty trucks and trailers that operate in California. The CARB rules are similar to the EPA’s current GHG2 standards for vehicles, but CARB made additions to counter pending EPA challenges to repeal rules pertaining to trailers. On September 27, 2018, CARB approved for adoption the California Phase 2 GHG regulation. That regulation largely aligns California’s GHG emission standards and test procedures with the federal Phase 2 GHG emission standards and test procedures and provides nationwide consistency for engine and vehicle manufacturers, which will require trailers be equipped with the fuel savings technologies outlined in the EPA GHG2 rules.

On December 3, 2019, CARB issued an official advisory notifying trailer manufacturers that CARB will be suspending enforcement of GHG2 trailer requirements until January 1, 2022. Additionally, CARB continues to process and approve voluntary applications during the suspension period and will provide at least a 6-month written notice prior to commencement of enforcing GHG2. We will continue preparations to become compliant if/when official notice has been received for commencement of the regulation.
▪On September 2, 2020, the Truck Trailer Manufacturers Association (“TTMA”) notified its members, including Wabash National, that it had filed a motion in the United States Court of Appeals for the District of Columbia Circuit (the “Court”) asking for a Stay to the NHTSA GHG2 rules, which reflect the federal Phase 2 greenhouse gas emission standards. The hearing occurred on September 15, 2020, as scheduled, and on September 29, 2020, the ruling to Stay was granted by the Court. The Stay relates specifically to fuel economy regulations for truck trailers pending further order of the court. Therefore, Wabash National and our customers are not required to take any action concerning any new specification-driven regulatory requirements in 2021.
Other Developments. Other developments and potential impacts on the industry include:
▪While we believe the need for trailer equipment will be positively impacted by the legislative and regulatory changes addressed above, these demand drivers could be offset by factors that contribute to the increased concentration and density of loads.
▪Trucking company profitability, which can be influenced by factors such as fuel prices, freight tonnage volumes, and government regulations, is highly correlated with the overall economy of the U.S.; carrier profitability significantly impacts demand for, and the financial ability to, purchase new trailers.
▪We expect that the majority of freight in our industry will continue to be moved by truck and, according to ATA, even with the impact of the COVID-19 pandemic, freight volumes will grow around 36% over the next 11 years while total freight transportation revenue is expected to increase 45.7% by 2031.

Results of Operations
The following table sets forth certain operating data as a percentage of net sales for the periods indicated:

	Years Ended December 31,
	2020	2019	2018
Net sales	100.0%	100.0%	100.0%
Cost of sales	89.2%	86.8%	87.5%
Gross profit	10.8%	13.2%	12.5%

General and administrative expenses	6.3%	4.7%	4.2%
Selling expenses	1.7%	1.5%	1.5%
Amortization of intangibles	1.5%	0.9%	0.8%
Impairment and other, net	7.1%	—%	1.1%
(Loss) income from operations	(5.8)%	6.2%	4.9%

Interest expense	(1.6)%	(1.2)%	(1.3)%
Other, net	—%	0.1%	0.6%
(Loss) income before income taxes	(7.4)%	5.1%	4.2%

Income tax (benefit) expense	(0.8)%	1.2%	1.1%
Net (loss) income	(6.6)%	3.9%	3.1%

2020 Compared to 2019
Net Sales
Net sales in 2020 decreased $837.2 million, or 36.1%, compared to 2019. By business segment, net sales prior to intersegment eliminations and related trailer units sold were as follows (dollars in thousands):

	Year Ended December 31,		Change
	2020	2019	Amount	%
	(prior to elimination of intersegment sales)
Sales by Segment
Commercial Trailer Products	$992,776	$1,521,541	$(528,765)	(34.8%)
Diversified Products	294,134	384,516	(90,382)	(23.5%)
Final Mile Products	218,398	441,910	(223,512)	(50.6)%
Eliminations	(23,419)	(28,831)
Total	$1,481,889	$2,319,136	$(837,247)	(36.1)%

New Trailers	(units)
Commercial Trailer Products	34,585	54,650	(20,065)	(36.7%)
Diversified Products	2,050	2,850	(800)	(28.1)%
Total	36,635	57,500	(20,865)	(36.3%)

Used Trailers	(units)
Commercial Trailer Products	475	75	400	533.3%
Diversified Products	125	75	50	66.7%
Total	600	150	450	300.0%

Commercial Trailer Products segment sales, prior to the elimination of intersegment sales, were $992.8 million in 2020, a decrease of $528.8 million, or 34.8%, compared to 2019. The decrease in sales was primarily due to a 36.7% decrease in new trailer shipments as 34,585 trailers were shipped in 2020 compared to 54,650 trailer shipments in 2019. This decrease in new trailer shipments compared to the prior year period resulted in a $522.7 million decrease in new trailer revenue. The overall decrease in sales and shipments is partially attributable to the ongoing impacts of COVID-19, which reduced demand for our products. Despite these headwinds, revenue per new trailer unit increased approximately 1.7% compared to prior year period. Used trailer sales increased $3.4 million compared to 2019 primarily due to a 400 unit increase in used trailer sales. Parts and service sales in 2020 decreased $3.4 million, or 8.5%, compared to 2019.
Diversified Products segment sales, prior to the elimination of intersegment sales, were $294.1 million in 2020, a decrease of $90.4 million, or 23.5%, compared to 2019. New trailer sales decreased $52.2 million, or 26.3%, due to a 28.1% decrease in new trailer shipments as approximately 2,050 trailers were shipped in 2020 compared to 2,850 trailers shipped in 2019. While revenue per new trailer unit increased approximately 2.9% comparatively, the decrease in new trailer shipments compared to the prior year period resulted in a $52.2 million decrease in new trailer revenue. Equipment and other sales decreased $15.7 million, or 22.0%, compared to the prior year period. Sales of our components, parts and service product offerings in 2020 decreased $25.0 million, or 22.1%, compared to 2019. The overall decreases in sales in this market segment are in part due to the ongoing impacts of COVID-19, which caused reduced demand for our products.
Final Mile Products segment sales, prior to the eliminations of intersegment sales, were $218.4 million in 2020 compared to $441.9 million in 2019, a 50.6% decrease. Decreased truck body unit shipments of 48.0% drove a $215.6 million decrease in new truck body sales compared to the prior year period. Sales of our parts and service product offerings in this segment decreased $7.9 million, 33.8%, compared to prior year. The overall decrease in net sales compared to the prior year period is attributable to softer demand in this market segment and decreased chassis availability from suppliers, both of which were worsened by the impacts of the ongoing COVID-19 pandemic.
Cost of Sales
Cost of sales was $1.3 billion in 2020, a decrease of $690.6 million, or 34.3%, compared to 2019. Cost of sales is comprised of material costs, a variable expense, and other manufacturing costs, comprised of both fixed and variable expenses, including direct and indirect labor, outbound freight, and overhead expenses.
Commercial Trailer Products segment cost of sales was $891.2 million in 2020, a decrease of $453.1 million, or 33.7%, compared to 2019. The decrease was primarily driven by an overall decrease in manufacturing costs as a result of lower sales volumes, including a $362.7 million decrease in materials costs and a $90.4 million decrease in other manufacturing costs. The lower sales volumes were due in part to the ongoing COVID-19 pandemic.
Diversified Products segment cost of sales, prior to the elimination of intersegment sales, was $241.2 million in 2020, a decrease of $68.7 million, or 22.2%, compared to 2019. Driven by lower sales volumes partially attributable to the ongoing impacts of the COVID-19 pandemic, the decrease in cost of sales from the prior year period was primarily due to a decrease in materials costs of $46.7 million and a decrease in other manufacturing costs totaling $22.0 million.
Final Mile Products segment cost of sales was $207.4 million in 2020 compared to $384.1 million in 2019, a decrease of $176.7 million or 46.0%. The decrease was driven by a $125.9 million decrease in materials costs and a $50.8 million decrease in other manufacturing costs related to decreased sales volumes; however, the decrease in cost of sales was not proportionate to the decrease in sales volumes. The lower sales volumes were due in part to the ongoing COVID-19 pandemic.
Gross Profit
Gross profit was $159.8 million in 2020, a decrease of $146.6 million, or 47.9% from 2019. Gross profit as a percentage of sales, or gross margin, was 10.8% in 2020 as compared to 13.2% in 2019. Gross profit by segment was as follows (in thousands):

	Year Ended December 31,		Change
	2020	2019	$	%
Gross Profit by Segment
Commercial Trailer Products	$101,556	$177,190	$(75,634)	(42.7)%
Diversified Products	52,933	74,588	(21,655)	(29.0)%
Final Mile Products	10,973	57,815	(46,842)	(81.0)%
Corporate and Eliminations	(5,708)	(3,211)	(2,497)
Total	$159,754	$306,382	$(146,628)	(47.9)%

Commercial Trailer Products segment gross profit was $101.6 million in 2020 compared to $177.2 million in 2019, a decrease of $75.6 million. Gross profit, as a percentage of net sales prior to the elimination of intersegment sales, was 10.2% in 2020 as compared to 11.6% in 2019, a decrease of 140 basis points. We made purposeful efforts to mitigate lower sales volumes due to the ongoing COVID-19 pandemic by decreasing our fixed costs, including Company-wide furloughs, headcount reductions, and other cost containment measures. These actions include both temporary and permanent measures. While we made these purposeful efforts to contain costs, the decreases in gross profit and gross profit as a percentage of net sales decreased mostly due to weaker volume leverage over fixed costs.
Diversified Products segment gross profit was $52.9 million in 2020 compared to $74.6 million in 2019. Gross profit, as a percentage of net sales prior to the elimination of intersegment sales, was 18.0% in 2020 compared to 19.4% in 2019, a decrease of 140 basis points. While fixed costs decreased between periods as a result of our cost containment initiatives in response to COVID-19 impacts (which include both temporary and permanent measures), the decreases in gross profit and gross profit as a percentage of net sales compared to the prior year period were primarily driven by weaker volume leverage over fixed costs.
Final Mile Products segment gross profit was $11.0 million in 2020 compared to $57.8 million in 2019. Gross profit, as a percentage of sales, was 5.0% in 2020, compared to 13.1% in 2019. While fixed costs decreased between periods as a result of our cost containment initiatives in response to COVID-19 impacts (which include both temporary and permanent measures), the decreases in gross profit and gross profit as a percentage of net sales were primarily attributable to weaker volume leverage over fixed costs as well as supply chain disruption related to chassis availability from our suppliers which was due in part to the COVID-19 pandemic.
General and Administrative Expenses
General and administrative expenses were $92.7 million in 2020, a decrease of $15.5 million, or 14.3%, compared to 2019. The decrease from the prior year period was largely due to a decrease of approximately $14.5 million in employee-related costs, including benefits and incentive programs, partially offset by an increase in severance-related expense. Additional decreases were attributable to lower professional service expenses, advertising and promotion, and travel-related costs totaling approximately $2.6 million. Partially offsetting these decreases were fees and expenses incurred in closing on the New Term Loan Credit Agreement during the third quarter of 2020 of approximately $1.2 million. The overall decrease in general and administrative expenses was due in part to the impacts of the ongoing COVID-19 pandemic and our implementation of cost containment measures. General and administrative expenses, as a percentage of net sales, were 6.3% in 2020 compared to 4.7% in 2019.
Selling Expenses
Selling expenses were $25.1 million in 2020, a decrease of $9.8 million, or 28.0%, compared to 2019. The decrease was due to a decrease of approximately $6.0 million in employee-related costs, including benefits and incentive programs, and a decrease in travel-related costs and advertising and promotion expense of approximately $3.3 million. Consistent with general and administrative expenses, these overall decreases in selling expenses were due in part to the impacts of the ongoing COVID-19 pandemic and our implementation of cost containment measures. As a percentage of net sales, selling expenses were 1.7% in 2020 compared to 1.5% in 2019.
Amortization of Intangibles
Amortization of intangibles was $22.0 million in 2020 compared to $20.5 million in 2019. Amortization of intangibles for both periods primarily includes amortization expense recognized for intangible assets recorded from the acquisition of Walker in May 2012, certain assets acquired from Beall® in February 2013, and Supreme in September 2017. The increase during 2020 compared to 2019 is primarily attributable to the graded amortization for the Supreme customer relationships intangibles, which was based off of an undiscounted cash flow analysis.
Impairment and Other, Net
Impairment and other, net of $105.6 million during 2020 was primarily the result of impairment charges related to goodwill within the Final Mile Products and Diversified Products segments totaling $106.7 million during the first quarter of 2020. These impairment charges were partially offset by the net gain on sale of property, plant, and equipment assets. In addition, during the fourth quarter of 2020 we closed on the divestiture of the Beall® brand of tank trailers and recognized a loss on sale. There were no impairment charges or significant sales during 2019.
Other Income (Expense)
Interest expense in 2020 totaled $24.2 million compared to $27.3 million in 2019. Interest expense relates to interest and non-cash accretion charges on the New Term Loan Credit Agreement, Old Term Loan Credit Agreement, Senior Notes, and Revolving Credit Agreement. The decrease from the previous year is primarily due to our voluntary prepayments totaling approximately $50.0 million against our Old Term Loan Credit Agreement throughout 2019 and the significant decrease in LIBOR between periods.
Other, net for 2020 represented income of $0.6 million as compared to income of $2.3 million for 2019. Income for the current year period is primarily related to interest income, partially offset by debt extinguishment charges totaling $0.4 million related to the payoff of the Old Term Loan Credit Agreement and $10.0 million repayment on our Senior Notes during the third quarter, as well as the $11.2 million prepayment on the New Term Loan Credit Agreement during the fourth quarter. Income for the prior year period is primarily related to interest income.
Income Taxes
We recognized an income tax benefit of $11.8 million in 2020 compared to income tax expense of $28.2 million in 2019. The effective tax rate for 2020 was 10.8% compared to 23.9% for 2019. Certain provisions of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) had a significant impact on the effective tax rate, income tax payable, and deferred income tax positions of the Company for 2020. The effective tax rate for 2020 differs from the U.S. Federal statutory rate of 21% primarily due to the impact of state and local taxes, impairment of non-deductible goodwill, provisions related to the CARES Act, and discrete items incurred related to stock-based compensation. For 2019, the effective tax rate differs from the US Federal statutory rate of 21% primarily due to the impact of state and local taxes and research and development credits. Refunds received for income taxes in 2020 were $4.7 million compared to cash paid for taxes during 2019 of $20.4 million.
Liquidity and Capital Resources
Capital Structure
Our capital structure is comprised of a mix of debt and equity. As of December 31, 2020, our debt to equity ratio was approximately 1.1:1.0. Our long-term objective is to generate operating cash flows sufficient to support the growth within our businesses and increase shareholder value. This objective will be achieved through a balanced capital allocation strategy of sustaining strong liquidity, maintaining healthy leverage ratios, investing in the business, both organically and strategically, and returning capital to our shareholders.
Throughout 2020, and in keeping to this balanced approach, we repurchased $17.6 million of common stock under the share repurchase program approved by our Board of Directors and paid dividends of $17.3 million. In addition, as further described below, during the third quarter of 2020 we used the proceeds from the closure of our $150.0 million New Term Loan Credit Agreement to pay off the $135.2 million outstanding balance on the Old Term Loan Credit Agreement. We used the remaining proceeds to pay related issuance costs and expenses as well as repay $10.0 million against our Senior Notes, which are now our nearest maturity of outstanding debt, due October 2025. We also made a voluntary prepayment of $11.2 million under our New Term Loan Credit Agreement during the fourth quarter of 2020.
Despite the uncertainty caused by the ongoing COVID-19 pandemic, we believe we are well-positioned from a liquidity perspective as we have prepared for an eventual downturn in our industry over the last two years. Our liquidity position, defined as cash on hand and available borrowing capacity on the Revolving Credit Facility, amounted to $384.0 million as of December 31, 2020 and $308.1 million as of December 31, 2019, an increase of 25%. In addition, as noted above our nearest debt maturity is not until October 2025. While the severity and duration of the impacts of COVID-19 remain unknown, for 2021 we expect to continue our commitment to fund our working capital requirements and capital expenditures, including maintaining our assets to capitalize on any economic and/or industry upswings, while also responsibly returning capital to our shareholders. We will continue to move rapidly to adjust to the current environment to contain cost and preserve the strength of our balance sheet, while prioritizing the safety of our employees and ensuring the liquidity and financial well-being of the Company.
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
The Senior Notes will mature on October 1, 2025. At any time prior to October 1, 2020, we could have redeemed some or all of the Senior Notes for cash at a redemption price equal to 100% of the aggregate principal amount of the Senior Notes being redeemed plus an applicable make-whole premium set forth in the indenture for the Senior Notes and accrued and unpaid interest to, but not including, the redemption date. Prior to October 1, 2020, we could have redeemed up to 40% of the Senior Notes at a redemption price of 105.50% of the principal amount, plus accrued and unpaid interest to, but not including, the redemption date, with the proceeds of certain equity offerings so long as if, after any such redemption occurs, at least 60% of the aggregate principal amount of the Senior Notes remained outstanding. On and after October 1, 2020, we may redeem some or all of the Senior Notes at redemption prices (expressed as percentages of principal amount) equal to 102.750% for the twelve-month period beginning on October 1, 2020, 101.375% for the twelve-month period beginning October 1, 2021 and 100.000% beginning on October 1, 2022, plus accrued and unpaid interest to, but not including, the redemption date. Upon the occurrence of a Change of Control (as defined in the indenture for the Senior Notes), unless we have exercised our optional redemption right in respect of the Senior Notes, the holders of the Senior Notes have the right to require us to repurchase all or a portion of the Senior Notes at a price equal to 101% of the aggregate principal amount of the Senior Notes, plus any accrued and unpaid interest to, but not including, the date of repurchase.
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
The indenture for the Senior Notes restricts our ability and the ability of certain of our subsidiaries to: (i)incur additional indebtedness; (ii) pay dividends or make other distributions in respect of, or repurchase or redeem, our capital stock or with respect to any other interest or participation in, or measured by, our profits; (iii) make loans and certain investments; (iv) sell assets; (v) create or incur liens; (vi) enter into transactions with affiliates; and (vii) consolidate, merge or sell all or substantially all of our assets. These covenants are subject to a number of important exceptions and qualifications. During any time when the Senior Notes are rated investment grade by Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Services and no event of default has occurred or is continuing, many of such covenants will be suspended and we and our subsidiaries will not be subject to such covenants during such period.
The indenture for the Senior Notes contains customary events of default, including payment defaults, breaches of covenants, failure to pay certain judgments and certain events of bankruptcy, insolvency and reorganization. If an event of default occurs and is continuing, the principal amount of the Senior Notes, plus accrued and unpaid interest, if any, may be declared immediately due and payable. These amounts automatically become due and payable if an event of default relating to certain events of bankruptcy, insolvency or reorganization occurs. As of December 31, 2020, we were in compliance with all covenants, and while the duration and severity of the ongoing COVID-19 pandemic remain unknown at this time, we do not anticipate that the pandemic will impact our ability to remain in compliance with these covenants.
Contractual coupon interest expense and accretion of discount and fees for the Senior Notes for the years ended December 31, 2020, 2019 and 2018, was $18.6 million, $18.5 million and $18.5 million, respectively and is included in Interest expense on our Consolidated Statements of Operations.
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
On September 28, 2020, we entered into the First Amendment to Second Amended and Restated Credit Agreement (together with the Second Amended and Restated Credit Agreement, the “Revolving Credit Agreement” or “Revolving Facility”) among us, certain of our subsidiaries party thereto, the lenders party thereto, and the Revolver Agent. The Amendment primarily made conforming changes to the provisions in the Revolving Credit Agreement to reflect modifications made under the new term loan credit agreement, which is described in more detail below.
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
In connection with the Second Amended and Restated Credit Agreement, we recognized a loss on debt extinguishment of $0.1 million during 2018, which is included in Other, net on our Consolidated Statements of Operations. Our liquidity position, defined as cash on hand and available borrowing capacity on the Revolving Credit Facility, amounted to $384.0 million as of December 31, 2020 and $308.1 million as of December 31, 2019, an increase of 25%.
During the three-month period ended March 31, 2020, we drew $45.0 million under the Revolving Credit Agreement as a precautionary measure in response to the uncertainty caused by the COVID-19 pandemic. During the second quarter of 2020, we repaid the $45.0 million in outstanding borrowings, and for the remainder of 2020 and as of December 31, 2020 and 2019 there were no amounts outstanding under the Revolving Facility. We are in compliance with all covenants as of December 31, 2020, and while the duration and severity of the ongoing COVID-19 pandemic remain unknown at this time, we do not anticipate that the pandemic will impact our ability to remain in compliance with these covenants.
Interest expense under the Revolving Credit Agreement for the year ended December 31, 2020, was approximately $0.2 million. There was no interest expense under the Revolving Credit Agreement for years ended December 31, 2019 and December 31, 2018.
New and Old Term Loan Credit Agreements
On September 28, 2020, we entered into a Term Loan Credit Agreement (the “New Term Loan Credit Agreement”) among us, the lenders from time to time party thereto, and Wells Fargo Bank, National Association, as the administrative agent (the “Term Agent”), providing for a senior secured term loan facility of $150.0 million that was advanced at closing. The New Term Loan Credit Agreement refinanced and replaced that certain Term Loan Credit Agreement, dated as of May 8, 2012 (as amended, restated, supplemented, or otherwise modified from time to time, the “Old Term Loan Credit Agreement”), among us, the lenders party thereto and Morgan Stanley Senior Funding, Inc., as the administrative agent.

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
The New Term Loan Credit Agreement contains customary covenants limiting our ability and our subsidiaries to, among other things, pay cash dividends, incur debt or liens, redeem or repurchase stock, enter into transactions with affiliates, merge, dissolve, pay off subordinated indebtedness, make investments and dispose of assets. As of December 31, 2020, we were in compliance with all covenants, and while the duration and severity of the ongoing COVID-19 pandemic remain unknown at this time, we do not anticipate that the pandemic will impact our ability to remain in compliance with these covenants.
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
We used the net proceeds of $148.5 million from the New Term Loan Credit Agreement to pay off the outstanding principal under the Old Term Loan Credit Agreement of $135.2 million, repay a portion of its outstanding Senior Notes, and pay related fees and expenses. In connection with the pay off of the Old Term Loan Credit Agreement (specifically for those lenders that did not participate in the New Term Loan Credit Agreement) and partial repayment of the outstanding Senior Notes, we recognized a loss on debt extinguishment totaling approximately $0.2 million, which is included in Other, net in the Consolidated Statements of Operations.
As further described in Note 20, during the fourth quarter of 2020 we sold our Beall® brand of tank trailers and associated assets. The net proceeds of approximately $11.2 million from the sale were used to pay down outstanding principal under the New Term Loan Credit Agreement. In connection with the pay down we recognized a loss on debt extinguishment totaling approximately $0.2 million. The required quarterly principal payments through maturity under the New Term Loan Credit Agreement were satisfied in full with this prepayment.
For the years ended December 31, 2020, 2019, and 2018, under the New and Old Term Loan Credit Agreements we paid interest of $4.8 million, $7.8 million, and $8.0 million, respectively. For the years ended December 31, 2019 and 2018 we paid principal of $50.5 million, and $1.9 million, respectively. During 2020, 2019, and 2018, we recognized losses on debt extinguishment totaling approximately $0.4 million, $0.2 million, and $0.3 million, respectively, in connection with the New Term Loan Credit Agreement activity described above and prepayment of principal. The losses on debt extinguishment are included in Other, net on our Consolidated Statements of Operations. As of December 31, 2020 and December 31, 2019, we had $138.8 million and $135.2 million outstanding under the New and Old Term Loan Credit Agreements, respectively, of which none was classified as current on our Consolidated Balance Sheets.
For the years ended December 31, 2020, 2019, and 2018, we incurred charges of $0.2 million in each period for amortization of fees and original issuance discount which is included in Interest expense in the Consolidated Statements of Operations.

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
During 2018, we used $80.2 million in cash, excluding interest, to settle $44.6 million in principal of the Convertible Notes of which none were converted to common shares. The excess of the cash settlement amount over the principal value of the Convertible Notes was accounted for as a reacquisition of equity, resulting in a $35.5 million reduction to additional paid-in capital during 2018. For the year ended December 31, 2018, we recognized a loss on debt extinguishment of $0.2 million related to settlements and the retirement of the Convertible Notes, which is included in Other, net on our Consolidated Statements of Operations.
Cash Flow
2020 compared to 2019
Cash provided by operating activities for 2020 totaled $124.1 million, compared to $146.3 million in 2019. The cash provided by operations during the current year was the result of net loss adjusted for various non-cash activities, including depreciation, amortization, net gain on the sale of assets and a business divestiture, deferred taxes, loss on debt extinguishment, stock-based compensation, impairment, accretion of debt discount, and a $57.0 million decrease in our working capital. Changes in key working capital accounts for 2020 and 2019 are summarized below (in thousands):

	2020	2019	Change
Source (use) of cash:
Accounts receivable	$71,436	$8,327	$63,109
Inventories	21,099	(2,510)	23,609
Accounts payable and accrued liabilities	(28,266)	(817)	(27,449)
Net source of cash	$64,269	$5,000	$59,269
Accounts receivable decreased by $71.4 million in 2020 and $8.3 million for 2019. Days sales outstanding, a measure of working capital efficiency that measures the amount of time a receivable is outstanding, was approximately 23 days and 27 days as of December 31, 2020 and 2019, respectively. The decrease in accounts receivable for 2020 was primarily due to lower shipment volume during the current year as well as the timing of customer payments. Inventories decreased in 2020 by $21.1 million compared to an increase in 2019 of $2.5 million. Our inventory turns, a commonly used measure of working capital efficiency that measures how quickly inventory turns per year, was approximately 6 times in 2020 compared to 8 times in 2019. The decrease in inventory for 2020 was primarily attributable to lower finished goods, raw materials, and work in progress inventories due to softer demand during 2020 compared to 2019. Accounts payable and accrued liabilities decreased by $28.3 million in 2020 compared to a decrease of $0.8 million for 2019. Days payable outstanding, a measure of working capital efficiency that measures the amount of time a payable is outstanding, was 26 days in 2020 and 24 days in 2019. The decrease in 2020 compared to 2019 was primarily due to the overall timing of payments and our cost containment measures implemented during 2020.
Investing activities used $3.0 million during 2020 compared to $36.9 million used in 2019. Investing activities for 2020 included capital expenditures of $20.1 million to support maintenance, growth, and improvement initiatives at our facilities partially offset by proceeds from the sale of assets and a business divestiture totaling $17.1 million. Cash used in investing activities in 2019 was primarily related to capital expenditures to support growth and improvement initiatives at our facilities totaling $37.6 million, partially offset by proceeds from the sale of property, plant, and equipment assets of $0.8 million.
Financing activities used $44.0 million during 2020, primarily related to the pay off of the Old Term Loan Credit Agreement and repayments against our Senior Notes totaling $146.4 million, both of which utilized net proceeds from the closure of our New Term Loan Credit Agreement. In addition, during the fourth quarter of 2020 we made a prepayment under the New Term Loan Credit Agreement of $11.2 million. We also repurchased common stock of $18.9 million and paid cash dividends to our shareholders of $17.3 million. Financing activities used $101.6 million during 2019, primarily related to principal payments under the Old Term Loan Credit Agreement totaling $50.5 million, common stock repurchases totaling $33.7 million, and cash dividends paid to our shareholders of $17.8 million.

Despite the uncertainty caused by the ongoing COVID-19 pandemic, we believe we are well-positioned from a liquidity perspective as we have prepared for an eventual downturn in our industry over the last two years. Our liquidity position, defined as cash on hand and available borrowing capacity on the Revolving Credit Facility, amounted to $384.0 million as of December 31, 2020 and $308.1 million as of December 31, 2019, an increase of 25%. In addition, our nearest debt maturity is not until October 2025. While the severity and duration of the impacts of COVID-19 remain unknown, for 2021 we expect to continue our commitment to fund our working capital requirements and capital expenditures, including maintaining our assets to capitalize on any economic and/or industry upswings, while also responsibly returning capital to our shareholders. We will continue to move rapidly to adjust to the current environment to contain cost and preserve the strength of our balance sheet, while prioritizing the safety of our employees and ensuring the liquidity and financial well-being of the Company.
Contractual Obligations and Commercial Commitments
A summary of our contractual obligations and commercial commitments, both on and off balance sheet, as of December 31, 2020 are as follows (in thousands):

	2021	2022	2023	2024	2025	Thereafter	Total
Debt:
Revolving Facility (due 2023)	$—	$—	$—	$—	$—	$—	$—
Senior Notes (due 2025)	—	—	—	—	315,000	—	315,000
New Term Loan Credit Agreement (due 2027)	—	—	—	—	—	138,835	138,835
Interest payments on Revolving Facility, New Term Loan Agreement, and Senior Notes[1]	22,878	22,878	22,878	22,878	18,547	9,718	119,777
Finance Leases (including principal and interest)	361	30	—	—	—	—	391
Total debt	23,239	22,908	22,878	22,878	333,547	148,553	574,003
Other:
Operating Leases	4,569	3,040	2,185	1,085	537	721	12,137
Total Other	4,569	3,040	2,185	1,085	537	721	12,137
Other Commercial Commitments:
Letters of Credit	6,838	—	—	—	—	—	6,838
Raw Material Purchase Commitments	86,923	—	—	—	—	—	86,923
Chassis Agreements and Programs	20,367	—	—	—	—	—	20,367
Total Other Commercial Commitments	114,128	—	—	—	—	—	114,128
Total Obligations	$141,936	$25,948	$25,063	$23,963	$334,084	$149,274	$700,268
1 Future interest payments on variable rate long-term debt are estimated based on the rate in effect as of December 31, 2020.
Borrowings under the Revolving Facility bear interest at a variable rate based on the LIBOR or a base rate determined by the lender’s prime rate plus an applicable margin, as defined in the agreement. Any outstanding borrowings under the Revolving Facility bear interest at a rate, at our election, equal to (i) LIBOR plus a margin ranging from 1.25% to 1.75% or (ii) a base rate plus a margin ranging from 0.25% to 0.75%, in each case depending upon the monthly average excess availability under the Revolving Facility. We are required to pay a monthly unused line fee equal to 0.20% times the average daily unused availability along with other customary fees and expenses of our agent and lenders. As a result of uncertainty caused by the COVID-19 pandemic, we drew $45.0 million under the Revolving Facility during the first quarter of 2020. During the second quarter of 2020, we repaid the $45.0 million in outstanding borrowings, and as of December 31, 2020 we had no amounts outstanding under our Revolving Facility.
Borrowings under the New Term Loan Credit Agreement bear interest at a rate, at our election, equal to (i) LIBOR (subject to a floor of 0.75% per annum) plus a margin of 3.25% per annum or (ii) a base rate plus a margin of 2.25% per annum.
The Senior Notes bear interest at the rate of 5.5% per annum from the date of issuance, payable semi-annually on April 1 and October 1.
Finance leases represent future minimum lease payments including interest. Operating leases represent the total future minimum lease payments for leases that have commenced. As of December 31, 2020, obligations related to operating leases that we have executed but have not yet commenced totaled approximately $1.7 million on a non-discounted basis, which we generally expect to be recognized over the next 10 years.

We have standby letters of credit totaling $6.8 million issued in connection with workers compensation claims and surety bonds.
We have $86.9 million in purchase commitments through December 2021 for various raw material commodities, including aluminum, steel, polyethylene and nickel as well as other raw material components which are within normal production requirements.
We, through our subsidiary Supreme, obtain most vehicle chassis for its specialized vehicle products directly from the chassis manufacturers under converter pool agreements. Chassis are obtained from the manufacturers based on orders from customers, and in some cases, for unallocated orders. The agreements generally state that the manufacturer will provide a supply of chassis to be maintained at the Company’s facilities with the condition that we will store such chassis and will not move, sell, or otherwise dispose of such chassis except under the terms of the agreement. In addition, the manufacturer typically retains the sole authority to authorize commencement of work on the chassis and to make certain other decisions with respect to the chassis including the terms and pricing of sales of the chassis to the manufacturer’s dealers. The manufacturer also does not transfer the certificate of origin to the Company nor permit the Company to sell or transfer the chassis to anyone other than the manufacturer (for ultimate resale to a dealer). Although the Company is party to related finance agreements with manufacturers, the Company has not historically settled, nor expects to in the future settle, any related obligations in cash. Instead, the obligation is settled by the manufacturer upon reassignment of the chassis to an accepted dealer, and the dealer is invoiced for the chassis by the manufacturer. Accordingly, as of December 31, 2020 the Company’s outstanding chassis converter pool with the manufacturer totaled $17.8 million and has included this financing agreement on the Company’s Consolidated Balance Sheets within Prepaid expenses and other and Other accrued liabilities. All other chassis programs through its Supreme subsidiary are handled as consigned inventory belonging to the manufacturer and totaled approximately $2.6 million. Under these agreements, if the chassis is not delivered to a customer within a specified time frame the Company is required to pay a finance or storage charge on the chassis. Additionally, the Company receives finance support funds from manufacturers when the chassis are assigned into the Company’s chassis pool. Typically, chassis are converted and delivered to customers within 90 days of the receipt of the chassis by the Company.
The total amount of gross unrecognized tax benefits for uncertain tax positions, including positions impacting only the timing of tax benefits, was $2.2 million at December 31, 2020. Payment of these obligations would result from settlements with taxing authorities. Due to the difficulty in determining the timing of settlements, these obligations are not included in the table above. We do not expect to make a tax payment related to these obligations within the next year that would significantly impact liquidity.
Significant Accounting Policies and Critical Accounting Estimates
Our significant accounting policies are more fully described in Note 2 to our consolidated financial statements. Certain of our accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on our historical experience, terms of existing contracts, evaluation of trends in the industry, information provided by our customers, and information available from other outside sources, as appropriate.
We consider an accounting estimate to be critical if it requires us to make assumptions about matters that were uncertain at the time we were making the estimate or changes in the estimate or different estimates that we could have selected would have had a material impact on our financial condition or results of operations.
Warranties. We estimate warranty claims based on our historical information and the nature, frequency, and average cost of claims of our various product lines, combined with our current understanding of existing claims, recall campaigns, and discussions with our customers. Actual experience could differ from the amounts estimated requiring adjustments to these liabilities in future periods. Due to the uncertainty and potential volatility of the factors contributing to developing estimates, changes in our assumptions could materially affect our results of operations.
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
Impairment of Long-Lived Assets and Definite-Lived Intangible Assets.  We review, on at least a quarterly basis, the financial performance of each business unit for indicators of impairment. In reviewing for impairment indicators, we also consider events or changes in circumstances such as business prospects, customer retention, market trends, potential product obsolescence, competitive activities, and other economic factors. An impairment loss is recognized when the carrying value of an asset group exceeds the future net undiscounted cash flows expected to be generated by that asset group. The impairment loss recognized is the amount by which the carrying value of the asset group exceeds its fair value.
Goodwill.  We assess goodwill for impairment at the reporting unit level on an annual basis as of October 1st, after the annual planning process is complete. More frequent evaluations may be required if we experience changes in our business climate or as a result of other triggering events that may take place. If the carrying value exceeds fair value, the asset is considered impaired and is reduced to its fair value.
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
The process of evaluating goodwill for impairment is subjective and requires significant judgment at many points during the analysis. If we elect to perform an optional qualitative analysis, we consider many factors including, but not limited to, general economic conditions, industry and market conditions, financial performance and key business drivers, long-term operating plans, and potential changes to significant assumptions used in the most recent fair value analysis for the reporting unit. When performing a quantitative goodwill impairment test, we generally determine fair value using a combination of an income-based approach and a market-based approach. The fair value determination consists primarily of using significant unobservable inputs (Level 3) under the fair value measurement standards. We believe the most critical assumptions and estimates in determining the estimated fair value of our reporting units include, but are not limited to, the amounts and timing of expected future cash flows which is largely dependent on expected EBITDA margins, the discount rate applied to those cash flows, and terminal growth rates. The assumptions used in determining our expected future cash flows consider various factors such as historical operating trends and long-term operating strategies and initiatives. The discount rate used by each reporting unit is based on our assumption of a prudent investor’s required rate of return of assuming the risk of investing in a particular company. The terminal growth rate reflects the sustainable operating income a reporting unit could generate in a perpetual state as a function of revenue growth, inflation, and future margin expectations.
Interim goodwill impairment test
Subsequent to December 31, 2019, our share price and market capitalization declined. In addition, as a result of the ongoing COVID-19 pandemic and related impact on our results of operations, the Company did not perform in-line with expectations. As a result, indicators of impairment were identified and we performed an interim quantitative assessment as of March 31, 2020, utilizing a combination of the income and market approaches, which were weighted evenly. Key assumptions used in the analysis were discount rates of 17.0% and 13.5% for FMP and Tank Trailers, respectively, EBITDA margins, and a terminal growth rate of 3.0%. The results of the quantitative analysis indicated the carrying value of the FMP and Tank Trailers reporting units exceeded their respective fair values and, accordingly, goodwill impairment charges of $95.8 million and $11.0 million, respectively, were recorded during the first quarter of 2020. The goodwill impairment charges, which are based on Level 3 fair value measurements, are included in Impairment and other, net in the Consolidated Statements of Operations.
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

Annual goodwill impairment test
As of December 31, 2020, goodwill allocated to our CTP, DPG, and FMP segments was approximately $2.6 million, $125.0 million, and $71.9 million, respectively. In connection with our annual goodwill impairment test, we performed a quantitative assessment for each reporting unit as of October 1, 2020 utilizing a combination of the income and market approaches, the results of which we weighted evenly. No impairment was indicated as the fair value of each reporting unit exceeded its respective carrying value. While no impairment charges were required, the results of the quantitative analysis performed as of October 1, 2020 indicated the fair value of the Process Systems and FMP reporting units exceeded their respective carrying values by approximately 15% and 6%, respectively. Key assumptions used in the analysis of each reporting unit were a discount rate, EBITDA margin, and a terminal growth rate. We believe both of these reporting units will generate sufficient future earnings based on the markets in which they participate as well as growth potential in these markets.
Future events and changing market conditions may require a re-evaluation of the assumptions used in the determination of fair value for each reporting unit, including key assumptions used in the expected EBITDA margins and cash flows, as well as other key assumptions with respect to matters out of our control, such as discount rates and market multiple comparables. These future events and changing market conditions could result in an impairment of goodwill.
Goodwill allocation for Beall®
During the fourth quarter of 2020 we sold our Beall® brand of tank trailers and associated assets. Prior to the divestiture Beall® was an operating unit within the Tank Trailers reporting unit. In accordance with the relevant accounting guidance, as part of the sale we allocated $4.7 million of goodwill based upon the relative fair value of the Beall® operating unit compared to the Tank Trailers reporting unit as a whole. This goodwill was included in the carrying value of the disposed assets and the resulting loss recognized in connection with the sale. Subsequent to the divestiture, we performed an impairment assessment for the Tank Trailers reporting unit and concluded the fair value of the reporting unit continued to exceed the carrying value.
Other
Inflation
Inflation impacts prices paid for labor, materials and supplies. Significant increases in the costs of production or certain commodities, raw materials, and components could have an adverse impact on our results of operations. As has been our practice, we will endeavor to offset the impact of inflation through selective price increases, productivity improvements, and hedging activities.
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
Commodity Price Risks
We are exposed to fluctuation in commodity prices through the purchase of various raw materials that are processed from commodities such as aluminum, steel, lumber, nickel, copper, and polyethylene. Given the historical volatility of certain commodity prices, this exposure can significantly impact product costs. We manage some of our commodity price changes by entering into fixed price contracts with our suppliers and through financial derivatives. To the extent that we are unable to offset the increased commodity costs in our product prices, our results would be materially and adversely affected. As of December 31, 2020, we had $86.9 million in raw material purchase commitments through December 2021 for materials that will be used in the production process, as compared to $83.9 million as of December 31, 2019. We typically do not set prices for our products more than 45-90 days in advance of our commodity purchases and can, subject to competitive market conditions, take into account the cost of the commodity in setting our prices for each order. As of December 31, 2020, a hypothetical ten percent change in commodity prices based on our raw material purchase commitments through December 2021 would result in a corresponding change in cost of goods sold over a one-year period of approximately $8.7 million. This sensitivity analysis does not account for the change in the competitive environment indirectly related to the change in commodity prices and the potential managerial action taken in response to these changes.
Interest Rates
As a result of uncertainty caused by the COVID-19 pandemic, we drew $45.0 million under the Revolving Facility during the first quarter of 2020. During the second quarter of 2020, we repaid the $45.0 million in outstanding borrowings, and as of December 31, 2020 we had no floating rate debt outstanding under our Revolving Facility. During the third quarter of 2020, we used the proceeds from the closure of our $150.0 million New Term Loan Credit Agreement to pay off the $135.2 million outstanding balance on the Old Term Loan Credit Agreement. As of December 31, 2020, we had outstanding borrowings under our New Term Loan Credit Agreement totaling $138.8 million that bears interest at a floating rate, subject to a minimum interest rate. Based on any current borrowings under our Revolving Facility and the outstanding indebtedness under our New Term Loan Credit Agreement, a hypothetical 100 basis-point change in the floating interest rate would result in a corresponding change in interest expense over a one-year period of approximately $1.4 million. This sensitivity analysis does not account for the change in the competitive environment indirectly related to the change in interest rates and the potential managerial action taken in response to these changes.
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

ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Wabash National Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Wabash National Corporation (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with US generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 25, 2021 expressed an unqualified opinion thereon.
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

Valuation of Goodwill
Description of the Matter
At December 31, 2020, the Company’s goodwill was $199.6 million. As discussed in Note 2 to the consolidated financial statements, goodwill is tested for impairment at the reporting unit level at least annually or whenever events or changes in circumstances indicate its carrying value may not be recoverable. As a result of the Company not performing consistent with expectations during the first quarter of 2020, partially as a result of impacts to its business and operations due to the COVID-19 pandemic, the Company performed an interim quantitative impairment assessment as of March 31, 2020. The results of the analysis indicated the carrying value of the FMP and Tank Trailers reporting units exceeded their respective fair values and, accordingly, goodwill impairment charges of $95.8 million and $11.0 million, respectively, were recorded during the first quarter of 2020. There were no impairment charges resulting from the Company’s annual impairment tests.

Auditing management’s quantitative goodwill impairment tests was complex and highly judgmental due to the significant estimation required to determine the fair values of the reporting units. In particular, the fair value estimates were sensitive to significant assumptions, such as changes in the discount rate, EBITDA margin, and terminal growth rates, which are affected by expectations about future market or economic conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s goodwill impairment testing process, including controls over management’s review of the significant data and assumptions described above.

To test the estimated fair values of the Company’s reporting units, we performed audit procedures that included, among others, assessing methodologies, testing the significant assumptions discussed above used to develop the prospective financial information and testing the underlying data used by the Company in its analysis. We compared the prospective financial information developed by management to the historical performance of each reporting unit as well as current industry and economic trends, and evaluated the expected impacts of the Company’s operating strategies and initiatives on the significant assumptions. In addition, we tested management’s reconciliation of the fair value of the reporting units to the market capitalization of the Company. We involved our valuation specialists to assist in our evaluation of the methodologies used by the Company, the weighted average cost of capital assumptions and the calculations of each reporting unit’s fair value.

/s/ ERNST & YOUNG LLP

We have served as the Company’s auditor since 2002.
Indianapolis, Indiana
February 25, 2021

WABASH NATIONAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$217,677	$140,516
Accounts receivable, net	101,301	172,737
Inventories	163,750	186,914
Prepaid expenses and other	63,036	41,222
Total current assets	545,764	541,389
Property, plant, and equipment, net	209,676	221,346
Goodwill	199,560	311,026
Intangible assets	166,887	189,898
Other assets	39,583	40,932
Total assets	$1,161,470	$1,304,591
Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$—	$—
Current portion of finance lease obligations	348	327
Accounts payable	104,425	134,821
Other accrued liabilities	130,980	124,230
Total current liabilities	235,753	259,378
Long-term debt	447,979	455,386
Finance lease obligations	30	378
Deferred income taxes	46,777	37,576
Other non-current liabilities	26,052	30,885
Total liabilities	756,591	783,603
Commitments and contingencies
Stockholders' equity:
Common stock, $0.01 par value: 200,000,000 shares authorized; 52,536,482 and 53,473,620 shares outstanding, respectively	755	750
Additional paid-in capital	644,695	638,917
Retained earnings	107,233	221,841
Accumulated other comprehensive income (loss)	7,633	(3,978)
Treasury stock, at cost: 23,004,607 and 21,640,109 common shares, respectively	(355,437)	(336,542)
Total stockholders' equity	404,879	520,988
Total liabilities and stockholders' equity	$1,161,470	$1,304,591

The accompanying notes are an integral part of these Consolidated Statements.

WABASH NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)

	Year Ended December 31,
	2020	2019	2018
Net sales	$1,481,889	$2,319,136	$2,267,278
Cost of sales	1,322,135	2,012,754	1,983,627
Gross profit	159,754	306,382	283,651
General and administrative expenses	92,740	108,274	95,114
Selling expenses	25,080	34,851	33,046
Amortization of intangible assets	21,981	20,471	19,468
Acquisition expenses	—	—	68
Impairment and other, net	105,561	—	24,968
(Loss) income from operations	(85,608)	142,786	110,987
Other income (expense):
Interest expense	(24,194)	(27,340)	(28,759)
Other, net	588	2,285	13,776
Other expense, net	(23,606)	(25,055)	(14,983)
(Loss) income before income tax	(109,214)	117,731	96,004
Income tax (benefit) expense	(11,802)	28,156	26,583
Net (loss) income	$(97,412)	$89,575	$69,421

Net (loss) income per share:
Basic	$(1.84)	$1.64	$1.22
Diluted	$(1.84)	$1.62	$1.19
Weighted average common shares outstanding (in thousands):
Basic	52,945	54,695	56,996
Diluted	52,945	55,290	58,430

Dividends declared per share	$0.320	$0.320	$0.305
The accompanying notes are an integral part of these Consolidated Statements.

WABASH NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Dollars in thousands)

	Year Ended December 31,
	2020	2019	2018
Net (loss) income	$(97,412)	$89,575	$69,421
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment and other	(316)	712	(193)
Unrealized gain (loss) on derivative instruments	11,927	(1,347)	(765)
Total other comprehensive income (loss)	11,611	(635)	(958)
Comprehensive (loss) income	$(85,801)	$88,940	$68,463

The accompanying notes are an integral part of these Consolidated Statements.

WABASH NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Losses	Treasury Stock	Total
	Shares	Amount

Balances at December 31, 2017	57,564,493	$737	$653,435	$98,728	$(2,385)	$(244,452)	$506,063
Net income for the year				69,421			69,421
Foreign currency translation and other					(193)		(193)
Stock-based compensation	404,628	6	10,163				10,169
Stock repurchase	(2,935,978)					(58,383)	(58,383)
Equity component of convertible senior notes repurchase			(35,519)				(35,519)
Common stock dividends				(17,905)			(17,905)
Unrealized loss on derivative instruments, net of tax					(765)		(765)
Common stock issued in connection with:
Stock option exercises	102,645	1	960				961
Balances at December 31, 2018	55,135,788	$744	$629,039	$150,244	$(3,343)	$(302,835)	$473,849
Net income for the year				89,575			89,575
Foreign currency translation					712		712
Stock-based compensation	319,430	5	9,031				9,036
Stock repurchase	(2,072,798)					(33,707)	(33,707)
Common stock dividends				(17,978)			(17,978)
Unrealized loss on derivative instruments, net of tax					(1,347)		(1,347)
Common stock issued in connection with:
Stock option exercises	91,200	1	847				848
Balances at December 31, 2019	53,473,620	$750	$638,917	$221,841	$(3,978)	$(336,542)	$520,988
Net loss for the year				(97,412)			(97,412)
Foreign currency translation					(316)		(316)
Stock-based compensation	212,009	4	4,506				4,510
Stock repurchase	(1,262,459)					(18,895)	(18,895)
Common stock dividends				(17,196)			(17,196)
Unrealized gain on derivative instruments, net of tax					11,927		11,927
Common stock issued in connection with:
Stock option exercises	113,312	1	1,272				1,273
Balances at December 31, 2020	52,536,482	$755	$644,695	$107,233	$7,633	$(355,437)	$404,879

The accompanying notes are an integral part of these Consolidated Statements.

WABASH NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net (loss) income	$(97,412)	$89,575	$69,421
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	25,989	21,886	21,215
Amortization of intangibles	21,981	20,471	19,468
Net (gain) loss on sale of assets and business divestiture	(1,567)	(109)	(10,148)
Loss on debt extinguishment	396	165	280
Deferred income taxes	5,016	3,420	(2,976)
Stock-based compensation	4,509	9,036	10,169
Non-cash interest expense	1,112	1,045	1,745
Impairment	107,114	—	24,968
Accounts receivable	71,436	8,327	(39,539)
Inventories	21,099	(2,510)	(18,713)
Prepaid expenses and other	(2,875)	(3,809)	4,548
Accounts payable and accrued liabilities	(28,266)	(817)	32,653
Other, net	(4,398)	(396)	(620)
Net cash provided by operating activities	124,134	146,284	112,471
Cash flows from investing activities:
Capital expenditures	(20,131)	(37,645)	(34,009)
Proceeds from sale of assets and business divestiture	17,115	785	17,776
Other, net	—	—	3,060
Net cash used in investing activities	(3,016)	(36,860)	(13,173)
Cash flows from financing activities:
Proceeds from exercise of stock options	1,273	848	961
Dividends paid	(17,324)	(17,797)	(17,768)
Borrowings under revolving credit facilities	45,794	619	937
Payments under revolving credit facilities	(45,794)	(619)	(937)
Principal payments under finance lease obligations	(327)	(308)	(290)
Principal payments against senior notes	(10,000)	—	—
Borrowings under term loan credit facility, net of original issuance discount	148,500	—	—
Principal payments under term loan credit facility	(146,393)	(50,470)	(1,880)
Principal payments under industrial revenue bond	—	—	(93)
Debt issuance costs paid	(791)	(164)	(476)
Convertible senior notes repurchase	—	—	(80,200)
Stock repurchases	(18,895)	(33,707)	(58,383)
Net cash used in financing activities	(43,957)	(101,598)	(158,129)
Cash, cash equivalents, and restricted cash:
Net increase (decrease) in cash, cash equivalents, and restricted cash	77,161	7,826	(58,831)
Cash, cash equivalents, and restricted cash at beginning of period	140,516	132,690	191,521
Cash, cash equivalents, and restricted cash at end of period	$217,677	$140,516	$132,690
Supplemental disclosures of cash flow information:
Cash paid for interest	$23,411	$26,234	$27,386
(Refunds received) cash paid for income taxes	$(4,670)	$20,379	$24,243

The accompanying notes are an integral part of these Consolidated Statements.

WABASH NATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. DESCRIPTION OF THE BUSINESS
Wabash National Corporation (the “Company”, “Wabash”, or “Wabash National”) was founded in 1985 in Lafayette, Indiana as a dry van trailer manufacturer. The Company designs and manufactures a diverse range of products, including dry freight and refrigerated trailers, platform trailers, bulk tank trailers, dry and refrigerated truck bodies, structural composite panels and products, trailer aerodynamic solutions, and specialty food grade and pharmaceutical equipment. This diversification has been achieved through acquisitions, organic growth, and product innovation. The Company’s innovative products are sold under the following brand names: Wabash National®, Benson®, Brenner® Tank, Bulk Tank International, DuraPlate®, Extract Technology®, Supreme®, Transcraft®, Walker Engineered Products, and Walker Transport.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Consolidation. The consolidated financial statements reflect the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All significant intercompany profits, transactions, and balances have been eliminated in consolidation.
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
Accounts Receivable. Accounts receivable are shown net of expected losses and primarily include trade receivables. The Company records expected losses for customers based upon a variety of factors including the Company’s historical collection experience, the length of time the account has been outstanding and the financial condition of the customer. If the circumstances related to specific customers were to change, the Company’s estimates of expected losses with respect to the collectability of the related accounts could be further adjusted. The Company’s policy is to write-off receivables when they are determined to be uncollectible. Expected losses are charged to Selling and General and administrative expenses in the Consolidated Statements of Operations. The following table presents the changes in expected losses (in thousands):

	Years ended December 31,
	2020	2019	2018
Balance at beginning of year	$670	$665	$869
Expected losses	362	282	63
Write-offs, net of recoveries	(496)	(277)	(267)
Balance at end of year	$536	$670	$665
Inventories. Inventories are stated at the lower of cost, determined on either the first-in, first-out or average cost method, or net realizable value. The cost of manufactured inventory includes raw material, labor and overhead.
Prepaid Expenses and Other. Prepaid expenses and other as of December 31, 2020 and 2019 consists of the following (in thousands):

	December 31,
	2020	2019
Chassis converter pool agreements	$17,767	$10,164
Income tax receivables	18,073	8,701
Insurance premiums & maintenance agreements	4,384	3,217
Assets held for sale	1,897	3,020
All other	20,915	16,120
	$63,036	$41,222
Chassis converter pool agreements represent chassis transferred to the Company on a restricted basis by the manufacturer, who retains the sole authority to authorize commencement of work on the chassis and to make certain other decisions with respect to the chassis including the terms and pricing of sales to the manufacturer’s dealers. Assets held for sale are related to unused land parcels. Insurance premiums and maintenance agreements are charged to expense over the contractual life, which is generally one year or less. Other items primarily consist of the Company’s commodity swap contracts that are in an asset position, contract assets related to contracts for which the Company recognizes revenue on an over time basis, and investments held by the Company’s captive insurance subsidiary. As of December 31, 2020 and 2019, there was no restricted cash included in prepaid expenses and other current assets.
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
The Company exercised its unconditional option to bypass the qualitative assessment of goodwill for all of its reporting units and instead prepared a quantitative assessment to estimate the fair value of each reporting unit at the annual testing date of October 1, 2020 utilizing a combination of the income approach and the market approach, weighted equally. Based on the quantitative assessment performed, all of the Company’s reporting units exceeded their carrying values; as such, there was no goodwill impairment as a result of the 2020 annual goodwill impairment test.
As of December 31, 2019, goodwill allocated to the Company’s CTP, DPG, and FMP segments was approximately $2.6 million, $140.7 million, and $167.7 million, respectively. Within the DPG segment, goodwill was allocated between the Tank Trailers and Process Systems reporting units in the amount of $98.4 million and $42.3 million, respectively.
The Company did not perform in-line with expectations during the first quarter of 2020, partially as a result of impacts to our business and operations due to the COVID-19 pandemic. In addition, subsequent to December 31, 2019, the Company’s share price and market capitalization declined. As a result, indicators of impairment were identified and the Company performed an interim quantitative assessment as of March 31, 2020, utilizing a combination of the income and market approaches, which were weighted evenly. The results of the quantitative analysis indicated the carrying value of the FMP and Tank Trailers reporting units exceeded their respective fair values and, accordingly, goodwill impairment charges of $95.8 million and $11.0 million, respectively, were recorded during the first quarter of 2020. The goodwill impairment charges, which are based on Level 3 fair value measurements, are included in Impairment and other, net in the Consolidated Statements of Operations.
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
As further described in Note 20, during the fourth quarter of 2020 the Company sold its Beall® brand of tank trailers and associated assets. Prior to the divestiture Beall® was an operating unit within the Tank Trailers reporting unit. In accordance with the relevant accounting guidance, as part of the sale the Company allocated $4.7 million of goodwill based upon the relative fair value of the Beall® operating unit compared to the Tank Trailers reporting unit as a whole. This goodwill was included in the carrying value of the disposed assets and the resulting loss recognized in connection with the sale. Subsequent to the divestiture, the Company performed an impairment assessment for the Tank Trailers reporting unit and concluded the fair value of the reporting unit continued to exceed the carrying value.

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
Net intangible assets of approximately $1.1 million were written-off during the fourth quarter of 2020 in connection with the Beall® divestiture. In the third quarter of 2018, due to the impairment indicators noted above related to the AVTE reporting unit with the Diversified Products reportable segment, the Company performed an interim impairment assessment of the long-lived assets of the AVTE reporting unit, including intangible assets and property, plant and equipment. Based on the results of our analysis it was determined that the carrying values of the trade names and property, plant and equipment of the AVTE reporting unit exceeded their fair values and, accordingly, an asset impairment charge totaling $7.1 million was recorded.
AVTE Impairment. On January 22, 2019 the Company announced the divestiture of the AVTE business. In the fourth quarter of 2018, with the financial framework of the agreement to sell the AVTE business largely agreed to with the buyers, the Company evaluated the remaining assets of AVTE for impairment based on the economics of the, then proposed, transaction. As a result of the Company’s impairment analysis, an impairment of $13.0 million was recorded to fully impair all current assets of the AVTE business.
Other Assets. The Company capitalizes the cost of computer software developed or obtained for internal use. Capitalized software is amortized using the straight-line method over three to seven years. As of December 31, 2020 and 2019, the Company had software costs, net of amortization, of $6.1 million and $7.2 million, respectively. Amortization expense for 2020, 2019, and 2018 was $2.0 million, $1.7 million, and $1.5 million, respectively.
Warranties. The Company offers a limited warranty for its products with a coverage period that ranges between one and five years, except that the coverage period for DuraPlate® trailer panels is ten years. The Company passes through component manufacturers’ warranties to our customers. The Company’s policy is to accrue the estimated cost of warranty coverage at the time of the sale.
The following table presents the changes in the product warranty accrual included in Other accrued liabilities (in thousands):

	2020	2019
Balance as of January 1	$22,575	$22,247
Provision for warranties issued in current year	4,334	8,027
Net adjustment to warranty accrual	(228)	(2,320)
Payments	(6,111)	(5,379)
Balance as of December 31	$20,570	$22,575
Self Insured Liabilities. The Company is self-insured up to specified limits for medical and workers’ compensation coverage. The self-insurance reserves have been recorded to reflect the undiscounted estimated liabilities, including claims incurred but not reported, as well as catastrophic claims as appropriate.
The following table presents the changes in the self-insurance accrual included in Other accrued liabilities (in thousands):

	2020	2019
Balance as of January 1	$12,934	$9,890
Expense	47,612	57,733
Payments	(48,460)	(54,689)
Balance as of December 31	$12,086	$12,934
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

Used Trailer Trade Commitments. The Company may accept trade-in of used trailers when a customer enters into a contract to purchase a new trailer. However, in the contracts for the sale of the new trailers, there is no commitment to repurchase that trailer or a similar trailer in the future. As of December 31, 2020, the Company had no outstanding trade commitments and $3.5 million outstanding trade commitments as of December 31, 2019. On occasion, the amount of the trade allowance provided for in the used trailer commitments, or cost, may exceed the net realizable value of the underlying used trailer. In these instances, the Company’s policy is to recognize the loss related to these commitments at the time the new trailer revenue is recognized. Net realizable value of used trailers is measured considering market sales data for comparable types of trailers.
Concentration of Credit Risk. Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash, cash equivalents, and customer receivables. We place our cash and cash equivalents with high quality financial institutions. Generally, we do not require collateral or other security to support customer receivables.
Research and Development. Research and development expenses are charged to Cost of sales and General and administrative expenses in the Consolidated Statements of Operations as incurred and were $21.9 million, $19.5 million, and $8.8 million in 2020, 2019 and 2018, respectively.
3. NEW ACCOUNTING PRONOUNCEMENTS
In June 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standard Update (“ASU”) 2016-13, “Financial Instruments - Credit Losses,” which introduced new guidance for an approach based on expected losses to estimate credit losses on certain types of financial instruments. It also modifies the impairment model for available-for-sale debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. Instruments in scope include loans, held-to-maturity debt securities, and net investments in leases as well as reinsurance and trade receivables. In November 2018, the FASB issued ASU 2018-19, which clarifies that operating lease receivables are outside the scope of the new standard. The Company adopted the standard using the modified retrospective approach as required on January 1, 2020. The adoption of the new credit losses model did not have a material impact on the Company’s consolidated financial statements.
4. REVENUE RECOGNITION
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
The Company has identified three separate and distinct performance obligations: (1) the sale of a trailer or equipment, (2) the sale of replacement parts, and (3) service work. For trailer, truck body, equipment, and replacement part sales, control is transferred and revenue is recognized from the sale upon shipment to or pick up by the customer in accordance with the contract terms. The Company does not have any material extended payment terms as payment is received shortly after the point of sale. Accounts receivable are recorded when the right to consideration becomes unconditional. The Company does have customers who pay for the product prior to the transfer of control which is recorded as customer deposits in Other accrued liabilities as shown in Note 8. Customer deposits are recognized as revenue when the Company performs its obligations under the contract and transfers control of the product.
5. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill.
During the fourth quarters of 2020, 2019, and 2018, the Company completed its goodwill impairment test using the quantitative assessment. Except for the impairment charges during the first quarter of 2020 and third quarter of 2018 discussed below, based on all assessments performed in each of the last three years the Company believed it was more likely than not that the fair value of its reporting units were greater than their carrying amount and no additional impairment of goodwill was recognized.

As of December 31, 2019, goodwill allocated to the Company’s CTP, DPG, and FMP segments was approximately $2.6 million, $140.7 million, and $167.7 million, respectively. Within the DPG segment, goodwill was allocated between the Tank Trailers and Process Systems reporting units in the amount of $98.4 million and $42.3 million, respectively.
The Company did not perform in-line with expectations during the first quarter of 2020, partially as a result of impacts to our business and operations due to the COVID-19 pandemic. In addition, subsequent to December 31, 2019, the Company’s share price and market capitalization declined. As a result, indicators of impairment were identified and the Company performed an interim quantitative assessment as of March 31, 2020, utilizing a combination of the income and market approaches, which were weighted evenly. The results of the quantitative analysis indicated the carrying value of the FMP and Tank Trailers reporting units exceeded their respective fair values and, accordingly, goodwill impairment charges of $95.8 million and $11.0 million, respectively, were recorded during the first quarter of 2020. The goodwill impairment charges, which are based on Level 3 fair value measurements, are included in Impairment and other, net in the Consolidated Statements of Operations.
During the third quarter of 2018, the Company performed an interim impairment analysis after identifying indicators of impairment based on the results of the AVTE reporting unit. Based on this assessment, it was determined that all of the goodwill allocated to the AVTE reporting unit was impaired resulting in an impairment charge for the Diversified Products reporting segment of $4.9 million.
As further described in Note 20, during the fourth quarter of 2020 the Company sold its Beall® brand of tank trailers and associated assets. Prior to the divestiture Beall® was an operating unit within the Tank Trailers reporting unit. In accordance with the relevant accounting guidance, as part of the sale the Company allocated $4.7 million of goodwill based upon the relative fair value of the Beall® operating unit compared to the Tank Trailers reporting unit as a whole. This goodwill was included in the carrying value of the disposed assets and the resulting loss recognized in connection with the sale. Subsequent to the divestiture, the Company performed an impairment assessment for the Tank Trailers reporting unit and concluded the fair value of the reporting unit continued to exceed the carrying value.
For the years ended December 31, 2020, 2019, and 2018, the changes in the carrying amounts of goodwill were as follows (in thousands):

	Commercial Trailer Products	Diversified Products	Final Mile Products	Total
Balance at December 31, 2018
Goodwill	$4,288	$145,688	$167,715	$317,691
Accumulated impairment losses	(1,663)	(4,944)	—	(6,607)
Net balance at December 31, 2018	2,625	140,744	167,715	311,084
Impact of divestiture on goodwill	—	(4,944)	—	(4,944)
Impact of divestiture on accumulated impairment losses	—	4,944	—	4,944
Effects of foreign currency	—	(58)	—	(58)
Balance at December 31, 2019
Goodwill	4,288	140,686	167,715	312,689
Accumulated impairment losses	(1,663)	—	—	(1,663)
Net balance as of December 31, 2019	2,625	140,686	167,715	311,026
Goodwill impairments	—	(10,971)	(95,766)	(106,737)
Impact of divestiture on goodwill	—	(4,685)	—	(4,685)
Effects of foreign currency	—	(44)	—	(44)
Balance as of December 31, 2020
Goodwill	4,288	135,957	167,715	307,960
Accumulated impairment losses	(1,663)	(10,971)	(95,766)	(108,400)
Net balance as of December 31, 2020	$2,625	$124,986	$71,949	$199,560

Intangible Assets.
As of December 31, 2020, the balances of intangible assets, other than goodwill, were as follows (in thousands):

	Weighted Average Amortization Period	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Tradenames and trademarks	20 years	$51,481	$(19,975)	$31,506
Customer relationships	13 years	276,973	(145,356)	131,617
Technology	12 years	12,828	(9,064)	3,764
Total		$341,282	$(174,395)	$166,887
As of December 31, 2019, the balances of intangible assets, other than goodwill, were as follows (in thousands):

	Weighted Average Amortization Period	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Tradenames and trademarks	20 years	$53,103	$(17,962)	$35,141
Customer relationships	13 years	282,863	(132,903)	149,960
Technology	12 years	14,045	(9,248)	4,797
Total		$350,011	$(160,113)	$189,898
Intangible asset amortization expense was $22.0 million, $20.5 million, and $19.5 million for 2020, 2019, and 2018, respectively. Annual intangible asset amortization expense for the next 5 fiscal years is estimated to be $23.0 million in 2021; $17.9 million in 2022; $15.3 million in 2023; $15.1 million in 2024; and $14.0 million in 2025. Net intangible assets of approximately $1.1 million were written-off during the fourth quarter of 2020 in connection with the Beall® divestiture.
6. INVENTORIES
Inventories, net of reserves, consist of the following (in thousands):

	December 31,
	2020	2019
Raw materials and components	$99,418	$105,332
Finished goods	44,695	58,224
Work in progress	11,592	14,269
Used trailers	1,478	2,499
Aftermarket parts	6,567	6,590
	$163,750	$186,914

7. PROPERTY, PLANT, AND EQUIPMENT
Depreciation expense, which is recorded in Cost of sales and General and administrative expenses in the Consolidated Statements of Operations, as appropriate, on property, plant and equipment was $24.0 million, $20.2 million, and $19.7 million in 2020, 2019, and 2018, respectively, and includes depreciation of assets recorded in connection with the Company’s finance lease agreements. As of December 31, 2020 and 2019, the assets related to the Company’s finance lease agreements are recorded within Property, plant and equipment, net in the Consolidated Balance Sheets in the amount of $2.8 million and $2.9 million, respectively, net of accumulated depreciation of $1.8 million and $1.7 million, respectively.
See Note 20 for information related to property, plant, and equipment sales during 2020.

Property, plant and equipment, net consist of the following (in thousands):

	December 31,
	2020	2019
Land	$38,886	$36,794
Buildings and building improvements	149,364	146,210
Machinery and equipment	309,063	287,332
Construction in progress	9,349	36,179
	506,662	506,515
Less: accumulated depreciation	(296,986)	(285,169)
	$209,676	$221,346

8. OTHER ACCRUED LIABILITIES
The following table presents the major components of Other accrued liabilities (in thousands):

	December 31,
	2020	2019
Customer deposits	$37,792	$19,324
Chassis converter pool agreements	17,767	10,164
Warranty	20,570	22,575
Payroll and related taxes	16,163	25,263
Self-insurance	12,086	12,934
Accrued interest	4,368	4,696
Operating lease obligations	4,117	4,369
Accrued taxes	4,790	10,344
All other	13,327	14,561
	$130,980	$124,230

9. LONG-TERM DEBT
Long-term debt consists of the following (in thousands):

	December 31, 2020	December 31, 2019
Senior Notes due 2025	$315,000	$325,000
New Term Loan Credit Agreement	138,835	135,228
	453,835	460,228
Less: unamortized discount and fees	(5,856)	(4,842)
Less: current portion	—	—
	$447,979	$455,386
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
The Senior Notes will mature on October 1, 2025. At any time prior to October 1, 2020, the Company could have redeemed some or all of the Senior Notes for cash at a redemption price equal to 100% of the aggregate principal amount of the Senior Notes being redeemed plus an applicable make-whole premium set forth in the indenture for the Senior Notes and accrued and unpaid interest to, but not including, the redemption date. Prior to October 1, 2020, the Company could have redeemed up to

40% of the Senior Notes at a redemption price of 105.50% of the principal amount, plus accrued and unpaid interest to, but not including, the redemption date, with the proceeds of certain equity offerings so long as if, after any such redemption occurs, at least 60% of the aggregate principal amount of the Senior Notes remained outstanding. On and after October 1, 2020, the Company may redeem some or all of the Senior Notes at redemption prices (expressed as percentages of principal amount) equal to 102.750% for the twelve-month period beginning on October 1, 2020, 101.375% for the twelve-month period beginning October 1, 2021 and 100.000% beginning on October 1, 2022, plus accrued and unpaid interest to, but not including, the redemption date. Upon the occurrence of a Change of Control (as defined in the indenture for the Senior Notes), unless the Company has exercised its optional redemption right in respect of the Senior Notes, the holders of the Senior Notes have the right to require the Company to repurchase all or a portion of the Senior Notes at a price equal to 101% of the aggregate principal amount of the Senior Notes, plus any accrued and unpaid interest to, but not including, the date of repurchase.
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
The indenture for the Senior Notes contains customary events of default, including payment defaults, breaches of covenants, failure to pay certain judgments and certain events of bankruptcy, insolvency and reorganization. If an event of default occurs and is continuing, the principal amount of the Senior Notes, plus accrued and unpaid interest, if any, may be declared immediately due and payable. These amounts automatically become due and payable if an event of default relating to certain events of bankruptcy, insolvency or reorganization occurs. As of December 31, 2020, the Company was in compliance with all covenants.
Contractual coupon interest expense and accretion of discount and fees for the Senior Notes for the years ended December 31, 2020, 2019 and 2018, was $18.6 million, $18.5 million and $18.5 million, respectively and is included in Interest expense on the Company’s Consolidated Statements of Operations.
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
In connection with the Second Amended and Restated Credit Agreement, the Company recognized a loss on debt extinguishment of $0.1 million during 2018, which is included in Other, net on the Company’s Consolidated Statements of Operations. The Company’s liquidity position, defined as cash on hand and available borrowing capacity on the Revolving Credit Facility, amounted to $384.0 million as of December 31, 2020 and $308.1 million as of December 31, 2019.
During the three-month period ended March 31, 2020, the Company drew $45.0 million under the Revolving Credit Agreement as a precautionary measure in response to the uncertainty caused by the COVID-19 pandemic. During the second quarter of 2020, the Company repaid the $45.0 million in outstanding borrowings, and for the remainder of 2020 and as of December 31, 2020 and 2019 there were no amounts outstanding under the Revolving Facility. The Company was in compliance with all covenants as of December 31, 2020.
Interest expense under the Revolving Credit Agreement for the year ended December 31, 2020, was approximately $0.2 million. There was no interest expense under the Revolving Credit Agreement for years ended December 31, 2019 and December 31, 2018.

New and Old Term Loan Credit Agreements
On September 28, 2020, the Company entered into a Term Loan Credit Agreement (the “New Term Loan Credit Agreement”) among the Company, the lenders from time to time party thereto, and Wells Fargo Bank, National Association, as the administrative agent (the “Term Agent”), providing for a senior secured term loan facility of $150.0 million that was advanced at closing. The New Term Loan Credit Agreement refinanced and replaced that certain Term Loan Credit Agreement, dated as of May 8, 2012 (as amended, restated, supplemented, or otherwise modified from time to time, the “Old Term Loan Credit Agreement”), among the Company, the lenders party thereto and Morgan Stanley Senior Funding, Inc., as the administrative agent.
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
The New Term Loan Credit Agreement contains customary covenants limiting the ability of the Company and its subsidiaries to, among other things, pay cash dividends, incur debt or liens, redeem or repurchase stock, enter into transactions with affiliates, merge, dissolve, pay off subordinated indebtedness, make investments and dispose of assets. As of December 31, 2020, the Company was in compliance with all covenants.
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
The Company used the net proceeds of $148.5 million from the New Term Loan Credit Agreement to pay off the outstanding principal under the Old Term Loan Credit Agreement of $135.2 million, repay a portion of its outstanding Senior Notes, and pay related fees and expenses. In connection with the pay off of the Old Term Loan Credit Agreement (specifically for those lenders that did not participate in the New Term Loan Credit Agreement) and partial repayment of the outstanding Senior Notes, the Company recognized a loss on debt extinguishment totaling approximately $0.2 million, which is included in Other, net in the Consolidated Statements of Operations.
As further described in Note 20, during the fourth quarter of 2020 the Company sold its Beall® brand of tank trailers and associated assets. The net proceeds of approximately $11.2 million from the sale were used to pay down outstanding principal under the New Term Loan Credit Agreement. In connection with the pay down the Company recognized a loss on debt extinguishment totaling approximately $0.2 million. The Company’s required quarterly principal payments through maturity under the New Term Load Credit Agreement were satisfied in full with this prepayment.
For the years ended December 31, 2020, 2019, and 2018, under the New and Old Term Loan Credit Agreements the Company paid interest of $4.8 million, $7.8 million, and $8.0 million, respectively. For the years ended December 31, 2019 and 2018 the Company paid principal of $50.5 million, and $1.9 million, respectively. During 2020, 2019, and 2018, the Company recognized losses on debt extinguishment totaling approximately $0.4 million, $0.2 million, and $0.3 million, respectively, in connection with the New Term Loan Credit Agreement activity described above and prepayment of principal. The losses on debt extinguishment are included in Other, net on the Company’s Consolidated Statements of Operations. As of December 31, 2020 and December 31, 2019, the Company had $138.8 million and $135.2 million outstanding under the New and Old Term Loan Credit Agreements, respectively, of which none was classified as current on the Company’s Consolidated Balance Sheets.

For the years ended December 31, 2020, 2019, and 2018, the Company incurred charges of $0.2 million in each period for amortization of fees and original issuance discount which is included in Interest expense in the Consolidated Statements of Operations.
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
During 2018, the Company used $80.2 million in cash, excluding interest, to settle $44.6 million in principal of the Convertible Notes of which none were converted to common shares. The excess of the cash settlement amount over the principal value of the Convertible Notes was accounted for as a reacquisition of equity, resulting in a $35.5 million reduction to additional paid-in capital during 2018. For the year ended December 31, 2018, we recognized a loss on debt extinguishment of $0.2 million related to settlements and the retirement of the Convertible Notes, which is included in Other, net on the Company’s Consolidated Statements of Operations.
Contractual coupon interest expense and accretion of discount and fees on the liability component for the Convertible Notes for the years ended December 31, 2020, 2019, and 2018 included in Interest expense on the Company’s Consolidated Statements of Operations were as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Contractual coupon interest expense	$—	$—	$470
Accretion of discount and fees on the liability component	$—	$—	$461

10. FINANCIAL DERIVATIVE INSTRUMENTS
Commodity Pricing Risk
As of December 31, 2020, the Company was party to commodity swap contracts for specific commodities with notional amounts of approximately $86.9 million. The Company uses commodity swap contracts to mitigate the risks associated with fluctuations in commodity prices impacting its cash flows related to inventory purchases from suppliers. The Company does not hedge all commodity price risk.
At inception, the Company designated the commodity swap contracts as cash flow hedges. The contracts mature at specified monthly settlement dates through January 2022. The change in fair value effective portion of the hedging transaction is recognized in Accumulated Other Comprehensive Income (Loss) (“AOCI”) and transferred to earnings when the forecasted hedged transaction takes place or when the forecasted hedged transaction is no longer probable to occur.
Financial Statement Presentation
As of December 31, 2020 and 2019, the fair value carrying amount of the Company’s derivative instruments were recorded as follows (in thousands):

		Asset / (Liability) Derivatives
	Balance Sheet Caption	December 31, 2020	December 31, 2019
Derivatives designated as hedging instruments
Commodity swap contracts	Prepaid expenses and other	$13,750	$1,290
Commodity swap contracts	Accounts payable and Other accrued liabilities	(366)	(3,216)
Total derivatives designated as hedging instruments		$13,384	$(1,926)

The following table summarizes the gain or loss recognized in AOCI as of December 31, 2020 and 2019 and the amounts reclassified from AOCI into earnings for the years ended December 31, 2020, 2019, and 2018 (in thousands):

	Amount of Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion, net of tax)		Location of Gain (Loss) Reclassified from AOCI into Earnings (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Earnings
				Year Ended December 31,
	December 31, 2020	December 31, 2019		2020	2019	2018
Derivatives instruments
Commodity swap contracts	$9,815	$(2,112)	Cost of sales	$(7,778)	$(2,297)	$142
Over the next 12 months, the Company expects to reclassify approximately $12.8 million of pretax deferred gains related to the commodity swap contracts from AOCI to cost of sales as inventory purchases are settled.
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
The Company leases certain industrial spaces, office space, land, and equipment. Some leases include one or more options to renew, with renewal terms that can extend the lease term from generally one to 5 years. The exercise of lease renewal options is at the Company’s sole discretion, and are included in the lease term only to the extent such renewal options are reasonably certain of being exercised upon lease commencement. Certain leases also include options to purchase the leased property. The depreciable life of assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise. Leased assets obtained in exchange for new operating lease liabilities during the year ended December 31, 2020 were approximately $2.2 million. As of December 31, 2020 obligations related to leases that the Company has executed but have not yet commenced totaled approximately $1.7 million on a non-discounted basis, which the Company generally expects to be recognized over the next 10 years.
Leased assets and liabilities included within the Consolidated Balance Sheets consist of the following (in thousands):

	Classification	December 31, 2020	December 31, 2019
Right-of-Use Assets
Operating	Other assets	$10,842	$14,246
Finance	Property, plant and equipment, net	2,802	2,945
Total leased ROU assets		$13,644	$17,191
Liabilities
Current
Operating	Other accrued liabilities	$4,117	$4,369
Finance	Current portion of finance lease obligations	348	327
Noncurrent
Operating	Non-current liabilities	6,967	10,041
Finance	Finance lease obligations	30	378
Total lease liabilities		$11,462	$15,115

Lease costs included in the Consolidated Statements of Operations consist of the following (in thousands):

	Classification	Twelve Months Ended December 31, 2020	Twelve Months Ended December 31, 2019
Operating lease cost	Cost of sales, selling expenses and general and administrative expense	$5,116	$5,172
Finance lease cost
Amortization of ROU leased assets	Depreciation and amortization within Cost of sales	144	144
Interest on lease liabilities	Interest expense	53	65
Net lease cost		$5,313	$5,381
Maturity of the Company’s lease liabilities for leases that have commenced is as follows (in thousands):

	Operating Leases	Finance Leases	Total
2021	$4,569	$361	$4,930
2022	3,040	30	3,070
2023	2,185	—	2,185
2024	1,085	—	1,085
2025	537	—	537
Thereafter	721	—	721
Total lease payments	$12,137	$391	$12,528
Less: interest	1,053	13
Present value of lease payments	$11,084	$378
As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. Remaining lease term and discount rates are as follows:

	December 31, 2020	December 31, 2019
Weighted average remaining lease term (years)
Operating leases	3.6	4.0
Finance leases	1.1	2.1
Weighted average discount rate
Operating leases	5.07%	5.17%
Finance leases	6.16%	6.16%
Lease costs included in the Consolidated Statements of Cash Flows are as follows (in thousands):

	Twelve Months Ended December 31, 2020	Twelve Months Ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$5,091	$5,016
Operating cash flows from finance leases	$34	$53
Financing cash flows from finance leases	$327	$308

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
Fair value measurements and the fair value hierarchy level for the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2020 are shown below (in thousands):

	Frequency	Asset / (Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2020
Commodity swap contracts	Recurring	$13,384	$—	$13,384	$—
Mutual funds	Recurring	$5,331	$5,331	$—	$—
Life-insurance contracts	Recurring	$16,930	$—	$16,930	$—
December 31, 2019
Commodity swap contracts	Recurring	$(1,926)	$—	$(1,926)	$—
Mutual funds	Recurring	$7,367	$7,367	$—	$—
Life-insurance contracts	Recurring	$15,072	$—	$15,072	$—
Estimated Fair Value of Debt
The estimated fair value of debt at December 31, 2020 consists primarily of the Senior Notes due 2025 and borrowings under the New Term Loan Credit Agreement (see Note 9). The fair value of the Senior Notes due 2025, New Term Loan Credit Agreement, and Old Term Loan Credit Agreement are based upon third party pricing sources, which generally do not represent daily market activity or represent data obtained from an exchange, and are classified as Level 2. The interest rates on the Company’s borrowings under the Revolving Credit Facility are adjusted regularly to reflect current market rates and thus carrying value approximates fair value for any borrowings. All other debt approximates their fair value as determined by discounted cash flows and are classified as Level 3.
The Company’s carrying and estimated fair value of debt at December 31, 2020 and December 31, 2019 were as follows (in thousands):

	December 31, 2020				December 31, 2019
		Fair Value				Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Carrying Value	Level 1	Level 2	Level 3
Instrument
Senior Notes due 2025	$311,357	$—	$319,140	$—	$320,572	$—	$320,572	$—
New (2020) & Old (2019) Term Loan Credit Agreements	136,622	—	136,280	—	134,814	—	134,814	—
	$447,979	$—	$455,420	$—	$455,386	$—	$455,386	$—

The fair value of debt is based on current public market prices for disclosure purposes only. Unrealized gains or losses are not recognized in the financial statements as long-term debt is presented at the carrying value, net of unamortized premium or discount and unamortized deferred financing costs in the consolidated financial statements.
13. COMMITMENTS AND CONTINGENCIES
a.    Litigation
As of December 31, 2020, the Company was named as a defendant or was otherwise involved in numerous legal proceedings and governmental examinations, in connection with the conduct of its business activities, in various jurisdictions, both in the United States and internationally. On the basis of information currently available to it, management does not believe that existing proceedings and investigations will have a material impact on our consolidated financial condition or liquidity if determined in a manner adverse to the Company. However, such matters are unpredictable, and we could incur judgments or enter into settlements for current or future claims that could materially and adversely affect our financial statements. Costs associated with the litigation and settlements of legal matters are reported within General and administrative expenses in the Consolidated Statements of Operations.
Environmental Disputes
In August 2014, the Company received notice as a potentially responsible party (“PRP”) by the South Carolina Department of Health and Environmental Control (the “DHEC”) pertaining to the Philip Services Site located in Rock Hill, South Carolina pursuant to the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and corresponding South Carolina statutes. PRPs include parties identified through manifest records as having contributed to deliveries of hazardous substances to the Philip Services Site between 1979 and 1999. The DHEC’s allegation that the Company was a PRP arises out of four manifest entries in 1989 under the name of a company unaffiliated with Wabash National (or any of its former or current subsidiaries) that purport to be delivering a de minimis amount of hazardous waste to the Philip Services Site “c/o Wabash National Corporation.” As such, the Philip Services Site PRP Group (the “PRP Group”) notified Wabash in August 2014 that it was offering the Company the opportunity to resolve any liabilities associated with the Philip Services Site by entering into a Cash Out and Reopener Settlement Agreement (the “Settlement Agreement”) with the PRP Group, as well as a Consent Decree with the DHEC. The Company has accepted the offer from the PRP Group to enter into the Settlement Agreement and Consent Decree, while reserving its rights to contest its liability for any deliveries of hazardous materials to the Philips Services Site. The requested settlement payment is immaterial to the Company’s financial conditions and results of operations, and as a result, if the Settlement Agreement and Consent Decree are finalized, the payment to be made by the Company thereunder is not expected to have a material adverse effect on the Company’s financial condition or results of operations.
On November 13, 2019, the Company received a notice that it was considered one of several PRPs by the Indiana Department of Environmental Management (“IDEM”) under CERCLA and state law related to substances found in soil and groundwater at a property located at 817 South Earl Avenue, Lafayette, Indiana (the “Site”). The Company has never owned or operated the Site, but the Site is near certain of the Company’s owned properties. The Company has agreed to implement a limited work plan to further investigate the source of the contamination at the Site and have worked with IDEM and other PRPs to finalize the terms of the work plan. The Company submitted its initial site investigation report to IDEM during the third quarter of 2020, indicating that the data collected by the Company’s consultant confirmed that the Company’s properties are not the source of contamination at the Site. IDEM issued to the PRPs a request for a Further Site Investigation (“FSI”) work plan, and with IDEM’s permission the Company submitted a Work Plan Addendum on December 17, 2020 for limited additional groundwater sampling work in lieu of a full FSI work plan. IDEM approved the Work Plan Addendum, and the additional work will be conducted in the first quarter of 2021. As of December 31, 2020, based on the information available, the Company does not expect this matter to have a material adverse effect on its financial condition or results of operations.
b.    Environmental Litigation Commitments and Contingencies
The Company generates and handles certain material, wastes and emissions in the normal course of operations that are subject to various and evolving federal, state and local environmental laws and regulations.
The Company assesses its environmental liabilities on an on-going basis by evaluating currently available facts, existing technology, presently enacted laws and regulations as well as experience in past treatment and remediation efforts. Based on these evaluations, the Company estimates a lower and upper range for treatment and remediation efforts and recognizes a liability for such probable costs based on the information available at the time. As of December 31, 2020, the Company had reserved estimated remediation costs of $0.1 million for activities at existing and former properties which are recorded within Other accrued liabilities on the Consolidated Balance Sheets.
c.    Letters of Credit
As of December 31, 2020, the Company had standby letters of credit totaling $6.8 million issued in connection with workers compensation claims and surety bonds.

d.    Purchase Commitments
The Company has $86.9 million in purchase commitments at December 2020 for various raw material commodities, including aluminum, steel, nickel, and polyethylene, as well as other raw material components which are within normal production requirements.
e.    Chassis Converter Pool Agreements
The Company, through Supreme, obtains most vehicle chassis for its specialized vehicle products directly from the chassis manufacturers under converter pool agreements. Chassis are obtained from the manufacturers based on orders from customers, and in some cases, for unallocated orders. The agreements generally state that the manufacturer will provide a supply of chassis to be maintained at the Company’s facilities with the condition that we will store such chassis and will not move, sell, or otherwise dispose of such chassis except under the terms of the agreement. In addition, the manufacturer typically retains the sole authority to authorize commencement of work on the chassis and to make certain other decisions with respect to the chassis including the terms and pricing of sales of the chassis to the manufacturer’s dealers. The manufacturer also does not transfer the certificate of origin to the Company nor permit the Company to sell or transfer the chassis to anyone other than the manufacturer (for ultimate resale to a dealer). Although the Company is party to related finance agreements with manufacturers, the Company has not historically settled, nor expects to in the future settle, any related obligations in cash. Instead, the obligation is settled by the manufacturer upon reassignment of the chassis to an accepted dealer, and the dealer is invoiced for the chassis by the manufacturer. Accordingly, as of December 31, 2020 the Company’s outstanding chassis converter pool with the manufacturer totaled $17.8 million and has included this financing agreement on the Company’s Consolidated Balance Sheets within Prepaid expenses and other and Other accrued liabilities. All other chassis programs through its Supreme subsidiary are handled as consigned inventory belonging to the manufacturer and totaled approximately $2.6 million. Under these agreements, if the chassis is not delivered to a customer within a specified time frame the Company is required to pay a finance or storage charge on the chassis. Additionally, the Company receives finance support funds from manufacturers when the chassis are assigned into the Company’s chassis pool. Typically, chassis are converted and delivered to customers within 90 days of the receipt of the chassis by the Company.
14. PER SHARE OF COMMON STOCK
Basic earnings per share is calculated based on the weighted average number of common shares outstanding during the period. Diluted earnings per share is determined based on the weighted average number of common shares outstanding during the period combined with the incremental average common shares that would have been outstanding assuming the conversion of all potentially dilutive common shares into common shares as of the earliest date possible. The calculation of basic and diluted net (loss) income per share is determined using net (loss) income applicable to common stockholders as the numerator and the number of shares included in the denominator as shown below (in thousands, except per share amounts). Due to the net loss applicable to common stockholders for the year ended December 31, 2020, no securities had a dilutive impact.

	Year Ended December 31,
	2020	2019	2018
Basic net (loss) income per share:
Net (loss) income applicable to common stockholders	$(97,412)	$89,575	$69,421
Weighted average common shares outstanding	52,945	54,695	56,996
Basic net (loss) income per share	$(1.84)	$1.64	$1.22

Diluted net (loss) income per share:
Net (loss) income applicable to common stockholders	$(97,412)	$89,575	$69,421

Weighted average common shares outstanding	52,945	54,695	56,996
Dilutive shares from assumed conversion of convertible senior notes	—	—	455
Dilutive stock options and restricted stock	—	595	979
Diluted weighted average common shares outstanding	52,945	55,290	58,430
Diluted net (loss) income per share	$(1.84)	$1.62	$1.19
As noted above, due to the net loss applicable to common stockholders for the year ended December 31, 2020, no securities had a dilutive impact. For the years ended December 31, 2019 and 2018, there were no options excluded from average diluted shares outstanding as the average market price of the common shares was greater than the exercise price. In addition, the calculation of diluted net income per share for the year ending December 31, 2018 includes the impact of the Company’s Convertible Senior Notes as the average stock price of the Company’s common stock during this period was above the initial conversion price of approximately $11.70 per share. The convertible notes matured in May 2018; as such, there were no dilutive shares in 2020 or 2019.
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
The Company recognizes all share-based awards to eligible employees based upon their fair value. The Company’s policy is to recognize expense for awards that have service conditions only subject to graded vesting using the straight-line attribution method. Total stock-based compensation expense was $4.5 million, $9.0 million, and $10.2 million in the years ended December 31, 2020, 2019 and 2018, respectively, and is included in Cost of sales, General and administrative expenses, and Selling expenses within the Consolidated Statements of Operations. The amount of compensation costs related to nonvested stock options and restricted stock not yet recognized was approximately $10.9 million at December 31, 2020, for which the weighted average remaining life was 1.8 years.
Restricted Stock
Restricted stock awards vest over a period of one to three years and may be based on the achievement of specific financial performance metrics and market conditions. Awards based strictly on time-based vesting and those awards with performance metrics are valued at the market price on the date of grant. The fair values of the awards that contain market conditions are estimated using a Monte Carlo simulation approach in a risk-neutral framework to model future stock price movements based upon historical volatility, risk-free rates of return, and correlation matrix. Restricted stock awards are generally forfeitable in the event of terminated employment prior to vesting.
A summary of all restricted stock activity during 2020 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted Stock Outstanding at December 31, 2019	1,691,699	$20.24
Granted	1,010,802	12.43
Vested	(314,048)	19.60
Forfeited	(556,074)	20.56
Restricted Stock Outstanding at December 31, 2020	1,832,379	$16.06
During 2020, 2019, and 2018, the Company granted 1,010,802, 853,994 and 593,705 shares of restricted stock, respectively, with aggregate fair values on the date of grant of $12.6 million, $13.0 million, and $14.6 million, respectively. The total fair value of restricted stock that vested during 2020, 2019, and 2018 was $3.7 million, $7.4 million and $15.0 million, respectively.
Stock Options
Stock options are awarded with an exercise price equal to the market price of the underlying stock on the date of grant, become fully exercisable three years after the date of grant and expire ten years after the date of grant. No stock options have been granted by the Company since February 2015.
A summary of all stock option activity during 2020 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value ($ in millions)
Options Outstanding at December 31, 2019	531,942	$11.54	3.1	$1.7
Exercised	(113,312)	$11.24		$0.5
Forfeited	—	$—
Expired	(4,550)	$13.74
Options Outstanding at December 31, 2020	414,080	$11.60	2.2	$2.3

Options Exercisable at December 31, 2020	368,333	$11.67	2.3	$2.0

The total intrinsic value of stock options exercised during 2020, 2019, and 2018 was $0.5 million, $0.5 million, and $1.5 million, respectively.
16. STOCKHOLDERS’ EQUITY
Share Repurchase Program
In November 2018, the Company announced that the Board of Directors approved the repurchase of an additional $100 million in shares of common stock over a three-year period. This authorization was an increase to the previous $100 million repurchase programs approved in February 2017 and February 2016. The repurchase program is set to expire on February 28, 2022. Stock repurchases under this program may be made in the open market or in private transactions at times and in amounts determined by the Company. As of December 31, 2020, $51.4 million remained available under the program.
Common and Preferred Stock
The Board of Directors has the authority to issue common and unclassed preferred stock of up to 200 million shares and 25 million shares, respectively, with par value of $0.01 per share, as well as to fix dividends, voting and conversion rights, redemption provisions, liquidation preferences, and other rights and restrictions.
Accumulated Other Comprehensive (Loss) Income
Changes in AOCI by component, net of tax, for the years ended December 31, 2020, 2019, and 2018 are summarized as follows (in thousands):

	Foreign Currency Translation and Other	Derivative Instruments	Total
Balances at December 31, 2017	$(2,385)	$—	$(2,385)
Net unrealized gains (losses) arising during the period(a)	(193)	(660)	(853)
Less: Net realized gains (losses) reclassified to net income(b)	—	105	105
Net change during the period	(193)	(765)	(958)
Balances at December 31, 2018	(2,578)	(765)	(3,343)
Net unrealized gains (losses) arising during the period(c)	712	(3,059)	(2,347)
Less: Net realized gains (losses) reclassified to net income(d)	—	(1,712)	(1,712)
Net change during the period	712	(1,347)	(635)
Balances at December 31, 2019	(1,866)	(2,112)	(3,978)
Net unrealized gains (losses) arising during the period(e)	(316)	6,111	5,795
Less: Net realized gains (losses) reclassified to net loss(f)	—	(5,816)	(5,816)
Net change during the period	(316)	11,927	11,611
Balances at December 31, 2020	$(2,182)	$9,815	$7,633
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
(e) Derivative instruments net of $2,058 thousand of tax expense for the year ended December 31, 2020.
(f) Derivative instruments net of $1,962 thousand of tax benefit for the year ended December 31, 2020.
17. EMPLOYEE SAVINGS PLANS
Substantially all of the Company’s employees are eligible to participate in a defined contribution plan under Section 401(k) of the Internal Revenue Code. The Company also provides a non-qualified defined contribution plan for senior management and certain key employees. Both plans provide for the Company to match, in cash, a percentage of each employee’s contributions up to certain limits. The Company’s matching contribution and related expense for these plans was approximately $7.9 million, $10.2 million, and $7.9 million for 2020, 2019, and 2018, respectively.

18. INCOME TAXES
(Loss) Income Before Income Taxes
The consolidated (loss) income before income taxes for 2020, 2019, and 2018 consists of the following (in thousands):

	Years Ended December 31,
	2020	2019	2018
Domestic	$(110,049)	$116,886	$94,978
Foreign	835	845	1,026
Total (loss) income before income taxes	$(109,214)	$117,731	$96,004
Income Tax (Benefit) Expense
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted and signed into law in response to the COVID-19 global pandemic. Certain provisions of the CARES Act had a significant impact on the effective tax rate, income tax payable, and deferred income tax positions of the Company for 2020. The CARES Act permits net operating losses (“NOLs”) incurred in tax years 2020, 2019, and 2018 to offset 100% of taxable income and be carried-back to each of the five preceding taxable years to generate a refund of previously paid income taxes. The Company evaluated the impact of the CARES Act during the year ended December 31, 2020 and recorded an income tax receivable of $13.2 million for the benefit of carrying back the NOL for the year ended December 31, 2020. As the Company is carrying the losses back to years beginning before January 1, 2018, the receivables were recorded at the previous 35% federal tax rate rather than the current statutory rate of 21%.
The consolidated income tax (benefit) expense for 2020, 2019, and 2018 consists of the following components (in thousands):

	Years Ended December 31,
	2020	2019	2018
Current
Federal	$(15,190)	$18,167	$22,120
State	(2,072)	6,233	7,271
Foreign	444	336	168
	(16,818)	24,736	29,559
Deferred
Federal	7,918	2,760	(1,613)
State	(2,959)	620	(1,312)
Foreign	57	40	(51)
	5,016	3,420	(2,976)
Total consolidated (benefit) expense	$(11,802)	$28,156	$26,583

The following table provides a reconciliation of differences from the U.S. Federal statutory rates as follows (in thousands):

	Years Ended December 31,
	2020	2019	2018
Pretax book (loss) income	$(109,214)	$117,731	$96,004

Federal tax (benefit) expense at applicable statutory rate	(22,935)	24,723	20,161
State and local income taxes (net of federal benefit)	(4,948)	5,513	4,737
Rate differential	(5,004)	—	—
Goodwill impairment	20,111	—	—
Tax credits	—	(3,301)	—
Remeasurement of deferred taxes	—	—	(421)
Nondeductible officer compensation	490	—	1,152
Compensation expense	1,070	1,317	(1,009)
Other	(586)	(96)	1,963
Total income tax (benefit) expense	$(11,802)	$28,156	$26,583
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
As of December 31, 2020 and 2019, the Company retained a valuation allowance of $1.0 million and $0.8 million, respectively, against deferred tax assets related to various state and local NOLs that are subject to restrictive rules for future utilization.
As of December 31, 2020 and 2019, the Company had no U.S. federal tax NOLs. The Company incurred a net loss in 2020 and will fully utilize that loss in carrybacks. The Company had various multi-state income tax NOLs aggregating approximately $87.0 million which will expire between 2021 and 2041, if unused.

The components of deferred tax assets and deferred tax liabilities as of December 31, 2020 and 2019 were as follows (in thousands):

	December 31,
	2020	2019
Deferred tax assets
Tax credits and loss carryforwards	$2,518	$672
Accrued liabilities	6,415	7,489
Incentive compensation	9,202	14,420
Other	328	5,423
	18,463	28,004
Deferred tax liabilities
Property, plant and equipment	(22,355)	(17,899)
Intangibles	(40,043)	(44,477)
Other	(1,822)	(2,379)
	(64,220)	(64,755)
Net deferred tax liability before valuation allowances and reserves	(45,757)	(36,751)
Valuation allowances	(1,020)	(825)
Net deferred tax liability	$(46,777)	$(37,576)
Tax Reserves
The Company’s policy with respect to interest and penalties associated with reserves or allowances for uncertain tax positions is to classify such interest and penalties in Income tax (benefit) expense on the Consolidated Statements of Operations. As of December 31, 2020 and 2019, the total amount of unrecognized income tax benefits, including interest and penalties, was approximately $2.2 million and $2.1 million, respectively, all of which, if recognized, would impact the effective income tax rate of the Company. As of December 31, 2020 and 2019, the Company had recorded a total of $0.7 million and $0.7 million, respectively, of accrued interest and penalties related to uncertain tax positions. The Company expects no significant changes to the facts and circumstances underlying its reserves and allowances for uncertain income tax positions as reasonably possible during the next 12 months. As of December 31, 2020, the Company is subject to unexpired statutes of limitation for U.S. federal income taxes for the years 2017 through 2019. The Company is also subject to unexpired statutes of limitation for Indiana state income taxes for the years 2017 through 2019.
A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties, was as follows (in thousands) and all balances as of December 31, 2020 were included in either Other noncurrent liabilities or Deferred income taxes in the Company’s Consolidated Balance Sheets:

Unrecognized Tax Benefits
Balance at January 1, 2019	$1,177
Increase in prior year tax positions	245
Balance at December 31, 2019	1,422
Increase in prior year tax positions	84
Balance at December 31, 2020	$1,506

19. SEGMENTS
Segment Reporting
The Company manages its business in three segments: Commercial Trailer Products, Diversified Products, and Final Mile Products. The Commercial Trailer Products segment manufactures standard and customized van and platform trailers and other transportation related equipment for customers who purchase directly from the Company or through independent dealers. The Diversified Products segment, comprised of three strategic business units including, Tank Trailers, Process Systems, and Composites, focuses on the Company’s commitment to expand its customer base and diversify its product offerings and revenues, and making available products that are complementary to truck and tank trailers and transportation equipment. The Final Mile Products segment manufactures truck bodies for customers in the final mile space.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies except that the Company generally evaluates segment performance based on (loss) income from operations. The Company has not allocated certain corporate related administrative costs, interest, and income taxes included in the corporate and eliminations segment to the Company’s other reportable segments. The Company accounts for intersegment sales and transfers at cost plus a specified mark-up.
Reportable segment information is as follows (in thousands):

	Commercial Trailer Products	Diversified Products	Final Mile Products	Corporate and Eliminations	Consolidated
2020
Net sales
External customers	$992,528	$270,963	$218,398	$—	$1,481,889
Intersegment sales	248	23,171	—	(23,419)	—
Total net sales	$992,776	$294,134	$218,398	$(23,419)	$1,481,889

Depreciation and amortization	$11,557	$19,300	$14,891	$2,222	$47,970
Income (Loss) from operations	$79,662	$1,563	$(123,585)	$(43,248)	$(85,608)
Assets	$306,587	$278,643	$375,115	$201,125	$1,161,470

2019
Net sales
External customers	$1,519,592	$357,634	$441,910	$—	$2,319,136
Intersegment sales	1,949	26,882	—	(28,831)	—
Total net sales	$1,521,541	$384,516	$441,910	$(28,831)	$2,319,136

Depreciation and amortization	$10,667	$18,621	$11,361	$1,708	$42,357
Income (Loss) from operations	$145,877	$29,748	$9,804	$(42,643)	$142,786
Assets	$362,328	$317,246	$511,862	$113,155	$1,304,591

2018
Net sales
External customers	$1,536,687	$372,342	$358,249	$—	$2,267,278
Intersegment sales	252	21,629	—	(21,881)	—
Total net sales	$1,536,939	$393,971	$358,249	$(21,881)	$2,267,278

Depreciation and amortization	$9,631	$21,177	$8,314	$1,561	$40,683
Income (Loss) from operations	$141,795	$(3,033)	$7,907	$(35,682)	$110,987
Assets	$355,183	$349,423	$484,634	$115,153	$1,304,393
Customer Concentration
The Company is subject to a concentration of risk as the five largest customers together accounted for approximately 21%, 27%, and 25% of the Company’s aggregate net sales in 2020, 2019, and 2018, respectively. In addition, for each of the last three years there were no customers whose revenue individually represented 10% or more of our aggregate net sales. International sales accounted for less than 10% in each of the last three years.

Product Information
The Company offers products primarily in four general categories: (1) new trailers, (2) used trailers, (3) components, parts and service, and (4) equipment and other. The following table sets forth the major product categories and their percentage of consolidated net sales (dollars in thousands):

Year ended December 31, 2020	Commercial Trailer Products	Diversified Products	Final Mile Products	Eliminations	Consolidated
New trailers	$941,932	$145,888	$—	$—	$1,087,820	73.4%
Used trailers	3,841	4,545	—	—	8,386	0.6%
Components, parts and service	36,912	88,010	12,517	(23,391)	114,048	7.7%
Equipment and other	10,091	55,691	205,881	(28)	271,635	18.3%
Total net external sales	$992,776	$294,134	$218,398	$(23,419)	$1,481,889	100.0%

Year ended December 31, 2019	Commercial Trailer Products	Diversified Products	Final Mile Products	Eliminations	Consolidated
New trailers	$1,464,636	$198,043		$—	$1,662,679	71.7%
Used trailers	435	2,044	—	—	2,479	0.1%
Components, parts and service	40,344	113,024	15,023	(27,902)	140,489	6.1%
Equipment and other	16,126	71,405	426,887	(929)	513,489	22.1%
Total net external sales	$1,521,541	$384,516	$441,910	$(28,831)	$2,319,136	100.0%

Year ended December 31, 2018	Commercial Trailer Products	Diversified Products	Final Mile Products	Eliminations	Consolidated
New trailers	$1,473,583	$164,790	$—	$—	$1,638,373	72.2%
Used trailers	9,618	3,514	—	—	13,132	0.6%
Components, parts and service	34,994	122,099	9,968	(21,811)	145,250	6.4%
Equipment and other	18,744	103,568	348,281	(70)	470,523	20.8%
Total net external sales	$1,536,939	$393,971	$358,249	$(21,881)	$2,267,278	100.0%

20. DIVESTITURES AND SALES
During the fourth quarter of 2020 the Company sold its Beall® brand of tank trailers and associated assets for net proceeds of $11.2 million. Prior to the sale, Beall® was an operating unit within the Tank Trailers reporting unit. A loss on sale of approximately $2.1 million was recognized in connection with the divestiture, and the net proceeds of $11.2 million from the sale were used to pay down outstanding principal under the New Term Loan Credit Agreement. The loss on sale is included in Impairment and other, net in the Consolidated Statements of Operations. In accordance with the relevant accounting guidance, as part of the sale the Company allocated $4.7 million of goodwill based upon the relative fair value of the Beall® operating unit compared to the Tank Trailers reporting unit as a whole. This goodwill was included in the carrying value of the disposed assets and the resulting loss recognized in connection with the sale.
In addition, during the fourth quarter of 2020 the Company sold the property, plant, and equipment assets, which were previously classified as held for sale, from the remaining retail location in Columbus, Ohio for net proceeds of $3.2 million. A gain on sale of approximately $2.3 million was recognized as part of the sale. The gain on sale is included in Impairment and other, net in the Consolidated Statements of Operations.
During the second quarter of 2020, the Company sold property, plant, and equipment assets for proceeds totaling $2.7 million and recognized a gain on sale of approximately $1.7 million. The gain on sale is included in Impairment and other, net in the Consolidated Statements of Operations.

21. CONSOLIDATED QUARTERLY FINANCIAL DATA (UNAUDITED)
The following is a summary of the unaudited quarterly results of operations for fiscal years 2020, 2019, and 2018 (dollars in thousands, except per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2020
Net sales	$387,074	$339,153	$351,584	$404,078
Gross profit	$36,743	$34,321	$43,194	$45,496
Net (loss) income	$(106,647)	$(146)	$3,887	$5,494
Basic net (loss) income per share(1)	$(2.01)	$—	$0.07	$0.10
Diluted net (loss) income per share(1)	$(2.01)	$—	$0.07	$0.10
2019
Net sales	$533,174	$626,053	$580,908	$579,001
Gross profit	$68,690	$87,650	$77,735	$72,307
Net income	$14,780	$30,960	$25,460	$18,375
Basic net income per share(1)	$0.27	$0.56	$0.47	$0.34
Diluted net income per share(1)	$0.27	$0.56	$0.46	$0.34
2018
Net sales	$491,319	$612,690	$553,073	$610,196
Gross profit	$64,119	$85,315	$65,162	$69,056
Net income	$21,272	$31,902	$4,664	$11,584
Basic net income per share(1)	$0.37	$0.55	$0.08	$0.21
Diluted net income per share(1)	$0.35	$0.54	$0.08	$0.21
—————————
(1)Basic and diluted net (loss) income per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly net (loss) income per share may differ from annual net (loss) income per share due to rounding.
ITEM 9—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A—CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to provide reasonable assurance to our management and board of directors that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on an evaluation conducted under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020, including those procedures described below, we, including our Chief Executive Officer and our Chief Financial Officer, determined that those controls and procedures were effective.
Changes in Internal Controls
There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fourth quarter of fiscal year 2020 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020, based on criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO). Based on this assessment, management has concluded that internal control over financial reporting is effective as of December 31, 2020.
Ernst & Young LLP, an Independent Registered Public Accounting Firm, has audited the Company’s consolidated financial statements as of and for the year ended December 31, 2020, and its report on internal controls over financial reporting as of December 31, 2020 appears on the following page.

Brent L. Yeagy	President and Chief Executive Officer
Michael N. Pettit	Senior Vice President and Chief Financial Officer

February 25, 2021

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Wabash National Corporation
Opinion on Internal Control over Financial Reporting
We have audited Wabash National Corporation’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Wabash National Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and our report dated February 25, 2021 expressed an unqualified opinion thereon.
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
February 25, 2021

ITEM 9B—OTHER INFORMATION
None.

PART III
ITEM 10—DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The Company hereby incorporates by reference the information contained under the heading “Information About Our Executive Officers” from Item 1 Part I of this Annual Report.
The Company hereby incorporates by reference the information contained under the headings “Delinquent Section 16(a) Reports,” “Proposal 1 - Election of Directors” and “Corporate Governance” from its definitive Proxy Statement to be delivered to stockholders of the Company and filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report in connection with the 2021 Annual Meeting of Stockholders to be held May 11, 2021.
Code of Ethics
As part of our system of corporate governance, our Board of Directors has adopted a Code of Business Conduct and Ethics (“Code of Ethics”) that is specifically applicable to our Chief Executive Officer and Senior Financial Officers. This Code of Ethics is available within the Corporate Governance section of the Investor Relations page of our website at ir.wabashnational.com. The content on any website referred to in this Annual Report on Form 10-K is not incorporated by reference into this Annual Report on Form 10-K unless expressly noted. We will disclose any waivers for our Chief Executive Officer or Senior Financial Officers under, or any amendments to, our Code of Ethics by posting such information on our website at the address above.
ITEM 11—EXECUTIVE COMPENSATION
The Company hereby incorporates by reference the information contained under the headings “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Executive Compensation Tables” and “Corporate Governance—Director Compensation” from its definitive Proxy Statement to be delivered to the stockholders of the Company and filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report in connection with the 2021 Annual Meeting of Stockholders to be held May 11, 2021.
ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The Company hereby incorporates by reference the information contained under the headings “Beneficial Ownership Information—Beneficial Ownership of Common Stock” and “Equity Compensation Plan Information” from its definitive Proxy Statement to be delivered to the stockholders of the Company and filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report in connection with the 2021 Annual Meeting of Stockholders to be held on May 11, 2021.
ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The Company hereby incorporates by reference the information contained under the headings “Corporate Governance—Board Structure and its Role in Oversight—Director Independence” and “Corporate Governance—Related Persons Transactions Policy” from its definitive Proxy Statement to be delivered to the stockholders of the Company and filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report in connection with the 2021 Annual Meeting of Stockholders to be held on May 11, 2021.
ITEM 14—PRINCIPAL ACCOUNTING FEES AND SERVICES
Information required by Item 14 of this form and the audit committee’s pre-approval policies and procedures regarding the engagement of the principal accountant are incorporated herein by reference to the information contained under the heading “Proposal 3—Ratification of Appointment of Independent Registered Public Accounting Firm” from the Company’s definitive Proxy Statement to be delivered to the stockholders of the Company and filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report in connection with the 2021 Annual Meeting of Stockholders to be held on May 11, 2021.
PART IV
ITEM 15—EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)Financial Statements: The Company has included all required financial statements in Item 8 of this Annual Report. The financial statement schedules have been omitted as they are not applicable or the required information is included in the Notes to the consolidated financial statements.
(b)Exhibits: Reference is made to the Exhibit Index of this Annual Report for a list of exhibits filed with this Annual Report or incorporated herein by reference to the document.

ITEM 16 – FORM 10-K SUMMARY
None.
EXHIBIT INDEX

No.	Description
3.01	Amended and Restated Certificate of Incorporation of the Company, as amended (8)
3.02	Amended and Restated Bylaws of the Company, as amended (7)
4.01	Specimen Stock Certificate (1)
4.02	Indenture, dated as of September 26, 2017, by and among Wabash National Corporation, the several guarantors named therein and Wells Fargo Bank, National Association, as trustee (13)
4.03	Form of 5.50% Senior Notes due 2025 (13)
4.04	Second Supplemental Indenture, dated as of August 17, 2018, between Wabash National Corporation, a Delaware corporation, and Wells Fargo Bank, National Association, as trustee (2)
4.05	Description of Securities (17)
10.01#	Corporate Plan for Retirement – Executive Plan (3)
10.02#	Form of Non-Qualified Stock Option Agreement under the 2007 Omnibus Incentive Plan (5)
10.03#	2007 Omnibus Incentive Plan, as amended (6)
10.04#	2011 Omnibus Incentive Plan (9)
10.05#	2017 Omnibus Incentive Plan (12)
10.06#	Change in Control Severance Pay Plan (10)
10.07#	Wabash National Corporation Executive Severance Plan (4)
10.08#	Form of Wabash National Corporation Time-Vesting Restricted Stock Unit Agreement for awards granted to employees under the 2017 Omnibus Incentive Plan (18)
10.09#	Wabash National Corporation Supplemental Plan, effective May 12, 2020 (15)
10.10#	Form of Wabash National Corporation Restricted Stock Unit Agreement under the 2017 Omnibus Incentive Plan (15)
10.11#	Form of Wabash National Corporation Performance-Based Restricted Stock Unit Agreement for awards granted to employees under the 2017 Omnibus Plan (18)
10.12
Second Amended and Restated Credit Agreement dated December 21, 2018 among Wabash National Corporation, certain subsidiaries of Wabash National Corporation, the lenders from time to time party thereto and Wells Fargo Capital Finance, LLC, as administrative agent (11)

10.13
First Amendment to Second Amended and Restated Credit Agreement, dated September 28, 2020, among Wabash National Corporation, certain of its subsidiaries party thereto, Wells Fargo Capital Finance, LLC, as the arranger and administrative agent for the Lenders, and the Lenders party thereto (16)

10.14
Term Loan Credit Agreement, dated September 28, 2020, among Wabash National Corporation, the several lenders from time to time parties thereto, Wells Fargo Bank, National Association as administrative agent, Wells Fargo Securities, LLC, and JP Morgan Chase Bank, N.A. as joint lead arrangers and joint bookrunners (16)

10.15	Form of Indemnification Agreement with Directors and Executive Officers (14)
21.1	List of Significant Subsidiaries (18)
23.1	Consent of Ernst & Young LLP (18)
31.1	Certification of Principal Executive Officer (18)
31.2	Certification of Principal Financial Officer (18)
32.1	Written Statement of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (18)
101	The following materials from Wabash National Corporation’s Annual Report on Form 10-K for the year ended December 31, 2020 are filed herewith, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at December 31, 2020 and 2019, (ii) the Consolidated Statements of Operations for the twelve months ended December 31, 2020, 2019, and 2018, (iii) the Consolidated Statements of Comprehensive (Loss) Income for the twelve months ended December 31, 2020, 2019, and 2018, (iv) the Consolidated Statements of Stockholders’ Equity for the twelve months ended December 31, 2020, 2019, and 2018, (v) the Consolidated Statements of Cash Flows for the twelve months ended December 31, 2020, 2019, and 2018, and (vi) Notes to the Consolidated Financial Statements. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document. (18)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101) (18)

#	Management contract or compensatory plan
(1)	Incorporated by reference to the Registrant’s registration statement on Form S-3 (Registration No. 333-27317) filed on May 16, 1997

(2)	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 30, 2018 (File No. 001-10883)
(3)	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended March 31, 2005 (File No. 001-10883)
(4)	Incorporated by reference to the Registrant’s Form 8-K filed on December 16, 2015 (File No. 001-10883)
(5)	Incorporated by reference to the Registrant’s Form 8-K filed on May 24, 2007 (File No. 001-10883)
(6)	Incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 2007 (File No. 001-10883)
(7)	Incorporated by reference to the Registrant’s Form 8-K filed on August 4, 2009 (File No. 001-10883)
(8)	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 30, 2011 (File No. 001-10883)
(9)	Incorporated by reference to the Registrant’s Form 8-K filed on May 25, 2011 (File No. 001-10883)
(10)	Incorporated by reference to the Registrant’s Form 8-K filed on September 14, 2011 (File No. 001-10883)
(11)	Incorporated by reference to the Registrant’s Form 8-K filed on December 27, 2018 (File No.001-10883)
(12)	Incorporated by reference to the Registrant’s Form S-8 filed on May 18, 2017 (File No. 333-218085)
(13)	Incorporated by reference to the Registrant’s Form 8-K filed on September 26, 2017 (File No. 001-10883)
(14)	Incorporated by reference to the Registrant’s Form 8-K filed on December 15, 2017 (File No. 001-10883)
(15)	Incorporated by reference to the Registrant’s Form 10-Q filed on July 29, 2020 (File No. 001-10883)
(16)	Incorporated by reference to the Registrant’s Form 8-K filed on September 30, 2020 (File No 001-10883)
(17)	Incorporated by reference to the Registrant’s Form 10-K filed on February 25, 2020 (File No 001-10883)
(18)	Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
WABASH NATIONAL CORPORATION

February 25, 2021	By:	/s/ Michael N. Pettit
Michael N. Pettit
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

Signature and Name	Title	Date

/s/ Brent L. Yeagy	President and Chief Executive Officer, Director	February 25, 2021
Brent L. Yeagy	(Principal Executive Officer)

/s/ Michael N. Pettit	Senior Vice President and Chief Financial Officer	February 25, 2021
Michael N. Pettit	(Principal Financial Officer and Principal Accounting Officer)

/s/ Larry J. Magee	Chairman of the Board of Directors	February 25, 2021
Larry J. Magee

/s/ Therese M. Bassett	Director	February 25, 2021
Therese M. Bassett

/s/ John G. Boss	Director	February 25, 2021
John G. Boss

/s/ John E. Kunz	Director	February 25, 2021
John E. Kunz

/s/ Ann D. Murtlow	Director	February 25, 2021
Ann D. Murtlow

/s/ Scott K. Sorensen	Director	February 25, 2021
Scott K. Sorensen

/s/ Stuart A. Taylor II	Director	February 25, 2021
Stuart A. Taylor II