Form 10-Q
period 2021-03-31
WABASH NATIONAL Corp
filed 2021-04-28
CIK 879526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of common stock outstanding at April 23, 2021 was 51,517,070.

WABASH NATIONAL CORPORATION
FORM 10-Q

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements
WABASH NATIONAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	March 31, 2021	December 31, 2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$168,887	$217,677
Accounts receivable, net	134,360	101,301
Inventories, net	227,172	163,750
Prepaid expenses and other	90,225	63,036
Total current assets	620,644	545,764
Property, plant, and equipment, net	206,598	209,676
Goodwill	199,552	199,560
Intangible assets, net	161,097	166,887
Other assets	38,463	39,583
Total assets	$1,226,354	$1,161,470
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$—	$—
Current portion of finance lease obligations	293	348
Accounts payable	170,961	104,425
Other accrued liabilities	127,324	130,980
Total current liabilities	298,578	235,753
Long-term debt	448,214	447,979
Finance lease obligations	—	30
Deferred income taxes	52,333	46,777
Other non-current liabilities	24,927	26,052
Total liabilities	824,052	756,591
Commitments and contingencies
Stockholders’ equity:
Common stock 200,000,000 shares authorized, $0.01 par value, 51,711,291 and 52,536,482 shares outstanding, respectively	757	755
Additional paid-in capital	647,960	644,695
Retained earnings	106,483	107,233
Accumulated other comprehensive income	21,860	7,633
Treasury stock at cost, 24,111,035 and 23,004,607 common shares, respectively	(374,758)	(355,437)
Total stockholders' equity	402,302	404,879
Total liabilities and stockholders’ equity	$1,226,354	$1,161,470

The accompanying notes are an integral part of these Condensed Consolidated Statements.

WABASH NATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited – dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2021	2020
Net sales	$392,003	$387,074
Cost of sales	344,837	350,331
Gross profit	47,166	36,743
General and administrative expenses	22,867	26,192
Selling expenses	6,665	7,998
Amortization of intangible assets	5,798	5,495
Impairment and other, net	621	107,114
Income (loss) from operations	11,215	(110,056)
Other income (expense):
Interest expense	(6,150)	(6,272)
Other, net	(14)	120
Other expense, net	(6,164)	(6,152)
Income (loss) before income tax expense (benefit)	5,051	(116,208)
Income tax expense (benefit)	1,834	(9,561)
Net income (loss)	$3,217	$(106,647)

Net income (loss) per share:
Basic	$0.06	$(2.01)
Diluted	$0.06	$(2.01)
Weighted average common shares outstanding (in thousands):
Basic	52,126	53,156
Diluted	53,044	53,156

Dividends declared per share	$0.08	$0.08

The accompanying notes are an integral part of these Condensed Consolidated Statements.

WABASH NATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited – dollars in thousands)

	Three Months Ended March 31,
	2021	2020
Net income (loss)	$3,217	$(106,647)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(303)	(1,636)
Unrealized gain (loss) on derivative instruments	14,530	(3,883)
Total other comprehensive income (loss)	14,227	(5,519)
Comprehensive income (loss)	$17,444	$(112,166)

The accompanying notes are an integral part of these Condensed Consolidated Statements.

WABASH NATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited – dollars in thousands)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities
Net income (loss)	$3,217	$(106,647)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation	6,432	5,624
Amortization of intangibles	5,798	5,495
Net gain on sale of property, plant and equipment	(193)	(3)
Deferred income taxes	661	(1,849)
Stock-based compensation	2,032	(917)
Impairment	817	107,114
Non-cash interest expense	296	265
Accounts receivable	(33,059)	34,522
Inventories	(63,422)	(59,001)
Prepaid expenses and other	(7,031)	(838)
Accounts payable and accrued liabilities	61,789	8,235
Other, net	259	(2,054)
Net cash used in operating activities	(22,404)	(10,054)
Cash flows from investing activities
Capital expenditures	(4,165)	(6,278)
Proceeds from the sale of property, plant, and equipment	203	25
Net cash used in investing activities	(3,962)	(6,253)
Cash flows from financing activities
Proceeds from exercise of stock options	1,235	—
Dividends paid	(4,253)	(4,482)
Borrowings under revolving credit facilities	114	45,040
Payments under revolving credit facilities	(114)	(40)
Principal payments under finance lease obligations	(85)	(80)
Debt issuance costs paid	—	(9)
Stock repurchases	(19,321)	(10,051)
Net cash (used in) provided by financing activities	(22,424)	30,378
Cash and cash equivalents:
Net (decrease) increase in cash, cash equivalents, and restricted cash	(48,790)	14,071
Cash, cash equivalents and restricted cash at beginning of period	217,677	140,516
Cash, cash equivalents, and restricted cash at end of period	$168,887	$154,587
Supplemental disclosures of cash flow information:
Cash paid for interest	$1,436	$1,543
Refunds received for income taxes	$(403)	$(511)

The accompanying notes are an integral part of these Condensed Consolidated Statements.

WABASH NATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited – dollars in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Losses	Treasury Stock	Total
	Shares	Amount
Balances at December 31, 2020	52,536,482	$755	$644,695	$107,233	$7,633	$(355,437)	$404,879
Net income for the period				3,217			3,217
Foreign currency translation					(303)		(303)
Stock-based compensation	101,083	1	2,031				2,032
Stock repurchase	(1,038,674)					(19,321)	(19,321)
Common stock dividends				(3,967)			(3,967)
Unrealized gain on derivative instruments, net of tax					14,530		14,530
Common stock issued in connection with:
Stock option exercises	112,400	1	1,234				1,235
Balances at March 31, 2021	51,711,291	$757	$647,960	$106,483	$21,860	$(374,758)	$402,302

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Losses	Treasury Stock	Total
	Shares	Amount
Balances at December 31, 2019	53,473,620	$750	$638,917	$221,841	$(3,978)	$(336,542)	$520,988
Net loss for the period				(106,647)			(106,647)
Foreign currency translation					(1,636)		(1,636)
Stock-based compensation	141,223	3	(920)				(917)
Stock repurchase	(766,122)					(10,051)	(10,051)
Common stock dividends				(3,885)			(3,885)
Unrealized loss on derivative instruments, net of tax					(3,883)		(3,883)
Balances at March 31, 2020	52,848,721	$753	$637,997	$111,309	$(9,497)	$(346,593)	$393,969

The accompanying notes are an integral part of these Condensed Consolidated Statements.

WABASH NATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. BASIS OF PRESENTATION
The condensed consolidated financial statements of Wabash National Corporation (the “Company”) have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying condensed consolidated financial statements contain all material adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position of the Company, its results of operations, and its cash flows. The condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
2. NEW ACCOUNTING PRONOUNCEMENTS
In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting,” which provides practical expedients and exceptions for applying Generally Accepted Accounting Principles (“GAAP”) to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The expedients and exceptions provided by the amendments in this update apply only to contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued as a result of reference rate reform. These amendments are not applicable to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022. ASU No. 2020-04 is effective as of March 12, 2020 through December 31, 2022 and may be applied to contract modifications and hedging relationships from the beginning of an interim period that includes or is subsequent to March 12, 2020. The Company will adopt this standard when LIBOR is discontinued. The Company is evaluating the impact the new standard will have on our condensed consolidated financial statements and related disclosures but does not anticipate a material impact.
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

4. GOODWILL
Goodwill and Q1 2020 Impairment
As of March 31, 2021, goodwill allocated to our Commercial Trailer Products, Diversified Products (“DPG”), and Final Mile Products (“FMP”) segments was approximately $2.6 million, $125.0 million, and $71.9 million, respectively. The Company considered whether there were any indicators of impairment during the three months ended March 31, 2021 and concluded there were none.
The Company did not perform in-line with expectations during the first quarter of 2020, partially as a result of the COVID-19 pandemic. In addition, subsequent to December 31, 2019, the Company’s share price and market capitalization declined. As a result, indicators of impairment were identified and the Company performed an interim quantitative assessment as of March 31, 2020, utilizing a combination of the income and market approaches, which were weighted evenly. The results of the quantitative analysis indicated the carrying value of the FMP and Tank Trailers (which is within the DPG segment) reporting units exceeded their respective fair values and, accordingly, goodwill impairment charges of $95.8 million and $11.0 million, respectively, were recorded during the first quarter of 2020. The goodwill impairment charges, which were based on Level 3 fair value measurements, are included in Impairment and other, net in the Condensed Consolidated Statements of Operations.
The changes in the carrying amounts of goodwill from December 31, 2019 through the three-month period ended March 31, 2021 were as follows (in thousands):

	Commercial Trailer Products	Diversified Products	Final Mile Products	Total
Balance at December 31, 2019
Goodwill	4,288	140,686	167,715	312,689
Accumulated impairment losses	(1,663)	—	—	(1,663)
Net balance as of December 31, 2019	2,625	140,686	167,715	311,026
Goodwill impairments	—	(10,971)	(95,766)	(106,737)
Impact of divestiture on goodwill	—	(4,685)	—	$(4,685)
Effects of foreign currency	—	(44)	—	(44)
Balance at December 31, 2020
Goodwill	4,288	135,957	167,715	307,960
Accumulated impairment losses	(1,663)	(10,971)	(95,766)	(108,400)
Net balance as of December 31, 2020	2,625	124,986	71,949	199,560
Effects of foreign currency	—	(8)	—	(8)
Balance at March 31, 2021
Goodwill	4,288	135,949	167,715	307,952
Accumulated impairment losses	(1,663)	(10,971)	(95,766)	(108,400)
Net balance as of March 31, 2021	2,625	124,978	71,949	199,552

5. INVENTORIES, NET
Inventories are stated at the lower of cost, determined on either the first-in, first-out or average cost method, or net realizable value. Inventories, net of reserves, consist of the following components (in thousands):

	March 31, 2021	December 31, 2020
Raw materials and components	$134,085	$99,418
Finished goods	77,747	44,695
Work in progress	8,806	11,592
Aftermarket parts	5,453	6,567
Used trailers	1,081	1,478
	$227,172	$163,750

6. PREPAID EXPENSES AND OTHER
Prepaid expenses and other current assets consist of the following (in thousands):

	March 31, 2021	December 31, 2020
Chassis converter pool agreements	$18,234	$17,767
Assets held for sale	2,247	1,897
Income tax receivables	16,532	18,073
Insurance premiums & maintenance/subscription agreements	9,235	4,384
Commodity swap contracts	33,091	13,750
All other	10,886	7,165
	$90,225	$63,036
Chassis converter pool agreements represent chassis transferred to the Company on a restricted basis by the manufacturer, who retains the sole authority to authorize commencement of work on the chassis and to make certain other decisions with respect to the chassis including the terms and pricing of sales to the manufacturer’s dealers. Assets held for sale are related to land parcels and property, plant, and equipment assets that are unused and are actively being marketed for sale. Insurance premiums and maintenance/subscription agreements are charged to expense over the contractual life, which is generally one year or less. As further described in Note 8, commodity swap contracts relate to our hedging activities (that are in an asset position) to mitigate the risks associated with fluctuations in commodity prices. Other items primarily consist of contract assets related to contracts for which the Company recognizes revenue over time, and investments held by the Company’s captive insurance subsidiary. There is no restricted cash included in prepaid expenses and other current assets as of March 31, 2021 and December 31, 2020.
7. DEBT
Long-term debt consists of the following (in thousands):

	March 31, 2021	December 31, 2020
Senior Notes due 2025	$315,000	$315,000
New Term Loan Credit Agreement due 2027	138,835	138,835
	453,835	453,835
Less: unamortized discount and fees	(5,621)	(5,856)
Less: current portion	—	—
	$448,214	$447,979
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
The indenture for the Senior Notes contains customary events of default and covenants. As of March 31, 2021, the Company was in compliance with all covenants.

Contractual coupon interest expense and accretion of discount and fees for the Senior Notes for the three-month periods ended March 31, 2021 and 2020, was $4.5 million and $4.6 million, respectively. Contractual coupon interest expense and accretion of discount and fees are included in Interest expense on the Company’s Condensed Consolidated Statements of Operations.
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
The Revolving Credit Agreement contains various customary covenants. In addition, the Company will be required to maintain a minimum fixed charge coverage ratio of not less than 1.0 to 1.0 as of the end of any period of 12 fiscal months when excess availability under the Revolving Credit Agreement is less than 10% of the total revolving commitment. The Company was in compliance with all covenants as of March 31, 2021.
During the three-month period ended March 31, 2021, and as of March 31, 2021, there were no amounts outstanding under the Revolving Facility. The Company paid no interest under the Revolving Credit Agreement during the three-month period ended March 31, 2021.
During the three-month period ended March 31, 2020, the Company drew $45.0 million under the Revolving Credit Agreement as a precautionary measure in response to the uncertainty caused by the COVID-19 pandemic. As of March 31, 2020, outstanding borrowings totaled $45.0 million, of which none was classified as current on the Company’s Condensed Consolidated Balance Sheets. For the three-month period ended March 31, 2020, the Company paid less than $0.1 million of interest. During the second quarter of 2020, the Company repaid the $45.0 million in outstanding borrowings.
The Company’s liquidity position, defined as cash on hand and available borrowing capacity on the Revolving Facility, amounted to $337.3 million as of March 31, 2021 and $384.0 million as of December 31, 2020.

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
The New Term Loan Credit Agreement contains customary covenants limiting the ability of the Company and its subsidiaries to, among other things, pay cash dividends, incur debt or liens, redeem or repurchase stock, enter into transactions with affiliates, merge, dissolve, pay off subordinated indebtedness, make investments and dispose of assets. As of March 31, 2021, the Company was in compliance with all covenants.
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
As of March 31, 2021, the Company had $138.8 million outstanding under the New Term Loan Credit Agreement, of which none was classified as current on the Company’s Condensed Consolidated Balance Sheets. For the three-month period ended March 31, 2021, the Company paid interest of $1.4 million under the New Term Loan Credit Agreement and made no principal payments. For the three-month period ended March 31, 2020, under the Old Term Loan Credit Agreement the Company paid interest of $1.4 million and made no principal payments.
For each three-month period ended March 31, 2021 and 2020, the Company incurred charges of less than $0.1 million for amortization of fees and original issuance discount. Amortization of fees and original issuance discount are included in Interest expense in the Condensed Consolidated Statements of Operations.
8. FINANCIAL DERIVATIVE INSTRUMENTS
Commodity Pricing Risk
As of March 31, 2021, the Company was party to commodity swap contracts for specific commodities with notional amounts of approximately $129.0 million. The Company uses commodity swap contracts to mitigate the risks associated with fluctuations in commodity prices impacting its cash flows related to inventory purchases from suppliers. The Company does not hedge all commodity price risk.
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

Financial Statement Presentation
As of March 31, 2021 and December 31, 2020, the fair value carrying amount of the Company’s derivative instruments were recorded as follows (in thousands):

		Asset / (Liability) Derivatives
	Balance Sheet Caption	March 31, 2021	December 31, 2020
Derivatives designated as hedging instruments
Commodity swap contracts	Prepaid expenses and other	$33,091	$13,750
Commodity swap contracts	Accounts payable and Other accrued liabilities	(1,625)	(366)
Total derivatives designated as hedging instruments		$31,466	$13,384

The following table summarizes the gain or loss recognized in AOCI as of March 31, 2021 and December 31, 2020 and the amounts reclassified from AOCI into earnings for the three months ended March 31, 2021 and 2020 (in thousands):

	Amount of Gain Recognized in AOCI on Derivatives (Effective Portion, net of tax)		Location of Gain (Loss) Reclassified from AOCI into Earnings (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Earnings

	March 31, 2021	December 31, 2020		Three Months Ended March 31,
				2021	2020
Derivatives instruments
Commodity swap contracts	$24,345	$9,815	Cost of sales	$1,035	$(1,785)

Over the next 12 months, the Company expects to reclassify approximately $32.5 million of pretax deferred gains, related to the commodity swap contracts, from AOCI to cost of sales as inventory purchases are settled.
9. LEASES
The Company records a right-of-use ("ROU") asset and lease liability for substantially all leases for which it is a lessee, in accordance with Accounting Standards Codification (“ASC”) 842. Leases with an initial term of 12 months or less are not recorded on the balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term. The Company has no significant lease agreements in place for which the Company is a lessor. At inception of a contract, the Company considers all relevant facts and circumstances to assess whether or not the contract represents a lease by determining whether or not the contract conveys the right to control the use of an identified asset, either explicit or implicit, for a period of time in exchange for consideration.
The Company leases certain industrial spaces, office spaces, land, and equipment. Some leases include one or more options to renew, with renewal terms that can extend the lease term from generally one to 5 years. The exercise of lease renewal options is at the Company’s sole discretion, and are included in the lease term only to the extent such renewal options are reasonably certain of being exercised at lease commencement. Certain leases also include options to purchase the leased property. The depreciable life of assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise. During the three months ended March 31, 2021, leased assets obtained in exchange for new operating lease liabilities were insignificant. During the three months ended March 31, 2020, leased assets obtained in exchange for new operating lease liabilities totaled approximately $1.5 million. As of March 31, 2021, obligations related to operating leases that we have executed but have not yet commenced totaled approximately $1.8 million on a non-discounted basis, which we generally expect to be recognized over the next 10 years.

Leased assets and liabilities included within the Condensed Consolidated Balance Sheets consist of the following (in thousands):

	Classification	March 31, 2021	December 31, 2020
Right-of-Use Assets
Operating	Other assets	$9,837	$10,842
Finance	Property, plant and equipment, net of depreciation	2,766	2,802
Total leased ROU assets		$12,603	$13,644
Liabilities
Current
Operating	Other accrued liabilities	$3,768	$4,117
Finance	Current portion of finance lease obligations	293	348
Noncurrent
Operating	Non-current liabilities	6,309	6,967
Finance	Finance lease obligations	—	30
Total lease liabilities		$10,370	$11,462

Lease costs included in the Condensed Consolidated Statements of Operations consist of the following (in thousands):

	Classification	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Operating lease cost	Cost of sales, selling expenses and general and administrative expense	$1,255	$1,398
Finance lease cost
Amortization of ROU leased assets	Depreciation and amortization within Cost of sales	36	36
Interest on lease liabilities	Interest expense	8	21
Net lease cost		$1,299	$1,455

Maturity of the Company’s lease liabilities as of March 31, 2021 is as follows (in thousands):

	Operating Leases	Finance Leases	Total
2021 (remainder)	$3,337	$271	$3,608
2022	3,067	30	3,097
2023	2,211	—	2,211
2024	1,111	—	1,111
2025	563	—	563
Thereafter	722	—	722
Total lease payments	$11,011	$301	$11,312
Less: interest	934	8
Present value of lease payments	$10,077	$293

As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. Remaining lease term and discount rates are as follows:

	March 31, 2021	December 31, 2020
Weighted average remaining lease term (years)
Operating leases	3.5	3.6
Finance leases	0.8	1.1
Weighted average discount rate
Operating leases	5.08%	5.07%
Finance leases	6.16%	6.16%

Lease costs included in the Condensed Consolidated Statements of Cash Flows are as follows (in thousands):

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,258	$1,377
Operating cash flows from finance leases	$5	$10
Financing cash flows from finance leases	$85	$80

10. OTHER ACCRUED LIABILITIES
The following table presents the major components of Other accrued liabilities (in thousands):

	March 31, 2021	December 31, 2020
Warranty	$20,658	$20,570
Chassis converter pool agreements	18,234	17,767
Payroll and related taxes	12,436	16,163
Customer deposits	31,118	37,792
Self-insurance	14,211	12,086
Accrued interest	8,699	4,368
Operating lease obligations	3,768	4,117
Accrued taxes	6,375	4,790
All other	11,825	13,327
	$127,324	$130,980
The following table presents the changes in the product warranty accrual included in Other accrued liabilities (in thousands):

	2021	2020
Balance as of January 1	$20,570	$22,575
Provision for warranties issued in current year	1,397	973
Payments	(1,309)	(1,203)
Balance as of March 31	$20,658	$22,345
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
Fair value measurements and the fair value hierarchy level for the Company’s assets and liabilities measured at fair value on a recurring basis, are shown below (in thousands):

	Frequency	Asset / (Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2021
Commodity swap contracts	Recurring	31,466	—	31,466	—
Mutual funds	Recurring	5,050	5,050	—	—
Life-insurance contracts	Recurring	17,229	—	17,229	—
December 31, 2020
Commodity swap contracts	Recurring	13,384	—	13,384	—
Mutual funds	Recurring	5,331	5,331	—	—
Life-insurance contracts	Recurring	16,930	—	16,930	—
Estimated Fair Value of Debt
The estimated fair value of debt at March 31, 2021 consists of the Senior Notes due 2025 and borrowings under the New Term Loan Credit Agreement. The fair value of the Senior Notes due 2025 and New Term Loan Credit Agreement are based upon third party pricing sources, which generally do not represent daily market activity or represent data obtained from an exchange, and are classified as Level 2. The interest rates on the Company’s borrowings under the Revolving Facility are adjusted regularly to reflect current market rates and thus when any amounts are outstanding carrying value approximates fair value for these borrowings.

The Company’s carrying and estimated fair value of debt at March 31, 2021 and December 31, 2020 were as follows (in thousands):

	March 31, 2021				December 31, 2020
	Carrying Value	Fair Value			Carrying Value	Fair Value
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Instrument
Senior Notes due 2025	$311,525	$—	$319,313	$—	$311,357	$—	$319,140	$—
New Term Loan Credit Agreement	136,689	—	136,860	—	136,622	—	136,280	—
	$448,214	$—	$456,173	$—	$447,979	$—	$455,420	$—
The fair value of debt is based on current public market prices for disclosure purposes only. Unrealized gains or losses are not recognized in the financial statements as long-term debt is presented at carrying value, net of unamortized premium or discount and unamortized deferred financing costs.
12. COMMITMENTS AND CONTINGENCIES
As of March 31, 2021, the Company was named as a defendant or was otherwise involved in numerous legal proceedings and governmental examinations, in connection with the conduct of its business activities, in various jurisdictions, both in the United States and internationally. On the basis of information currently available to it, management does not believe that existing proceedings and investigations will have a material impact on our consolidated financial condition or liquidity if determined in a manner adverse to the Company. However, such matters are unpredictable, and we could incur judgments or enter into settlements for current or future claims that could materially and adversely affect our financial statements. Costs associated with the litigation and settlements of legal matters are reported within General and administrative expenses in the Condensed Consolidated Statements of Operations.
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
On November 13, 2019, the Company received a notice that it was considered one of several PRPs by the Indiana Department of Environmental Management (“IDEM”) under CERCLA and state law related to substances found in soil and groundwater at a property located at 817 South Earl Avenue, Lafayette, Indiana (the “Site”). The Company has never owned or operated the Site, but the Site is near certain of the Company’s owned properties. The Company has agreed to implement a limited work plan to further investigate the source of the contamination at the Site and have worked with IDEM and other PRPs to finalize the terms of the work plan. The Company submitted its initial site investigation report to IDEM during the third quarter of 2020, indicating that the data collected by the Company’s consultant confirmed that the Company’s properties are not the source of contamination at the Site. IDEM issued to the PRPs a request for a Further Site Investigation (“FSI”) work plan, and with IDEM’s permission the Company submitted a Work Plan Addendum on December 17, 2020 for limited additional groundwater sampling work in lieu of a full FSI work plan. IDEM approved the Work Plan Addendum and the additional work was conducted in March 2021. The results are currently being analyzed. As of March 31, 2021, based on the information available, the Company does not expect this matter to have a material adverse effect on its financial condition or results of operations.

Chassis Converter Pool Agreements
The Company, through Supreme, obtains most vehicle chassis for its specialized vehicle products directly from the chassis manufacturers under converter pool agreements. Chassis are obtained from the manufacturers based on orders from customers, and in some cases, for unallocated orders. The agreements generally state that the manufacturer will provide a supply of chassis to be maintained at the Company’s facilities with the condition that we will store such chassis and will not move, sell, or otherwise dispose of such chassis except under the terms of the agreement. In addition, the manufacturer typically retains the sole authority to authorize commencement of work on the chassis and to make certain other decisions with respect to the chassis including the terms and pricing of sales of the chassis to the manufacturer’s dealers. The manufacturer also does not transfer the certificate of origin to the Company nor permit the Company to sell or transfer the chassis to anyone other than the manufacturer (for ultimate resale to a dealer). Although the Company is party to related finance agreements with manufacturers, the Company has not historically settled, nor expects to in the future settle, any related obligations in cash. Instead, the obligation is settled by the manufacturer upon reassignment of the chassis to an accepted dealer, and the dealer is invoiced for the chassis by the manufacturer. Accordingly, as of March 31, 2021, the Company’s outstanding chassis converter pool with the manufacturer totaled $18.2 million and has included this financing agreement on the Company’s Condensed Consolidated Balance Sheets within Prepaid expenses and other and Other accrued liabilities. All other chassis programs through its Supreme subsidiary are handled as consigned inventory belonging to the manufacturer and totaled approximately $5.9 million. Under these agreements, if the chassis is not delivered to a customer within a specified time frame the Company is required to pay a finance or storage charge on the chassis. Additionally, the Company receives finance support funds from manufacturers when the chassis are assigned into the Company’s chassis pool. Typically, chassis are converted and delivered to customers within 90 days of the receipt of the chassis by the Company.
13. NET INCOME (LOSS) PER SHARE
Basic earnings per share is calculated based on the weighted average number of common shares outstanding during the period. Diluted earnings per share is determined based on the weighted average number of common shares outstanding during the period combined with the incremental average common shares that would have been outstanding assuming the conversion of all potentially dilutive common shares into common shares as of the earliest date possible. The calculation of basic and diluted net income (loss) per share is determined using net income (loss) applicable to common stockholders as the numerator and the number of shares included in the denominator as shown below (in thousands, except per share amounts). Due to the net loss applicable to common stockholders for the three-month period ended March 31, 2020, no securities had a dilutive impact for this period.

	Three Months Ended March 31,
	2021	2020
Basic net income (loss) per share:
Net income (loss) applicable to common stockholders	$3,217	$(106,647)
Weighted average common shares outstanding	52,126	53,156
Basic net income (loss) per share	$0.06	$(2.01)

Diluted net income (loss) per share:
Net income (loss) applicable to common stockholders	$3,217	$(106,647)

Weighted average common shares outstanding	52,126	53,156
Dilutive stock options and restricted stock	918	—
Diluted weighted average common shares outstanding	53,044	53,156
Diluted net income (loss) per share	$0.06	$(2.01)

14. STOCK-BASED COMPENSATION
The Company recognizes all share-based payments based upon their fair value. The Company grants restricted stock units subject to specific service, performance, and/or market conditions. The Company’s policy is to recognize expense for awards that have service conditions only subject to graded vesting using the straight-line attribution method. The fair value of service and performance-based units is based on the market price of a share of underlying common stock at the date of grant. The fair values of the awards that contain market conditions are estimated using a Monte Carlo simulation approach in a risk-neutral framework to model future stock price movements based upon historical volatility, risk-free rates of return, and correlation matrix. The amount of compensation costs related to restricted stock units and performance units not yet recognized was $17.2 million at March 31, 2021, for which the expense will be recognized through 2024.
15. STOCKHOLDERS’ EQUITY
Share Repurchase Program
In November 2018, the Company announced that the Board of Directors approved the repurchase of an additional $100 million in shares of common stock over a three-year period. This authorization was an increase to the previous $100 million repurchase programs approved in February 2017 and February 2016. The repurchase program is set to expire on February 28, 2022. Stock repurchases under this program may be made in the open market or in private transactions at times and in amounts determined by the Company. As of March 31, 2021, $33.3 million remained available under the program.
Common and Preferred Stock
The Board of Directors has the authority to issue common and unclassed preferred stock of up to 200 million shares and 25 million shares, respectively, with par value of $0.01 per share, as well as to fix dividends, voting and conversion rights, redemption provisions, liquidation preferences, and other rights and restrictions.
Accumulated Other Comprehensive Income (Loss)
Changes in AOCI by component, net of tax, for the three months ended March 31, 2021 are summarized as follows (in thousands):

	Foreign Currency Translation	Derivative Instruments	Total
Balances at December 31, 2020	$(2,182)	$9,815	$7,633
Net unrealized gains (losses) arising during the period(a)	(303)	15,305	15,002
Less: Net realized gains (losses) reclassified to net income(b)	—	775	775
Net change during the period	(303)	14,530	14,227
Balances at March 31, 2021	(2,485)	24,345	21,860
—————————
(a) Derivative instruments net of $5.2 million of tax liability for the three months ended March 31, 2021.
(b) Derivative instruments net of $0.3 million of tax liability for the three months ended March 31, 2021.

Changes in AOCI by component, net of tax, for the three months ended March 31, 2020 are summarized as follows (in thousands):

	Foreign Currency Translation	Derivative Instruments	Total
Balances at December 31, 2019	$(1,866)	$(2,112)	$(3,978)
Net unrealized gains (losses) arising during the period(c)	(1,636)	(5,217)	(6,853)
Less: Net realized gains (losses) reclassified to net loss(d)	—	(1,334)	(1,334)
Net change during the period	(1,636)	(3,883)	(5,519)
Balances at March 31, 2020	(3,502)	(5,995)	(9,497)
—————————
(c) Derivative instruments net of $1.8 million of tax benefit for the three months ended March 31, 2020.
(d) Derivative instruments net of $0.5 million of tax benefit for the three months ended March 31, 2020.

16. INCOME TAXES
For the three months ended March 31, 2021, the Company recognized income tax expense of $1.8 million compared to an income tax benefit of $9.6 million for the same period in the prior year. The effective tax rates for the first three months of 2021 and 2020 were 36.3% and 8.2%, respectively. For the first three months of 2021, the effective tax rate differs from the US Federal statutory rate of 21% primarily due to the impact of state and local taxes and discrete items incurred related to stock-based compensation. For the first three months of 2020, the effective tax rate differs from the US Federal statutory rate of 21% primarily due to the impact of state and local taxes, impairment of non-deductible goodwill, provisions related to the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) passed in March 2020, and discrete items incurred related to stock-based compensation.
Certain provisions of the CARES Act had a significant impact on the effective tax rate, income tax payable, and deferred income tax positions of the Company for 2020. The CARES Act permits net operating losses (“NOLs”) incurred in tax years 2020, 2019, and 2018 to offset 100% of taxable income and be carried-back to each of the five preceding taxable years to generate a refund of previously paid income taxes. The Company evaluated the impact of the CARES Act during the year ended December 31, 2020 and recorded an income tax receivable of $13.2 million for the benefit of carrying back the NOL for the year ended December 31, 2020. As the Company is carrying the losses back to years beginning before January 1, 2018, the receivable was recorded at the previous 35% federal tax rate rather than the current statutory rate of 21%.
17. LONG-LIVED ASSETS
During the first quarter of 2021, the Company impaired unused and obsolete property, plant, and equipment assets totaling approximately $0.8 million. The impairment charges are included in Impairment and other, net in the Condensed Consolidated Statements of Operations.
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

Reportable segment information is as follows (in thousands):

Three Months Ended March 31, 2021	Commercial Trailer Products	Diversified Products	Final Mile Products	Corporate and Eliminations	Consolidated
Net sales
External customers	$246,771	$68,167	$77,065	$—	$392,003
Intersegment sales	938	5,841	—	(6,779)	—
Total net sales	$247,709	$74,008	$77,065	$(6,779)	$392,003

Income (loss) from operations	$20,865	$6,089	$(3,947)	$(11,792)	$11,215
Assets	$300,257	$273,176	$377,815	$275,106	$1,226,354

Three Months Ended March 31, 2020	Commercial Trailer Products	Diversified Products	Final Mile Products	Corporate and Eliminations	Consolidated
Net sales
External customers	$250,945	$75,859	$60,270	$—	$387,074
Intersegment sales	30	7,099	—	(7,129)	—
Total net sales	$250,975	$82,958	$60,270	$(7,129)	$387,074

Income (loss) from operations	$15,871	$(6,070)	$(108,041)	$(11,816)	$(110,056)
Assets	$359,699	$301,883	$413,693	$150,136	$1,225,411
b.  Product Information
The Company offers products primarily in four general categories: (1) new trailers, (2) used trailers, (3) components, parts and service, and (4) equipment and other. The following table sets forth the major product categories and their percentage of consolidated net sales (dollars in thousands):

Three Months Ended March 31, 2021	Commercial Trailer Products	Diversified Products	Final Mile Products	Eliminations	Consolidated
New trailers	$238,665	$30,266	$—	$—	$268,931	68.6%
Used trailers	165	847	—	—	1,012	0.3%
Components, parts and service	5,941	29,966	3,723	(5,843)	33,787	8.6%
Equipment and other	2,938	12,929	73,342	(936)	88,273	22.5%
Total net sales	$247,709	$74,008	$77,065	$(6,779)	$392,003	100.0%

Three Months Ended March 31, 2020	Commercial Trailer Products	Diversified Products	Final Mile Products	Eliminations	Consolidated
New trailers	$237,901	$43,312	$—	$—	$281,213	72.7%
Used trailers	318	1,210	—	—	1,528	0.4%
Components, parts and service	9,272	26,082	3,722	(7,100)	31,976	8.3%
Equipment and other	3,484	12,354	56,548	(29)	72,357	18.7%
Total net sales	$250,975	$82,958	$60,270	$(7,129)	$387,074	100.0%

19. SUBSEQUENT EVENTS
In April 2021, the Company made a voluntarily payment of $15.0 million under the New Term Loan Credit Agreement. A loss on debt extinguishment charge of approximately $0.2 million will be recorded as part of the repayment.

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
Although we believe that the expectations expressed in our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and are subject to inherent risks and uncertainties, such as those disclosed in this Quarterly Report. Important risks and factors that could cause our actual results to be materially different from our expectations include the factors that are disclosed in “Item 1A-Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020. Each forward-looking statement contained in this Quarterly Report reflects our management’s view only as of the date on which that forward-looking statement was made. We are not obligated to update forward-looking statements or publicly release the result of any revisions to them to reflect events or circumstances after the date of this Quarterly Report or to reflect the occurrence of unanticipated events, except as required by law.

COVID-19 Update
In March 2020, a global pandemic was declared by the World Health Organization (the “WHO”) related to COVID-19. This pandemic continues to create significant uncertainties and disruption in the global economy. We are closely monitoring the most recent developments regarding the pandemic, and we continue to remain focused on the health and safety of our employees, as well as the health of our business, both in the short and long-term. We monitor, evaluate, and manage our operating plans in light of the most recent developments on an ongoing basis. Further, we continue to adhere to best-practice safe guidelines by recognized health experts, like the WHO, as well as any applicable government mandates related to the COVID-19 pandemic. We remain focused on business continuity and seeking to ensure our facilities remain operational where safe and appropriate to do so.
The safety and well-being of our employees has been, and will remain, our highest priority. In early March 2020, we assembled a pandemic response team to manage the changes necessary to adapt to the rapidly-changing environment. This response team continues to meet regularly with our senior leadership team to provide updates and continuously monitor the most recent developments. Actions we have taken to protect our employees include, but are not limited to:
▪Within our factories, we are providing personal protective equipment for our employees, conducting daily health monitoring, and have modified our operations to embrace social distancing where possible.
▪Within our office environments, a number of our employees remain working remotely. This allows ample space for those coming in to the office to spread out and distance effectively.
▪We are utilizing daily health screenings and self-declaration for employees, contractors, and visitors, and we are encouraging employees with symptoms to stay home.
▪We have implemented pandemic continuity plans.
▪We are informing our employees about the vaccines and encouraging them to get vaccinated.
We continue to monitor the evolving situation and guidance from international and domestic authorities, including federal, state and local public health authorities, and may take additional actions based on their requirements and recommendations.
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

Results of Operations
The following table sets forth certain operating data as a percentage of net sales for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
Net sales	100.0%	100.0%
Cost of sales	88.0%	90.5%
Gross profit	12.0%	9.5%

General and administrative expenses	5.8%	6.8%
Selling expenses	1.7%	2.1%
Amortization of intangibles	1.5%	1.4%
Impairment and other, net	0.2%	27.7%
Income (loss) from operations	2.8%	(28.5%)

Interest expense	(1.6%)	(1.6%)
Other, net	—%	—%
Income (loss) before income tax expense (benefit)	1.2%	(30.1%)

Income tax expense (benefit)	0.5%	(2.5%)
Net income (loss)	0.7%	(27.6%)
For the three-month period ended March 31, 2021, we recorded net sales of $392.0 million compared to $387.1 million in the prior year period. Net sales for the three-month period ended March 31, 2021 increased $4.9 million, or 1.3%, compared to the prior year period, due primarily to a 34.7% increase in new truck body unit shipments on stronger demand in the final mile space, which contributed to a 27.9% increase in sales within the Final Mile Products reportable segment. This increase in sales in the Final Mile Products reportable segment was partially offset by decreases of 1.3% and 10.8% in the Commercial Trailer Products and Diversified Products reportable segments, respectively, which are further described below. Gross profit margin increased to 12.0% in the first quarter of 2021 compared to 9.5% in the prior year period primarily driven by higher volumes and continued realization of cost containment measures implemented during 2020, including headcount reductions. While we have observed an increase in overall industry demand thus far during 2021 compared to 2020’s suppressed levels, we have experienced some challenges as we ramp-up production and hire additional labor. However, we are focused on positioning ourselves to profitably capitalize on the increase in demand and industry upswings.
For the three-month period ended March 31, 2021, selling, general and administrative expenses declined $4.7 million as compared to the same period in 2020. The decrease compared to the same period in the prior year was primarily attributable to lower employee-related costs, including employee incentive and benefit programs, as well as lower travel and marketing-related expenses. The overall decreases were largely due to the continued realization of cost containment measures implemented during 2020, including headcount reductions and other cost containment measures. As a percentage of net sales, selling, general and administrative expenses decreased to 7.6% in the first quarter of 2021 as compared to 8.8% in the prior year period.
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

Three Months Ended March 31, 2021 Compared with the Three Months Ended March 31, 2020
Net Sales
Net sales in the first quarter of 2021 increased $4.9 million, or 1.3%, compared to the first quarter of 2020. By business segment, prior to the elimination of intercompany sales, sales and related units sold were as follows (dollars in thousands):

	Three Months Ended March 31,		Change
	2021	2020	Amount	%
	(prior to elimination of intersegment sales)
Sales by Segment
Commercial Trailer Products	$247,709	$250,975	$(3,266)	(1.3%)
Diversified Products	74,008	82,958	(8,950)	(10.8%)
Final Mile Products	77,065	60,270	16,795	27.9%
Eliminations	(6,779)	(7,129)	350
Total	$392,003	$387,074	$4,929	1.3%

New Trailers	(units)
Commercial Trailer Products	9,250	8,525	725	8.5%
Diversified Products	420	625	(205)	(32.8%)
Total	9,670	9,150	520	5.7%

Used Trailers	(units)
Commercial Trailer Products	15	35	(20)	(57.1%)
Diversified Products	25	35	(10)	(28.6%)
Total	40	70	(30)	(42.9%)
Commercial Trailer Products segment sales, prior to the elimination of intersegment sales, were $247.7 million for the first quarter of 2021, a decrease of $3.3 million, or 1.3%, compared to the first quarter of 2020. New trailers shipped during the first quarter of 2021 totaled 9,250 trailers compared to 8,525 trailers in the prior year period, an increase of 8.5%. The 8.5% increase in new trailer shipments resulted in a 0.3% increase in new trailer revenue. Revenue per new trailer unit decreased 7.6% from the prior year period due to product mix (a higher mix of pup trailers in the current year) and customer mix. Sales of our parts and service product offerings totaled $5.9 million for the first quarter of 2021, a decrease of $3.3 million, or 36%, as compared to the prior year period, primarily due to the closure of several service locations.
Diversified Products segment sales, prior to the elimination of intersegment sales, were $74.0 million for the first quarter of 2021, a decrease of $9.0 million, or 10.8%, compared to the first quarter of 2020. New trailer shipments for the first quarter of 2021 totaled 420 units compared to 625 units in the prior year period, resulting in a decrease in new trailer revenue of $13.0 million, or 30.1%. The decreases in new trailer shipments and revenue is primarily attributable to the sale of Beall® in Q4 2020, which accounted for approximately $5.8 million of revenue during the first quarter of 2020, as well as production ramp-up issues and certain raw material shortages. However, revenue per new trailer unit increased 2.1% year-over-year. Sales of our parts and service product offerings totaled $30.0 million for the first quarter of 2021, an increase of $3.9 million or 14.9% as compared to the prior year period due to strong demand in this market segment. Equipment and other revenue increased $0.6 million, or 4.7%, compared to the prior year period.
Final Mile Products segment sales, prior to the elimination of intersegment sales, were $77.1 million in the first quarter of 2021, an increase of $16.8 million, or 27.9%, compared to the first quarter of 2020. New truck body sales increased $17.0 million, or 30.7%. The increase in truck body sales is primarily due to a 35.8% increase in truck body unit shipments in the first quarter of 2021 compared to the prior year period. Parts and service revenue was materially consistent with the prior year period. The overall increase in net sales compared to the prior year period is attributable to stronger demand in this market segment.
Cost of Sales
Cost of sales was $344.8 million in the first quarter of 2021, a decrease of $5.5 million, or 1.6%, compared to the prior year period. Cost of sales is comprised of material costs, a variable expense, and other manufacturing costs, comprised of both fixed and variable expenses, including direct and indirect labor, outbound freight, and overhead expenses.

Commercial Trailer Products segment cost of sales was $220.5 million in the first quarter of 2021, a decrease of $6.7 million, or 2.9%, compared to the prior year period. While new trailer production increased, the decrease in cost of sales was primarily driven by lower manufacturing costs, including a $3.8 million decrease in materials costs due to the change in product mix. An additional decrease relates to lower operating and employee-related costs, due in part to the continued realization of cost containment measures implemented during 2020 to reduce our operating costs.
Diversified Products segment cost of sales was $58.9 million in the first quarter of 2021, a decrease of $8.9 million, or 13.1%, compared to the prior period. The decrease in cost of sales was primarily due to lower sales volumes, which resulted in lower materials costs of $2.6 million as well as a decrease in direct/indirect labor costs of $1.5 million. The lower sales and shipments were driven by the sale of Beall® in Q4 2020 and production ramp-up issues.
Final Mile Product segment cost of sales was $70.6 million in the first quarter of 2021, an increase of $10.1 million, or 16.7%, compared to the prior period. The increase, which was primarily driven by higher sales and production volumes on stronger demand, was due to a $7.6 million increase in materials costs and higher labor costs. These increases were partially offset by lower fixed costs, due in part to the continued realization of cost containment measures implemented during 2020.
Gross Profit
Gross profit was $47.2 million in the first quarter of 2021, an increase of $10.4 million from the prior year period. Gross profit as a percentage of net sales was 12.0% for the first quarter of 2021, compared to 9.5% for the same period in 2020. Gross profit by segment was as follows (dollars in thousands):

	Three Months Ended March 31,		Change
	2021	2020	Amount	%
Gross Profit by Segment
Commercial Trailer Products	$27,235	$23,843	$3,392	14.2%
Diversified Products	15,103	15,141	(38)	(0.3%)
Final Mile Products	6,456	(244)	6,700	2,745.9%
Corporate and Eliminations	(1,628)	(1,997)	369
Total	$47,166	$36,743	$10,423	28.4%
Commercial Trailer Products segment gross profit was $27.2 million for the first quarter of 2021 compared to $23.8 million for the first quarter of 2020. Gross profit, prior to the elimination of intersegment sales, as a percentage of net sales, was 11.0% in the first quarter of 2021 compared to 9.5% in the comparative 2020 period. The overall increase in gross profit as a percentage of net sales was partially attributable to the continued realization of cost containment measures implemented during 2020 to lower our operating costs. Because of these efforts, along with a favorable product mix in the current year period, gross profit as a percentage of net sales for the first quarter of 2021 increased compared to the prior year period despite sales being materially consistent.
Diversified Products segment gross profit was $15.1 million for the first quarter of 2021 compared to $15.1 million for the first quarter of 2020. Gross profit, prior to the elimination of intersegment sales, as a percentage of net sales, was 20.4% in the first quarter of 2021 compared to 18.3% in the 2020 period. Despite the decrease in new trailer shipments and revenue, gross profit as a percentage of net sales increased from the prior year. This was primarily attributable to the continued realization of cost containment efforts implemented throughout 2020 to reduce our operating costs.
Final Mile Products segment gross profit was $6.5 million for the first quarter of 2021 compared to $(0.2) million in the same quarter of 2020. Gross profit, prior to the elimination of intersegment sales, as a percentage of net sales, was 8.4% in the first quarter of 2021 compared to (0.4)% in the 2020 period. The overall increase in gross profit as a percentage of net sales was largely attributable to the 27.9% increase in sales while cost of sales increased only 16.6% compared to the prior year period. Fixed costs as a percentage of sales decreased from the prior year period as we continued to realize reductions in fixed costs due in part to our cost containment measures implemented throughout 2020.
General and Administrative Expenses
General and administrative expenses for the first quarter of 2021 decreased $3.3 million, or 12.7%, from the prior year period. The decrease from the prior year period was largely due to a decrease of approximately $2.0 million in employee-related costs, including benefits and incentive programs, as well as a decrease in travel-related costs and professional fees of approximately $0.5 million and $0.2 million, respectively. The overall decrease in general and administrative expenses was due in part to our implementation of cost containment measures during 2020, including headcount reductions. As a percentage of net sales, general and administrative expenses were 5.8% for the first quarter of 2021 compared to 6.8% for the first quarter of 2020.

Selling Expenses
Selling expenses were $6.7 million in the first quarter of 2021, a decrease of $1.3 million, or 16.7%, compared to the prior year period. The decrease was primarily attributable to lower advertising and promotional expenses of approximately $0.9 million as well as lower travel-related costs of approximately $0.4 million. An additional decrease relates to lower employee-related costs, including benefits and incentive programs, of approximately $0.2 million. These decreases were partially offset by immaterial increases in other selling expenses. The overall decrease in selling expenses was partially attributable to our implementation of cost containment measures during 2020. As a percentage of net sales, selling expenses were 1.7% for the first quarter of 2021 compared to 2.1% for the first quarter of 2020.
Amortization of Intangibles
Amortization of intangibles was $5.8 million for the first quarter of 2021 compared to $5.5 million in the prior year period. Amortization of intangibles was the result of expenses recognized for intangible assets recorded from the acquisitions of Walker in May 2012, certain assets of Beall® in February 2013 (which was sold during the fourth quarter of 2020 as further described in our Annual Report on Form 10-K for the year ended December 31, 2020), and Supreme in September 2017.
Impairment and Other, Net
Impairment and other, net was $0.6 million and $107.1 million for the three months ended March 31, 2021 and 2020, respectively. During the first quarter of 2021, we impaired unused and obsolete property, plant, and equipment assets totaling approximately $0.8 million. In addition, for the three months ended March 31, 2021, we sold property, plant, and equipment assets resulting in a gain on sale of approximately $0.2 million. Activity during the first quarter of 2020 was primarily the result of goodwill impairment charges within the Final Mile Products and Diversified Products segments totaling $106.8 million.
Other Income (Expense)
Interest expense for the first quarter of 2021 totaled $6.2 million compared to $6.3 million in the first quarter of 2020. Interest expense relates to interest and non-cash accretion charges on our New (during 2021) and Old (during 2020) Term Loan Credit Agreements, Senior Notes, and Revolving Credit Agreement. The decrease from the prior year period is primarily due to our voluntary prepayment of $10.0 million against our Senior Notes during the third quarter of 2020.
Other, net for the first quarter of 2021 represented expense of less than $0.1 million as compared to income of $0.1 million for the prior year period. Expense for the current year period is attributable to individually insignificant expenses and partially offsetting income items. Income for the prior year period is primarily related to interest income.
Income Taxes
We recognized income tax expense of $1.8 million in the first quarter of 2021 compared to an income tax benefit of $9.6 million for the same period in the prior year. The effective tax rate for this period was 36.3% compared to 8.2% for the same period in the prior year. For the first three months of 2021, the effective tax rate differs from the US Federal statutory rate of 21% primarily due to the impact of state and local taxes and discrete items incurred related to stock-based compensation. For the first three months of 2020, the effective tax rate differs from the US Federal statutory rate of 21% primarily due to the impact of state and local taxes, impairment of non-deductible goodwill, provisions related to the CARES Act, and discrete items incurred related to stock-based compensation.
Liquidity and Capital Resources
Capital Structure
Our capital structure is comprised of a mix of debt and equity. As of March 31, 2021, our debt to equity ratio, including our finance lease obligations, was approximately 1.1:1.0. Our long-term objective is to generate operating cash flows sufficient to support the growth within our businesses and increase shareholder value. This objective will be achieved through a balanced capital allocation strategy of sustaining strong liquidity, maintaining healthy leverage ratios, investing in the business, both organically and strategically, and returning capital to our shareholders.
During the first quarter of 2021, in keeping to this balanced approach, we paid dividends of approximately $4.3 million and repurchased shares under our share repurchase program totaling $18.2 million. In addition, as further described in our Annual Report on Form 10-K for the year ended December 31, 2020, during the third quarter of 2020 we used the proceeds from our $150.0 million New Term Loan Credit Agreement to pay off the $135.2 million outstanding balance on the Old Term Loan Credit Agreement. We used the remaining proceeds to pay related issuance costs and expenses as well as repay $10.0 million against our Senior Notes, which are now our nearest maturity of outstanding debt due October 2025. Collectively, these actions demonstrate our confidence in the financial outlook of the Company and our ability to generate cash flow, both near and long term, and reinforce our overall commitment to deliver shareholder value while maintaining the flexibility to continue to execute our strategic plan for profitable growth and diversification.

Our liquidity position, defined as cash on hand and available borrowing capacity on the Revolving Facility, amounted to $337.3 million as of March 31, 2021, an increase of 22% compared to $277.2 million as of March 31, 2020 and a decrease of 12% from $384.0 million as of December 31, 2020. While we believe a certain degree of uncertainty remains in the industry due in part to the COVID-19 pandemic, we believe we are well-positioned to capitalize on the expected increase in industry demand and production throughout 2021 and beyond. For 2021, we expect to continue our commitment to fund our working capital requirements and capital expenditures, including maintaining our assets to capitalize on any economic and/or industry upswings, while also responsibly returning capital to our shareholders. We will continue to adjust to changes in the current environment, preserve the strength of our balance sheet, prioritize the safety of our employees, and ensure the liquidity and financial well-being of the Company.
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
The indenture for the Senior Notes contains customary events of default, including payment defaults, breaches of covenants, failure to pay certain judgments and certain events of bankruptcy, insolvency and reorganization. As of March 31, 2021, we were in compliance with all covenants, and while the duration and severity of the ongoing COVID-19 pandemic are unknown at this time, we do not anticipate that the pandemic will impact our ability to remain in compliance with these covenants.
Contractual coupon interest expense and accretion of discount and fees for the Senior Notes for the three-month periods ended March 31, 2021 and 2020, was $4.5 million and $4.6 million, respectively. Contractual coupon interest expense and accretion of discount and fees are included in Interest expense on our Condensed Consolidated Statements of Operations.
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
The Revolving Credit Agreement contains customary covenants limiting our ability and certain of our affiliates to, among other things, pay cash dividends, incur debt or liens, redeem or repurchase stock, enter into transactions with affiliates, merge, dissolve, repay subordinated indebtedness, make investments and dispose of assets. In addition, we will be required to maintain a minimum fixed charge coverage ratio of not less than 1.0 to 1.0 as of the end of any period of 12 fiscal months (commencing with the month ending December 31, 2018) when excess availability under the Revolving Credit Agreement is less than 10% of the total revolving commitment. We were in compliance with all covenants as of March 31, 2021, and while the duration and severity of the ongoing COVID-19 pandemic remain unknown at this time, we do not anticipate that the pandemic will impact our ability to remain in compliance with these covenants.
During the three-month period ended March 31, 2021, and as of March 31, 2021, there were no amounts outstanding under the Revolving Facility. We paid no interest under the Revolving Credit Agreement during the three-month period ended March 31, 2021.
During the three-month period ended March 31, 2020, we drew $45.0 million under the Revolving Credit Agreement as a precautionary measure in response to the uncertainty caused by the COVID-19 pandemic. As of March 31, 2020, outstanding borrowings totaled $45.0 million, of which none was classified as current on our Condensed Consolidated Balance Sheets. For the three-month period ended March 31, 2020, we paid less than $0.1 million of interest. During the second quarter of 2020, we repaid the $45.0 million in outstanding borrowings.
Our liquidity position, defined as cash on hand and available borrowing capacity on the Revolving Facility, amounted to $337.3 million as of March 31, 2021, a decrease of 12% from $384.0 million as of December 31, 2020 and increase of 22% from March 31, 2020.
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
The New Term Loan Credit Agreement contains customary covenants limiting our ability and our subsidiaries to, among other things, pay cash dividends, incur debt or liens, redeem or repurchase stock, enter into transactions with affiliates, merge, dissolve, pay off subordinated indebtedness, make investments and dispose of assets. As of March 31, 2021, we were in compliance with all covenants, and while the duration and severity of the ongoing COVID-19 pandemic remain unknown at this time, we do not anticipate that the pandemic will impact our ability to remain in compliance with these covenants.
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
As of March 31, 2021, we had $138.8 million outstanding under the New Term Loan Credit Agreement, of which none was classified as current on our Condensed Consolidated Balance Sheets. For the three-month period ended March 31, 2021, we paid interest of $1.4 million under the New Term Loan Credit Agreement and made no principal payments. For the three-month period ended March 31, 2020, under the Old Term Loan Credit Agreement we paid interest of $1.4 million and made no principal payments.
For each three-month period ended March 31, 2021 and 2020, we incurred charges of less than $0.1 million for amortization of fees and original issuance discount. Amortization of fees and original issuance discount are included in Interest expense in the Condensed Consolidated Statements of Operations.
Cash Flows
Cash used in operating activities for the first three months of 2021 totaled $22.4 million, compared to $10.1 million during the same period in 2020. Cash used in operations during the current year period was the result of net income adjusted for various non-cash activities including depreciation, amortization, net gain on the sale of assets, deferred taxes, stock-based compensation, impairment, accretion of debt fees and discount, and a $41.7 million increase in working capital. Changes in key working capital accounts for 2021 and 2020 are summarized below (in thousands):

	Three Months Ended March 31,
	2021	2020	Change
Source (Use) of cash:
Accounts receivable	$(33,059)	$34,522	$(67,581)
Inventories	(63,422)	(59,001)	(4,421)
Accounts payable and accrued liabilities	61,789	8,235	53,554
Net use of cash	$(34,692)	$(16,244)	$(18,448)
Accounts receivable increased $33.1 million in the first three months of 2021 as compared to a $34.5 million decrease in the prior year period. Days sales outstanding, a measure of working capital efficiency that measures the amount of time a receivable is outstanding, was 31 days and 32 days in the 2021 and 2020 periods, respectively. The increase in accounts receivable during the first three months of 2021 was primarily due to the increase in shipments from the prior year period as well as the timing of shipments and receipt of customer payments. Inventory increased by $63.4 million during the first three months of 2021 as compared to an increase of $59.0 million in the 2020 period. Our inventory turns, a commonly used measure of working capital efficiency that measures how quickly inventory turns per year, was approximately 6 times in the 2021 period and 8 times in the 2020 period. The increase in inventory for the 2021 period was primarily attributable to higher finished goods inventory due to the timing of customer pick-ups and higher raw materials inventory to adjust to anticipated production. Accounts payable and accrued liabilities increased by $61.8 million in 2021 compared to an increase of $8.2 million for the same period in 2020. Days payable outstanding, a measure of working capital efficiency that measures the amount of time a payable is outstanding, was 45 days in the 2021 period compared to 38 days during the same period in 2020.
Investing activities used $4.0 million during the first three months of 2021, as compared to $6.3 million during the same period in 2020. Investing activities for the first three months of 2021 include capital expenditures of $4.2 million, which was a decrease compared to $6.3 million during the same period in 2020. For the first three months of 2021, investing activities also includes proceeds from the sale of property, plant, and equipment of $0.2 million. Proceeds from the sale of property, plant, and equipment for the first three months of 2020 were insignificant.
Financing activities used $22.4 million during the first three months of 2021 as compared to providing $30.4 million during the same period in 2020. Net cash used in financing activities during the current year period primarily relates to common stock repurchases and withholdings of $19.3 million and cash dividend payments to our shareholders of $4.3 million, partially offset by proceeds from the exercise of stock options of $1.2 million. Cash provided by financing activities in the first three months of 2020 primarily relate to borrowings under our Revolving Credit Facility of $45.0 million, partially offset by common stock repurchases and withholdings of $10.1 million and cash dividends paid to our shareholders of $4.5 million.

As of March 31, 2021, our liquidity position, defined as cash on hand and available borrowing capacity, amounted to $337.3 million, representing an increase of $60.1 million compared to March 31, 2020 and a decrease of $46.7 million compared to December 31, 2020. Total debt and finance lease obligations amounted to $454.1 million as of March 31, 2021. In addition, our nearest debt maturity is not until October 2025. While we believe a certain degree of uncertainty remains in the industry due in part to the COVID-19 pandemic, we believe we are well-positioned to capitalize on the expected increase in industry demand and production throughout 2021 and beyond.
Capital Expenditures
Capital spending amounted to approximately $4.2 million for the first three months of 2021 and is anticipated to be between $35 and $40 million for 2021. Capital spending for 2021 has been and is expected to continue to be primarily utilized to support maintenance, growth, and productivity improvement initiatives within our facilities, including expenditures to capitalize on any economic and/or industry upswings.
Goodwill Impairment
We assess goodwill for impairment at the reporting unit level on an annual basis as of October 1 and whenever events or changes in circumstances indicate a possible impairment. Subsequent to December 31, 2019, our share price and market capitalization declined. In addition, as a result of the COVID-19 pandemic and related impact on our results of operations, the Company did not perform in-line with expectations. As a result, indicators of impairment were identified and we performed an interim quantitative assessment as of March 31, 2020, utilizing a combination of the income and market approaches, which were weighted evenly. Key assumptions used in the analysis were discount rates of 17.0% and 13.5% for FMP and Tank Trailers (which is within the DPG segment), respectively, EBITDA margins, and a terminal growth rate of 3.0%. The results of the quantitative analysis indicated the carrying value of the FMP and Tank Trailers reporting units exceeded their fair values and, accordingly, goodwill impairment charges of $95.8 million and $11.0 million, respectively, were recorded during the first quarter of 2020. The goodwill impairment charges, which were based on Level 3 fair value measurements, are included in Impairment and other, net in the Condensed Consolidated Statements of Operations.
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
We considered whether there were any indicators of impairment during the three months ended March 31, 2021 and concluded there were none.

Contractual Obligations and Commercial Commitments
A summary of payments of our contractual obligations and commercial commitments, both on and off balance sheet, as of March 31, 2021 are as follows (in thousands):

	2021	2022	2023	2024	2025	Thereafter	Total
Debt:
New Term Loan Credit Agreement (due 2027)	$—	$—	$—	$—	$—	$138,835	$138,835
Revolving Facility (due 2023)	—	—	—	—	—	—	—
Senior Notes (due 2025)	—	—	—	—	315,000	—	315,000
Interest payments on Revolving Facility, New Term Loan Credit Agreement, and Senior Notes [1]	17,159	22,878	22,878	22,878	18,847	9,718	114,358
Finance Leases (including principal and interest)	271	30	—	—	—	—	301
Total debt	17,430	22,908	22,878	22,878	333,847	148,553	568,494
Other:
Operating Leases	3,337	3,067	2,211	1,111	563	722	11,011
Total other	3,337	3,067	2,211	1,111	563	722	11,011
Other commercial commitments:
Letters of Credit	6,590	—	—	—	—	—	6,590
Raw Material Purchase Commitments	128,974	—	—	—	—	—	128,974
Chassis Converter Pool Agreements	24,134	—	—	—	—	—	24,134
Total other commercial commitments	159,698	—	—	—	—	—	159,698
Total obligations	$180,465	$25,975	$25,089	$23,989	$334,410	$149,275	$739,203
1 Future interest payments on variable rate long-term debt are estimated based on the rate in effect as of March 31, 2021.
Borrowings under the New Term Loan Credit Agreement bear interest at a rate, at our election, equal to (i) LIBOR (subject to a floor of 0.75% per annum) plus a margin of 3.25% per annum or (ii) a base rate plus a margin of 2.25% per annum.
Borrowings under the Revolving Facility bear interest at a variable rate based on the LIBOR or a base rate determined by the lender’s prime rate plus an applicable margin, as defined in the agreement. Outstanding borrowings under the Revolving Facility bear interest at a rate, at our election, equal to (i) LIBOR plus a margin ranging from 1.25% to 1.75% or (ii) a base rate plus a margin ranging from 0.25% to 0.75%, in each case depending upon the monthly average excess availability under the Revolving Facility. We are required to pay a monthly unused line fee equal to 0.20% times the average daily unused availability along with other customary fees and expenses of our agent and lenders. As of March 31, 2021, we had no amounts outstanding under our Revolving Facility.
The Senior Notes bear interest at the rate of 5.5% per annum from the date of issuance, payable semi-annually on April 1 and October 1.
Finance leases represent future minimum lease payments including interest. Operating leases represent the total future minimum lease payments. As of March 31, 2021, obligations related to operating leases that we have executed but have not yet commenced totaled approximately $1.8 million on a non-discounted basis, which we generally expect to be recognized over the next 10 years.
We have standby letters of credit totaling $6.6 million issued in connection with workers compensation claims and surety bonds.
We have $129.0 million in purchase commitments with our suppliers and through financial derivatives through December 2021 for various raw material commodities, including aluminum, steel, nickel and polyethylene as well as other raw material components which are within normal production requirements.
We, through our subsidiary Supreme, obtain most vehicle chassis for our specialized vehicle products directly from the chassis manufacturers under converter pool agreements. Chassis are obtained from the manufacturers based on orders from customers, and to a lesser extent, for unallocated orders. Although each manufacturer’s agreement has different terms and conditions, the agreements generally state that the manufacturer will provide a supply of chassis to be maintained from time to time at our various facilities with the condition that we will store such chassis and will not move, sell, or otherwise dispose of such chassis except under the terms of the agreement. The manufacturer transfers the chassis to us on a “restricted basis,” retaining the sole authority to authorize commencement of work on the chassis and to make certain other decisions with respect to the chassis including the terms and pricing of sales of the chassis to the manufacturer’s dealers. The manufacturer also does not transfer the certificate of origin to us nor permit us to sell or transfer the chassis to anyone other than the manufacturer (for ultimate resale to a dealer). Although we are party to related finance agreements with manufacturers, we have not historically settled, nor expect to in the future settle, any related obligations in cash. Instead, the obligation is settled by the manufacturer upon reassignment of the chassis to an accepted dealer, and the dealer is invoiced for the chassis by the manufacturer. Accordingly, as of March 31, 2021 our outstanding chassis converter pool with the manufacturer totaled $18.2 million and we have included this financing agreement on our consolidated balance sheets within Prepaid expenses and other and Other accrued liabilities. All other chassis programs through our Supreme subsidiary are handled as consigned inventory belonging to the manufacturer and totaled approximately $5.9 million. Under these agreements, if the chassis is not delivered to a customer within a specified time frame we are required to pay a finance or storage charge on the chassis. Additionally, we receive finance support funds from the manufacturer when the chassis are assigned into our chassis pool. Typically, chassis are converted and delivered to customers within 90 days of the receipt of the chassis.
Backlog
Orders that have been confirmed by customers in writing, have defined delivery time frames, and can be produced during the next 18 months are included in our backlog. Orders that comprise our backlog may be subject to changes in quantities, delivery, specifications, terms or cancellation. Our backlog of orders was approximately $1,547 million at March 31, 2021, which is a 4% increase from approximately $1,482 million at December 31, 2020 and a 57% increase from $984 million at March 31, 2020. As we disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020, we believe our backlog of orders is strong, especially considering the COVID-19 pandemic’s impact on our industry, operations, and demand for our products. We expect to complete the majority of our backlog orders as of March 31, 2021 within 12 months of this date.
Outlook
The trailer industry generally follows the transportation industry’s cycles. According to ACT Research Company (“ACT”), total United States trailer production in 2020 was approximately 206,000 trailers, a 38% decrease from 2019 production levels. As we enter 2021 with a certain degree of continued uncertainty from the COVID-19 pandemic, the outlook for the overall trailer market for 2021 indicates some recovery from suppressed 2020 levels. The most recent estimates from industry forecasters ACT and FTR Associates (“FTR”) indicate total United States trailer production levels for 2021 of approximately 290,000 and 284,000, respectively, which are more historically consistent production levels in the trailer industry. In addition, as noted above we believe our backlog of orders is strong, which is consistent with industry forecasters who have indicated backlogs are at high levels thus providing a solid foundation for 2021.
ACT estimates production levels for 2022, 2023, 2024, 2025, and 2026 to be 332,000, 294,000, 273,000, 295,000, and 286,000, respectively. In addition, as of April 2021 FTR estimates 2022 and 2023 new trailer production to be approximately 308,000 and 330,000, respectively. These estimates from ACT and FTR for the next several years are generally expected to be above replacement demand. While we believe these estimates to generally be reasonable, the unknown duration and severity of the ongoing COVID-19 pandemic creates some uncertainty in the industry and actual production and/or demand could vary significantly from these estimates.
Other potential risks we face for the remainder of 2021 will primarily relate to our ability to effectively manage our manufacturing operations and overall business with the expected increase in production. In addition, the cost and supply of raw materials, commodities, and components is a potential risk. Significant increases in the cost of certain commodities, raw materials or components have had and may continue to have an adverse effect on our results of operations. As has been our practice, we will endeavor to pass raw material and component price increases to our customers in addition to continuing our cost management and hedging activities in an effort to minimize the risk changes in material costs could have on our operating results. In addition, we rely on a limited number of suppliers for certain key components and raw materials in the manufacturing of our products, including tires, axles, suspensions, aluminum extrusions, specialty steel coil, and chassis. At the current and expected demand levels, there may be shortages of supplies of raw materials or components which would have an adverse impact on our ability to meet demand for our products. Despite these risks, we believe we are well positioned to capitalize on the expected strong overall demand levels while maintaining or growing margins through improvements in product pricing as well as productivity and other operational excellence initiatives.
For the remainder of 2021, we will continue to adjust to changes in the current environment, preserve the strength of our balance sheet, prioritize the safety of our employees, and ensure the liquidity and financial well-being of the Company. We believe we remain well-positioned for long-term success in the trailer industry because: (1) our core customers are among the major participants in the trucking industry; (2) our technology and innovation provides value-added solutions for our customers by reducing trailer operating costs, improving revenue opportunities, and solving unique transportation problems; (3) our Wabash Management System (“WMS”) principles and processes and focus on enterprise lean drives focus on the interconnected processes that are critical for success across our business; and (4) our significant brand recognition and presence throughout North America utilizing our extensive dealer network to market and sell our products. By continuing to be an innovation leader in the transportation, logistics, and distribution industries we expect to leverage our existing assets and capabilities into higher margin products and markets by delivering value-added customer solutions. Optimizing our product portfolio, operations, and processes to enhance manufacturing efficiency and agility is expected to well-position the Company to drive margin expansion, reinforce our customer relationships, and deliver greater value to our customers and stakeholders.

Critical Accounting Policies and Estimates
We have included a summary of our Critical Accounting Policies and Estimates in our Annual Report on Form 10-K for the year ended December 31, 2020. There have been no material changes to the summary provided in that report.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
In addition to the risks inherent in our operations, we have exposure to financial and market risk resulting from volatility in commodity prices, interest rates and foreign exchange rates. The following discussion provides additional detail regarding our exposure to these risks.
Commodity Prices
We are exposed to fluctuation in commodity prices through the purchase of various raw materials that are processed from commodities such as aluminum, steel, lumber, nickel, copper, and polyethylene. Given the volatility of certain commodity prices, this exposure can significantly impact product costs. We manage some of our commodity price changes by entering into fixed price contracts with our suppliers and through financial derivatives. As of March 31, 2021, we had $129.0 million in raw material purchase commitments through December 2021 for materials that will be used in the production process, as compared to $86.9 million as of December 31, 2020. We typically do not set prices for our products more than 45-90 days in advance of our commodity purchases and can, subject to competitive market conditions, take into account the cost of the commodity in setting our prices for each order. To the extent that we are unable to offset the increased commodity costs in our product prices, our results would be materially and adversely affected.
Interest Rates
During the three-month period ended March 31, 2021, and as of March 31, 2021, there were no amounts outstanding under the Revolving Facility. As of March 31, 2021, we had outstanding borrowings under our New Term Loan Credit Agreement totaling approximately $138.8 million that bears interest at a floating rate, subject to a minimum interest rate. Based on any current borrowings under our Revolving Facility and the outstanding indebtedness under our New Term Loan Credit Agreement, a hypothetical 100 basis-point change in the floating interest rate would result in a corresponding change in interest expense over a one-year period of approximately $1.4 million. This sensitivity analysis does not account for the change in the competitive environment indirectly related to the change in interest rates and the potential managerial action taken in response to these changes.
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
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective as of March 31, 2021.
Changes in Internal Controls over Financial Reporting
There were no changes in the Company’s internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the first quarter of fiscal year 2021 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.
Part II - OTHER INFORMATION
Item 1. Legal Proceedings
See Item 3 of Part I of our Annual Report on Form 10-K for the year ended December 31, 2020. See also Note 12, “Commitments and Contingencies”, to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report.

Item 1A. Risk Factors
You should carefully consider the risks described in our Annual Report on Form 10-K for the year ended December 31, 2020 including those under the heading “Risk Factors” appearing in Item 1A of Part I of the Form 10-K and other information contained in this Quarterly Report before investing in our securities. Realization of any of these risks could have a material adverse effect on our business, financial condition, cash flows and results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Our Equity Securities
In November 2018, the Company announced that the Board of Directors approved the repurchase of an additional $100 million in shares of common stock over a three-year period. This authorization was an increase to the previous $100 million repurchase programs approved in February 2017 and February 2016. The repurchase program is set to expire on February 28, 2022. For the quarter ended March 31, 2021, we repurchased 1,038,674 shares pursuant to our repurchase program. Additionally, during this period there were 67,754 shares repurchased to cover minimum employee tax withholding obligations upon the vesting of restricted stock awards.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Amount That May Yet Be Purchased Under the Plans or Programs ($ in millions)
January 1 - 31, 2021	299,023	$17.22	295,753	$46.4
February 1 - 28, 2021	498,688	$16.89	434,204	$39.0
March 1 - 31, 2021	308,717	$18.63	308,717	$33.3
Total	1,106,428	$17.46	1,038,674	$33.3

Item 6. Exhibits

(a)	Exhibits
	31.1	Certification of Principal Executive Officer
	31.2	Certification of Principal Financial Officer
	32.1	Written Statement of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)
	101	The following materials from Wabash National Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 are filed herewith, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at March 31, 2021 and December 31, 2020, (ii) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2021 and 2020, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2021 and 2020, (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2021 and 2020, (v) the Condensed Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2021 and 2020, and (vi) Notes to Condensed Consolidated Financial Statements. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
	104	Cover Page Interactive Data File (formatting as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WABASH NATIONAL CORPORATION

Date: April 28, 2021	By:	/s/ Michael N. Pettit
Michael N. Pettit
Senior Vice President and Chief Financial Officer (Principal Financial Officer)