Form 10-Q
period 2021-06-30
WABASH NATIONAL Corp
filed 2021-07-28
CIK 879526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2021
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                         to                        _
Commission File Number: 001-10883
WABASH NATIONAL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware		52-1375208
(State of Incorporation)		(IRS Employer Identification Number)

3900 McCarty Lane
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of common stock outstanding at July 23, 2021 was 50,009,288.

WABASH NATIONAL CORPORATION
FORM 10-Q

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements
WABASH NATIONAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	June 30, 2021	December 31, 2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$134,375	$217,677
Accounts receivable, net	121,390	101,301
Inventories, net	252,550	163,750
Prepaid expenses and other	79,669	63,036
Total current assets	587,984	545,764
Property, plant, and equipment, net	207,369	209,676
Goodwill	188,438	199,560
Intangible assets, net	154,048	166,887
Other assets	42,661	39,583
Total assets	$1,180,500	$1,161,470
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$—	$—
Current portion of finance lease obligations	206	348
Accounts payable	171,377	104,425
Other accrued liabilities	110,966	130,980
Total current liabilities	282,549	235,753
Long-term debt	418,900	447,979
Finance lease obligations	—	30
Deferred income taxes	52,517	46,777
Other non-current liabilities	26,554	26,052
Total liabilities	780,520	756,591
Commitments and contingencies
Stockholders’ equity:
Common stock 200,000,000 shares authorized, $0.01 par value, 50,464,034 and 52,536,482 shares outstanding, respectively	758	755
Additional paid-in capital	650,358	644,695
Retained earnings	114,445	107,233
Accumulated other comprehensive income	31,158	7,633
Treasury stock at cost, 25,422,064 and 23,004,607 common shares, respectively	(396,739)	(355,437)
Total stockholders' equity	399,980	404,879
Total liabilities and stockholders’ equity	$1,180,500	$1,161,470

The accompanying notes are an integral part of these Condensed Consolidated Statements.

WABASH NATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited – dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net sales	$449,422	$339,153	$841,425	$726,227
Cost of sales	393,814	304,832	738,651	655,163
Gross profit	55,608	34,321	102,774	71,064
General and administrative expenses	22,907	19,633	45,774	45,825
Selling expenses	6,065	4,886	12,730	12,884
Amortization of intangible assets	5,799	5,493	11,597	10,988
Impairment and other, net	(1,847)	(1,690)	(1,226)	105,424
Income (loss) from operations	22,684	5,999	33,899	(104,057)
Other income (expense):
Interest expense	(6,034)	(5,882)	(12,184)	(12,154)
Other, net	(413)	285	(427)	405
Other expense, net	(6,447)	(5,597)	(12,611)	(11,749)
Income (loss) before income tax expense (benefit)	16,237	402	21,288	(115,806)
Income tax expense (benefit)	3,985	548	5,819	(9,013)
Net income (loss)	$12,252	$(146)	$15,469	$(106,793)

Net income (loss) per share:
Basic	$0.24	$0.00	$0.30	$(2.01)
Diluted	$0.24	$0.00	$0.29	$(2.01)
Weighted average common shares outstanding (in thousands):
Basic	51,272	52,874	51,697	53,015
Diluted	51,989	52,874	52,472	53,015

Dividends declared per share	$0.08	$0.08	$0.16	$0.16

The accompanying notes are an integral part of these Condensed Consolidated Statements.

WABASH NATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited – dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss)	$12,252	$(146)	$15,469	$(106,793)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	667	318	364	(1,318)
Unrealized gain (loss) on derivative instruments	8,631	2,264	23,161	(1,619)
Total other comprehensive income (loss)	9,298	2,582	23,525	(2,937)
Comprehensive income (loss)	$21,550	$2,436	$38,994	$(109,730)

The accompanying notes are an integral part of these Condensed Consolidated Statements.

WABASH NATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited – dollars in thousands)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities
Net income (loss)	$15,469	$(106,793)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Depreciation	12,881	11,657
Amortization of intangibles	11,597	10,988
Net gain on sale of property, plant and equipment and business divestiture	(2,043)	(1,690)
Loss on debt extinguishment	452	—
Deferred income taxes	(1,799)	(2,648)
Stock-based compensation	4,216	416
Impairment	817	107,114
Non-cash interest expense	591	535
Accounts receivable	(25,758)	48,785
Inventories	(89,733)	(14,154)
Prepaid expenses and other	2,500	(8,195)
Accounts payable and accrued liabilities	56,074	(22,126)
Other, net	1,650	(1,235)
Net cash (used in) provided by operating activities	(13,086)	22,654
Cash flows from investing activities
Capital expenditures	(11,063)	(10,921)
Proceeds from the sale of assets and business divestiture	20,978	2,725
Net cash provided by (used in) investing activities	9,915	(8,196)
Cash flows from financing activities
Proceeds from exercise of stock options	1,450	—
Dividends paid	(8,437)	(8,742)
Borrowings under revolving credit facilities	232	45,449
Payments under revolving credit facilities	(232)	(45,449)
Principal payments under finance lease obligations	(172)	(162)
Principal payments under term loan credit facility	(30,000)	—
Debt issuance costs paid	—	(12)
Stock repurchases	(41,302)	(10,065)
Net cash used in financing activities	(78,461)	(18,981)
Cash and cash equivalents:
Net decrease in cash, cash equivalents, and restricted cash	(81,632)	(4,523)
Cash, cash equivalents, and restricted cash at beginning of period	217,677	140,516
Cash, cash equivalents, and restricted cash at end of period	$136,045	$135,993
Supplemental disclosures of cash flow information:
Cash paid for interest	$11,508	$11,732
Refunds received for income taxes	$(247)	$(520)

The accompanying notes are an integral part of these Condensed Consolidated Statements.

WABASH NATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited – dollars in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
	Shares	Amount
Balances at December 31, 2020	52,536,482	$755	$644,695	$107,233	$7,633	$(355,437)	$404,879
Net income for the period				3,217			3,217
Foreign currency translation					(303)		(303)
Stock-based compensation	101,083	1	2,031				2,032
Stock repurchase	(1,038,674)					(19,321)	(19,321)
Common stock dividends				(3,967)			(3,967)
Unrealized gain on derivative instruments, net of tax					14,530		14,530
Common stock issued in connection with:
Stock option exercises	112,400	1	1,234				1,235
Balances at March 31, 2021	51,711,291	$757	$647,960	$106,483	$21,860	$(374,758)	$402,302
Net income for the period				12,252			12,252
Foreign currency translation					667		667
Stock-based compensation	37,147	1	2,183				2,184
Stock repurchase	(1,304,214)					(21,981)	(21,981)
Common stock dividends				(4,290)			(4,290)
Unrealized gain on derivative instruments, net of tax					8,631		8,631
Common stock issued in connection with:
Stock option exercises	19,810		215				215
Balances at June 30, 2021	50,464,034	$758	$650,358	$114,445	$31,158	$(396,739)	$399,980

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Losses	Treasury Stock	Total
	Shares	Amount
Balances at December 31, 2019	53,473,620	$750	$638,917	$221,841	$(3,978)	$(336,542)	$520,988
Net loss for the period				(106,647)			(106,647)
Foreign currency translation					(1,636)		(1,636)
Stock-based compensation	141,223	3	(920)				(917)
Stock repurchase	(766,122)					(10,051)	(10,051)
Common stock dividends				(3,885)			(3,885)
Unrealized loss on derivative instruments, net of tax					(3,883)		(3,883)
Balances at March 31, 2020	52,848,721	$753	$637,997	$111,309	$(9,497)	$(346,593)	$393,969
Net loss for the period				(146)			(146)
Foreign currency translation					318		318
Stock-based compensation	57,394	—	1,333				1,333
Stock repurchase						(14)	(14)
Common stock dividends				(4,507)			(4,507)
Unrealized gain on derivative instruments, net of tax					2,264		2,264
Balances at June 30, 2020	52,906,115	$753	$639,330	$106,656	$(6,915)	$(346,607)	$393,217
The accompanying notes are an integral part of these Condensed Consolidated Statements.

WABASH NATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. BASIS OF PRESENTATION
The condensed consolidated financial statements of Wabash National Corporation (the “Company,” “Wabash,” “we,” “our,” or “us”) have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with Generally Accepted Accounting Principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying condensed consolidated financial statements contain all material adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position of the Company, its results of operations, and its cash flows. The condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
2. NEW ACCOUNTING PRONOUNCEMENTS
In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting,” which provides practical expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The expedients and exceptions provided by the amendments in this update apply only to contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued as a result of reference rate reform. These amendments are not applicable to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022. ASU No. 2020-04 is effective as of March 12, 2020 through December 31, 2022 and may be applied to contract modifications and hedging relationships from the beginning of an interim period that includes or is subsequent to March 12, 2020. The Company will adopt this standard when LIBOR is discontinued. The Company is evaluating the impact the new standard will have on our condensed consolidated financial statements and related disclosures but does not anticipate a material impact.
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
4. GOODWILL
Goodwill & Extract Technology® Divestiture
As of June 30, 2021, goodwill allocated to our Commercial Trailer Products, Diversified Products (“DPG”), and Final Mile Products (“FMP”) segments was approximately $2.6 million, $113.9 million, and $71.9 million, respectively. The Company considered whether there were any indicators of impairment during the three and six months ended June 30, 2021 and concluded there were none.

As further described in Note 17, during the second quarter of 2021, the Company sold its Extract Technology® (“Extract”) business that manufactured stainless steel isolators and downflow booths, as well as custom-fabricated equipment, including workstations and drum booths for the pharmaceutical, fine chemical, biotech, and nuclear end markets. Prior to the divestiture, Extract was an operating unit within the Diversified Products reporting unit. In accordance with the relevant accounting guidance, as part of the sale the Company allocated $11.1 million of goodwill based upon the relative fair value of the Extract operating unit compared to the Diversified Products reporting unit as a whole. This goodwill was included in the carrying value of the disposed assets and the resulting net gain recognized in connection with the sale. Prior to and subsequent to the divestiture, the Company performed an impairment assessment for the Diversified Products reporting unit and concluded the fair value of the reporting unit continued to exceed the carrying value.
Q1 2020 Impairment
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
The changes in the carrying amounts of goodwill from December 31, 2019 through the six-month period ended June 30, 2021 were as follows (in thousands):

	Commercial Trailer Products	Diversified Products	Final Mile Products	Total
Balance at December 31, 2019
Goodwill	4,288	140,686	167,715	312,689
Accumulated impairment losses	(1,663)	—	—	(1,663)
Net balance as of December 31, 2019	2,625	140,686	167,715	311,026
Goodwill impairments	—	(10,971)	(95,766)	(106,737)
Impact of divestiture on goodwill	—	(4,685)	—	$(4,685)
Effects of foreign currency	—	(44)	—	(44)
Balance at December 31, 2020
Goodwill	4,288	135,957	167,715	307,960
Accumulated impairment losses	(1,663)	(10,971)	(95,766)	(108,400)
Net balance as of December 31, 2020	2,625	124,986	71,949	199,560
Effects of foreign currency	—	(8)	—	(8)
Balance at March 31, 2021
Goodwill	4,288	135,949	167,715	307,952
Accumulated impairment losses	(1,663)	(10,971)	(95,766)	(108,400)
Net balance as of March 31, 2021	2,625	124,978	71,949	199,552
Impact of divestiture on goodwill	—	(11,101)	—	(11,101)
Effects of foreign currency	—	(13)	—	(13)
Balance at June 30, 2021
Goodwill	4,288	124,835	167,715	296,838
Accumulated impairment losses	(1,663)	(10,971)	(95,766)	(108,400)
Net balance as of June 30, 2021	$2,625	$113,864	$71,949	$188,438

5. INVENTORIES, NET
Inventories are stated at the lower of cost, determined on either the first-in, first-out or average cost method, or net realizable value. Inventories, net of reserves, consist of the following components (in thousands):

	June 30, 2021	December 31, 2020
Raw materials and components	$144,078	$99,418
Finished goods	90,456	44,695
Work in progress	11,074	11,592
Aftermarket parts	5,628	6,567
Used trailers	1,314	1,478
	$252,550	$163,750

6. PREPAID EXPENSES AND OTHER
Prepaid expenses and other current assets consist of the following (in thousands):

	June 30, 2021	December 31, 2020
Chassis converter pool agreements	$14,661	$17,767
Assets held for sale	350	1,897
Income tax receivables	11,054	18,073
Restricted cash	1,670	—
Insurance premiums & maintenance/subscription agreements	8,226	4,384
Commodity swap contracts	39,621	13,750
All other	4,087	7,165
	$79,669	$63,036
Chassis converter pool agreements represent chassis transferred to the Company on a restricted basis by the manufacturer, who retains the sole authority to authorize commencement of work on the chassis and to make certain other decisions with respect to the chassis including the terms and pricing of sales to the manufacturer’s dealers. Assets held for sale are related to property, plant, and equipment assets that are unused and are actively being marketed for sale. Insurance premiums and maintenance/subscription agreements are charged to expense over the contractual life, which is generally one year or less. As further described in Note 8, commodity swap contracts relate to our hedging activities (that are in an asset position) to mitigate the risks associated with fluctuations in commodity prices. Other items primarily consist of contract assets related to contracts for which the Company recognizes revenue over time, and investments held by the Company’s captive insurance subsidiary. As of June 30, 2021, restricted cash included in prepaid expenses and other current assets totaled approximately $1.7 million. As of December 31, 2020, there was no restricted cash included in prepaid expenses and other current assets.
The following table provides a summary of cash, cash equivalents, and restricted cash amounts reported on the Condensed Consolidated Balance Sheets that reconcile the total of such amounts as shown on the Condensed Consolidated Statements of Cash Flows:

	June 30, 2021	December 31, 2020
Cash and cash equivalents	$134,375	$217,677
Restricted cash included in prepaid expenses and other	1,670	—
Total cash, cash equivalents, and restricted cash	$136,045	$217,677

7. DEBT
Long-term debt consists of the following (in thousands):

	June 30, 2021	December 31, 2020
Senior Notes due 2025	$315,000	$315,000
New Term Loan Credit Agreement due 2027	108,835	138,835
	423,835	453,835
Less: unamortized discount and fees	(4,935)	(5,856)
Less: current portion	—	—
	$418,900	$447,979
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
The indenture for the Senior Notes contains customary events of default and covenants. As of June 30, 2021, the Company was in compliance with all covenants.
Contractual coupon interest expense and accretion of discount and fees for the Senior Notes for the three- and six-month periods ended June 30, 2021 was $4.5 million and $9.0 million, respectively, compared to $4.6 million and $9.3 million for the three- and six-month periods ended June 30, 2020, respectively. Contractual coupon interest expense and accretion of discount and fees are included in Interest expense on the Company’s Condensed Consolidated Statements of Operations.
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
On September 28, 2020, the Company entered into the First Amendment to Second Amended and Restated Credit Agreement (the “Amendment,” and together with the Second Amended and Restated Credit Agreement, the “Revolving Credit Agreement” or “Revolving Facility”) among the Company, certain of its subsidiaries party thereto, the lenders party thereto, and the Revolver Agent. The Amendment primarily made conforming changes to the provisions in the Revolving Credit Agreement to reflect modifications made under the new term loan credit agreement, which is described in more detail below.
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
The Revolving Credit Agreement contains various customary covenants. In addition, the Company will be required to maintain a minimum fixed charge coverage ratio of not less than 1.0 to 1.0 as of the end of any period of 12 fiscal months when excess availability under the Revolving Credit Agreement is less than 10% of the total revolving commitment. The Company was in compliance with all covenants as of June 30, 2021.
During the three-month period ended June 30, 2021 and as of June 30, 2021, there were no amounts outstanding under the Revolving Facility. The Company paid no interest under the Revolving Credit Agreement during the three- and six-month periods ended June 30, 2021.
During the three-month period ended March 31, 2020, the Company drew $45.0 million under the Revolving Credit Agreement as a precautionary measure in response to the uncertainty caused by the COVID-19 pandemic. During the second quarter of 2020, the Company repaid the $45.0 million in outstanding borrowings and as of June 30, 2020 there were no amounts outstanding under the Revolving Credit Facility. For the three- and six-month periods ended June 30, 2020, the Company paid approximately $0.2 million of interest under the Revolving Credit Agreement.
The Company’s liquidity position, defined as cash and restricted cash on hand and available borrowing capacity on the Revolving Facility, amounted to $304.3 million as of June 30, 2021 and $384.0 million as of December 31, 2020.
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
The New Term Loan Credit Agreement contains customary covenants limiting the ability of the Company and its subsidiaries to, among other things, pay cash dividends, incur debt or liens, redeem or repurchase stock, enter into transactions with affiliates, merge, dissolve, pay off subordinated indebtedness, make investments and dispose of assets. As of June 30, 2021, the Company was in compliance with all covenants.
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
As of June 30, 2021, the Company had $108.8 million outstanding under the New Term Loan Credit Agreement, of which none was classified as current on the Company’s Condensed Consolidated Balance Sheets. For the three- and six-month periods ended June 30, 2021, the Company paid interest of $1.3 million and $2.7 million, respectively, under the New Term Loan Credit Agreement. In addition, during the three months ended June 30, 2021, the Company made principal payments totaling $30.0 million and recognized loss on debt extinguishment charges of approximately $0.5 million. The extinguishment charges are included in Other, net in the Condensed Consolidated Statements of Operations.
For the three- and six-month periods ended June 30, 2020, under the Old Term Loan Credit Agreement the Company paid interest of $1.0 million and $2.4 million and made no principal payments during either period.
For each three-month period ended June 30, 2021 and 2020, the Company incurred charges of less than $0.1 million, and $0.1 million for each six-month period ended June 30, 2021 and 2020, for amortization of fees and original issuance discount. Amortization of fees and original issuance discount are included in Interest expense in the Condensed Consolidated Statements of Operations.
8. FINANCIAL DERIVATIVE INSTRUMENTS
Commodity Pricing Risk
As of June 30, 2021, the Company was party to commodity swap contracts for specific commodities with notional amounts of approximately $110.8 million. The Company uses commodity swap contracts to mitigate the risks associated with fluctuations in commodity prices impacting its cash flows related to inventory purchases from suppliers. The Company does not hedge all commodity price risk.
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

Financial Statement Presentation
As of June 30, 2021 and December 31, 2020, the fair value carrying amount of the Company’s derivative instruments were recorded as follows (in thousands):

		Asset / (Liability) Derivatives
	Balance Sheet Caption	June 30, 2021	December 31, 2020
Derivatives designated as hedging instruments
Commodity swap contracts	Prepaid expenses and other	$39,621	$13,750
Commodity swap contracts	Accounts payable and Other accrued liabilities	(1,408)	(366)
Total derivatives designated as hedging instruments		$38,213	$13,384
The following table summarizes the gain or loss recognized in AOCI as of June 30, 2021 and December 31, 2020 and the amounts reclassified from AOCI into earnings for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Amount of Gain Recognized in AOCI on Derivatives (Effective Portion, net of tax)		Location of Gain (Loss) Reclassified from AOCI into Earnings (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Earnings

	June 30, 2021	December 31, 2020		Three Months Ended June 30,		Six Months Ended June 30,
				2021	2020	2021	2020
Derivatives instruments
Commodity swap contracts	$32,976	$9,815	Cost of sales	$8,374	$(2,398)	$9,410	$(4,183)
Over the next 12 months, the Company expects to reclassify approximately $44.1 million of pretax deferred gains, related to the commodity swap contracts, from AOCI to cost of sales as inventory purchases are settled.
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
The Company leases certain industrial spaces, office spaces, land, and equipment. Some leases include one or more options to renew, with renewal terms that can extend the lease term from generally one to 5 years. The exercise of lease renewal options is at the Company’s sole discretion, and are included in the lease term only to the extent such renewal options are reasonably certain of being exercised at lease commencement. Certain leases also include options to purchase the leased property. The depreciable life of assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise. During the three months ended June 30, 2021, leased assets obtained in exchange for new operating lease liabilities totaled approximately $1.9 million. During the three months ended June 30, 2020, leased assets obtained in exchange for new operating lease liabilities totaled approximately $0.6 million. Obligations related to operating leases that the Company has executed but have not yet commenced were insignificant as of June 30, 2021. Subsequent to June 30, 2021, obligations related to operating leases that the Company has executed but have not yet commenced totaled approximately $2.5 million on a non-discounted basis, which the Company generally expects to be recognized over the next 5 years.

Leased assets and liabilities included within the Condensed Consolidated Balance Sheets consist of the following (in thousands):

	Classification	June 30, 2021	December 31, 2020
Right-of-Use Assets
Operating	Other assets	$10,533	$10,842
Finance	Property, plant and equipment, net of depreciation	2,730	2,802
Total leased ROU assets		$13,263	$13,644
Liabilities
Current
Operating	Other accrued liabilities	$3,585	$4,117
Finance	Current portion of finance lease obligations	206	348
Noncurrent
Operating	Non-current liabilities	7,222	6,967
Finance	Finance lease obligations	—	30
Total lease liabilities		$11,013	$11,462
Lease costs included in the Condensed Consolidated Statements of Operations consist of the following (in thousands):

	Classification	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020
Operating lease cost	Cost of sales, selling expenses and general and administrative expense	$1,229	$1,229
Finance lease cost
Amortization of ROU leased assets	Depreciation and amortization within Cost of sales	36	36
Interest on lease liabilities	Interest expense	7	12
Net lease cost		$1,272	$1,277

	Classification	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
Operating lease cost	Cost of sales, selling expenses and general and administrative expense	$2,484	$2,627
Finance lease cost
Amortization of ROU leased assets	Depreciation and amortization within Cost of sales	72	72
Interest on lease liabilities	Interest expense	15	33
Net lease cost		$2,571	$2,732
Maturity of the Company’s lease liabilities as of June 30, 2021 is as follows (in thousands):

	Operating Leases	Finance Leases	Total
2021 (remainder)	$2,281	$180	$2,461
2022	3,342	30	3,372
2023	2,516	—	2,516
2024	1,397	—	1,397
2025	799	—	799
Thereafter	1,719	—	1,719
Total lease payments	$12,054	$210	$12,264
Less: interest	1,247	4
Present value of lease payments	$10,807	$206

As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. Remaining lease term and discount rates are as follows:

	June 30, 2021	December 31, 2020
Weighted average remaining lease term (years)
Operating leases	4.2	3.6
Finance leases	0.6	1.1
Weighted average discount rate
Operating leases	5.09%	5.07%
Finance leases	6.16%	6.16%
Lease costs included in the Condensed Consolidated Statements of Cash Flows are as follows (in thousands):

	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$2,450	$2,604
Operating cash flows from finance leases	$9	$19
Financing cash flows from finance leases	$172	$162

10. OTHER ACCRUED LIABILITIES
The following table presents the major components of Other accrued liabilities (in thousands):

	June 30, 2021	December 31, 2020
Warranty	$20,985	$20,570
Chassis converter pool agreements	14,661	17,767
Payroll and related taxes	17,009	16,163
Customer deposits	19,752	37,792
Self-insurance	14,198	12,086
Accrued interest	4,366	4,368
Operating lease obligations	3,585	4,117
Accrued taxes	5,583	4,790
All other	10,827	13,327
	$110,966	$130,980
The following table presents the changes in the product warranty accrual included in Other accrued liabilities (in thousands):

	2021	2020
Balance as of January 1	$20,570	$22,575
Provision for warranties issued in current year	2,652	2,302
Payments	(2,237)	(2,944)
Balance as of June 30	$20,985	$21,933
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
Fair value measurements and the fair value hierarchy level for the Company’s assets and liabilities measured at fair value on a recurring basis, are shown below (in thousands):

	Frequency	Asset / (Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2021
Commodity swap contracts	Recurring	38,213	—	38,213	—
Mutual funds	Recurring	7,134	7,134	—	—
Life-insurance contracts	Recurring	18,535	—	18,535	—
December 31, 2020
Commodity swap contracts	Recurring	13,384	—	13,384	—
Mutual funds	Recurring	5,331	5,331	—	—
Life-insurance contracts	Recurring	16,930	—	16,930	—
Estimated Fair Value of Debt
The estimated fair value of debt at June 30, 2021 consists of the Senior Notes due 2025 and borrowings under the New Term Loan Credit Agreement. The fair value of the Senior Notes due 2025 and New Term Loan Credit Agreement are based upon third party pricing sources, which generally do not represent daily market activity or represent data obtained from an exchange, and are classified as Level 2. The interest rates on the Company’s borrowings under the Revolving Facility are adjusted regularly to reflect current market rates and thus when any amounts are outstanding carrying value approximates fair value for these borrowings.

The Company’s carrying and estimated fair value of debt at June 30, 2021 and December 31, 2020 were as follows (in thousands):

	June 30, 2021				December 31, 2020
	Carrying Value	Fair Value			Carrying Value	Fair Value
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Instrument
Senior Notes due 2025	$311,695	$—	$319,098	$—	$311,357	$—	$319,140	$—
New Term Loan Credit Agreement	107,205	—	107,339	—	136,622	—	136,280	—
	$418,900	$—	$426,437	$—	$447,979	$—	$455,420	$—
The fair value of debt is based on current public market prices for disclosure purposes only. Unrealized gains or losses are not recognized in the financial statements as long-term debt is presented at carrying value, net of unamortized premium or discount and unamortized deferred financing costs.
12. COMMITMENTS AND CONTINGENCIES
As of June 30, 2021, the Company was named as a defendant or was otherwise involved in numerous legal proceedings and governmental examinations, in connection with the conduct of its business activities, in various jurisdictions, both in the United States and internationally. On the basis of information currently available to it, management does not believe that existing proceedings and investigations will have a material impact on our consolidated financial condition or liquidity if determined in a manner adverse to the Company. However, such matters are unpredictable, and we could incur judgments or enter into settlements for current or future claims that could materially and adversely affect our financial statements. Costs associated with the litigation and settlements of legal matters are reported within General and administrative expenses in the Condensed Consolidated Statements of Operations.
Environmental Disputes
In August 2014, the Company received notice as a potentially responsible party (“PRP”) by the South Carolina Department of Health and Environmental Control (the “DHEC”) pertaining to the Philip Services Site located in Rock Hill, South Carolina pursuant to the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and corresponding South Carolina statutes. PRPs include parties identified through manifest records as having contributed to deliveries of hazardous substances to the Philip Services Site between 1979 and 1999. The DHEC’s allegation that the Company was a PRP arises out of four manifest entries in 1989 under the name of a company unaffiliated with Wabash National Corporation (or any of its former or current subsidiaries) that purport to be delivering a de minimis amount of hazardous waste to the Philip Services Site “c/o Wabash National Corporation.” As such, the Philip Services Site PRP Group (the “PRP Group”) notified Wabash in August 2014 that it was offering the Company the opportunity to resolve any liabilities associated with the Philip Services Site by entering into a Cash Out and Reopener Settlement Agreement (the “Settlement Agreement”) with the PRP Group, as well as a Consent Decree with the DHEC. The Company has accepted the offer from the PRP Group to enter into the Settlement Agreement and Consent Decree, while reserving its rights to contest its liability for any deliveries of hazardous materials to the Philips Services Site. The requested settlement payment is immaterial to the Company’s financial conditions and results of operations, and as a result, if the Settlement Agreement and Consent Decree are finalized, the payment to be made by the Company thereunder is not expected to have a material adverse effect on the Company’s financial condition or results of operations.
On November 13, 2019, the Company received a notice that it was considered one of several PRPs by the Indiana Department of Environmental Management (“IDEM”) under CERCLA and state law related to substances found in soil and groundwater at a property located at 817 South Earl Avenue, Lafayette, Indiana (the “Site”). The Company has never owned or operated the Site, but the Site is near certain of the Company’s owned properties. The Company has agreed to implement a limited work plan to further investigate the source of the contamination at the Site and have worked with IDEM and other PRPs to finalize the terms of the work plan. The Company submitted its initial site investigation report to IDEM during the third quarter of 2020, indicating that the data collected by the Company’s consultant confirmed that the Company’s properties are not the source of contamination at the Site. IDEM issued to the PRPs a request for a Further Site Investigation (“FSI”) work plan, and with IDEM’s permission the Company submitted a Work Plan Addendum on December 17, 2020 for limited additional groundwater sampling work in lieu of a full FSI work plan. IDEM approved the Work Plan Addendum and the additional work was conducted in March 2021. The results were analyzed, and the Company submitted a follow-up Work Plan Addendum to IDEM on June 8, 2021. As of June 30, 2021, based on the information available, the Company does not expect this matter to have a material adverse effect on its financial condition or results of operations.

Chassis Converter Pool Agreements
The Company, through Supreme, obtains most vehicle chassis for its specialized vehicle products directly from the chassis manufacturers under converter pool agreements. Chassis are obtained from the manufacturers based on orders from customers, and in some cases, for unallocated orders. The agreements generally state that the manufacturer will provide a supply of chassis to be maintained at the Company’s facilities with the condition that we will store such chassis and will not move, sell, or otherwise dispose of such chassis except under the terms of the agreement. In addition, the manufacturer typically retains the sole authority to authorize commencement of work on the chassis and to make certain other decisions with respect to the chassis including the terms and pricing of sales of the chassis to the manufacturer’s dealers. The manufacturer also does not transfer the certificate of origin to the Company nor permit the Company to sell or transfer the chassis to anyone other than the manufacturer (for ultimate resale to a dealer). Although the Company is party to related finance agreements with manufacturers, the Company has not historically settled, nor expects to in the future settle, any related obligations in cash. Instead, the obligation is settled by the manufacturer upon reassignment of the chassis to an accepted dealer, and the dealer is invoiced for the chassis by the manufacturer. Accordingly, as of June 30, 2021, the Company’s outstanding chassis converter pool with the manufacturer totaled $14.7 million and the Company has included this financing agreement on the Company’s Condensed Consolidated Balance Sheets within Prepaid expenses and other and Other accrued liabilities. All other chassis programs through its Supreme subsidiary are handled as consigned inventory belonging to the manufacturer and totaled approximately $2.6 million. Under these agreements, if the chassis is not delivered to a customer within a specified time frame, the Company is required to pay a finance or storage charge on the chassis. Additionally, the Company receives finance support funds from manufacturers when the chassis are assigned into the Company’s chassis pool. Typically, chassis are converted and delivered to customers within 90 days of the receipt of the chassis by the Company.
13. NET INCOME (LOSS) PER SHARE
Basic earnings per share is calculated based on the weighted average number of common shares outstanding during the period, including vested shares deferred under our non-qualified deferred compensation plan. Diluted earnings per share is determined based on the weighted average number of common shares outstanding during the period combined with the incremental average common shares that would have been outstanding assuming the conversion of all potentially dilutive common shares into common shares as of the earliest date possible. The calculation of basic and diluted net income (loss) per share is determined using net income (loss) applicable to common stockholders as the numerator and the number of shares included in the denominator as shown below (in thousands, except per share amounts). Due to the net loss applicable to common stockholders for the three and six months ended June 30, 2020, no securities had a dilutive impact for these periods.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Basic net income (loss) per share:
Net income (loss) applicable to common stockholders	$12,252	$(146)	$15,469	$(106,793)
Weighted average common shares outstanding	51,272	52,874	51,697	53,015
Basic net income (loss) per share	$0.24	$0.00	$0.30	$(2.01)

Diluted net income (loss) per share:
Net income (loss) applicable to common stockholders	$12,252	$(146)	$15,469	$(106,793)

Weighted average common shares outstanding	51,272	52,874	51,697	53,015
Dilutive stock options and restricted stock	717	—	775	—
Diluted weighted average common shares outstanding	51,989	52,874	52,472	53,015
Diluted net income (loss) per share	$0.24	$0.00	$0.29	$(2.01)

14. STOCK-BASED COMPENSATION
The Company recognizes all share-based payments based upon their grant date fair value. The Company grants restricted stock units subject to specific service, performance, and/or market conditions. The Company’s policy is to recognize expense for awards that have service conditions only subject to graded vesting using the straight-line attribution method. The fair value of service and performance-based units is based on the market price of a share of underlying common stock at the date of grant. The fair values of the awards that contain market conditions are estimated using a Monte Carlo simulation approach in a risk-neutral framework to model future stock price movements based upon historical volatility, risk-free rates of return, and correlation matrix. The amount of compensation costs related to restricted stock units and performance units not yet recognized was $15.3 million at June 30, 2021, for which the expense will be recognized through 2024.
15. STOCKHOLDERS’ EQUITY
Share Repurchase Program
In November 2018, the Company announced that the Board of Directors approved the repurchase of an additional $100 million in shares of common stock over a three-year period. This authorization was an increase to the previous $100 million repurchase programs approved in February 2017 and February 2016. The repurchase program is set to expire on February 28, 2022. Stock repurchases under this program may be made in the open market or in private transactions at times and in amounts determined by the Company. As of June 30, 2021, $11.4 million remained available under the program.
Common and Preferred Stock
The Board of Directors has the authority to issue common and unclassed preferred stock of up to 200 million shares and 25 million shares, respectively, with par value of $0.01 per share, as well as to fix dividends, voting and conversion rights, redemption provisions, liquidation preferences, and other rights and restrictions.
Accumulated Other Comprehensive Income (Loss)
Changes in AOCI by component, net of tax, for the six months ended June 30, 2021 are summarized as follows (in thousands):

	Foreign Currency Translation	Derivative Instruments	Total
Balances at December 31, 2020	$(2,182)	$9,815	$7,633
Net unrealized gains (losses) arising during the period(a)	(303)	15,305	15,002
Less: Net realized gains (losses) reclassified to net income(b)	—	775	775
Net change during the period	(303)	14,530	14,227
Balances at March 31, 2021	(2,485)	24,345	21,860
Net unrealized gains (losses) arising during the period(c)	667	14,895	15,562
Less: Net realized gains (losses) reclassified to net income(d)	—	6,264	6,264
Net change during the period	667	8,631	9,298
Balances at June 30, 2021	(1,818)	32,976	31,158
—————————
(a) Derivative instruments net of $5.2 million of tax liability for the three months ended March 31, 2021.
(b) Derivative instruments net of $0.3 million of tax liability for the three months ended March 31, 2021.
(c) Derivative instruments net of $5.0 million of tax liability for the three months ended June 30, 2021.
(d) Derivative instruments net of $2.1 million of tax liability for the three months ended June 30, 2021.

Changes in AOCI by component, net of tax, for the six months ended June 30, 2020 are summarized as follows (in thousands):

	Foreign Currency Translation	Derivative Instruments	Total
Balances at December 31, 2019	$(1,866)	$(2,112)	$(3,978)
Net unrealized gains (losses) arising during the period(e)	(1,636)	(5,217)	(6,853)
Less: Net realized gains (losses) reclassified to net loss(f)	—	(1,334)	(1,334)
Net change during the period	(1,636)	(3,883)	(5,519)
Balances at March 31, 2020	(3,502)	(5,995)	(9,497)
Net unrealized gains (losses) arising during the period(g)	318	470	788
Less: Net realized gains (losses) reclassified to net income(h)	—	(1,794)	(1,794)
Net change during the period	318	2,264	2,582
Balances at June 30, 2020	(3,184)	(3,731)	(6,915)
—————————
(e) Derivative instruments net of $1.8 million of tax benefit for the three months ended March 31, 2020.
(f) Derivative instruments net of $0.5 million of tax benefit for the three months ended March 31, 2020.
(g) Derivative instruments net of $0.2 million of tax liability for the three months ended June 30, 2020.
(h) Derivative instruments net of $0.6 million of tax benefit for the three months ended June 30, 2020.

16. INCOME TAXES
For the three months ended June 30, 2021, the Company recognized income tax expense of $4.0 million compared to $0.5 million for the same period in the prior year. The Company recognized income tax expense of $5.8 million in the first six months of 2021 compared to an income tax benefit of $9.0 million for the same period in the prior year. The effective tax rates for the first six months of 2021 and 2020 were 27.3% and 7.8%, respectively. For the first six months of 2021, the effective tax rate differs from the US Federal statutory rate of 21% primarily due to the impact of state and local taxes and discrete items incurred related to stock-based compensation. For the first six months of 2020, the effective tax rate differs from the US Federal statutory rate of 21% primarily due to the impact of state and local taxes, impairment of non-deductible goodwill, provisions related to the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) passed in March 2020, and discrete items incurred related to stock-based compensation.
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
17. DIVESTITURES AND PROPERTY, PLANT, AND EQUIPMENT
During the second quarter of 2021, the Company sold its Extract Technology® (“Extract”) business that manufactured stainless steel isolators and downflow booths, as well as custom-fabricated equipment, including workstations and drum booths for the pharmaceutical, fine chemical, biotech, and nuclear end markets. Proceeds of the sale, net of transaction costs and cash divested, totaled approximately $20.8 million. Prior to the sale, Extract was an operating unit within the Diversified Products reporting segment. A gain on sale of approximately $1.9 million was recognized in connection with the divestiture, and a portion of the net proceeds from the sale were used to pay down outstanding principal under the New Term Loan Credit Agreement as further described in Note 7. The gain on sale is included in Impairment and other, net in the Condensed Consolidated Statements of Operations. In accordance with the relevant accounting guidance, as part of the sale the Company allocated $11.1 million of goodwill based upon the relative fair value of the Extract operating unit compared to the Diversified Products reporting unit as a whole. This goodwill, along with net intangible assets of approximately $1.3 million, were included in the carrying value of the disposed assets and the resulting gain recognized in connection with the sale.
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

Reportable segment information is as follows (in thousands):

Three Months Ended June 30, 2021	Commercial Trailer Products	Diversified Products	Final Mile Products	Corporate and Eliminations	Consolidated
Net sales
External customers	$296,103	$72,296	$81,023	$—	$449,422
Intersegment sales	239	4,282	—	(4,521)	—
Total net sales	$296,342	$76,578	$81,023	$(4,521)	$449,422

Income (loss) from operations	$32,299	$5,824	$(3,247)	$(12,192)	$22,684
Assets	$310,179	$256,905	$375,336	$238,080	$1,180,500

Three Months Ended June 30, 2020	Commercial Trailer Products	Diversified Products	Final Mile Products	Corporate and Eliminations	Consolidated
Net sales
External customers	$232,247	$56,074	$50,832	$—	$339,153
Intersegment sales	7	7,877	—	(7,884)	—
Total net sales	$232,254	$63,951	$50,832	$(7,884)	$339,153

Income (loss) from operations	$18,599	$2,242	$(6,569)	$(8,273)	$5,999
Assets	$347,072	$289,927	$370,915	$134,351	$1,142,265

Six Months Ended June 30, 2021	Commercial Trailer Products	Diversified Products	Final Mile Products	Corporate and Eliminations	Consolidated
Net sales
External customers	$542,874	$140,463	$158,088	$—	$841,425
Intersegment sales	1,177	10,123	—	(11,300)	—
Total net sales	$544,051	$150,586	$158,088	$(11,300)	$841,425

Income (loss) from operations	$53,164	$11,913	$(7,194)	$(23,984)	$33,899
Assets	$310,179	$256,905	$375,336	$238,080	$1,180,500

Six Months Ended June 30, 2020	Commercial Trailer Products	Diversified Products	Final Mile Products	Corporate and Eliminations	Consolidated
Net sales
External customers	$483,192	$131,933	$111,102	$—	$726,227
Intersegment sales	37	14,976	—	(15,013)	—
Total net sales	$483,229	$146,909	$111,102	$(15,013)	$726,227

Income (loss) from operations	$34,470	$(3,828)	$(114,610)	$(20,089)	$(104,057)
Assets	$347,072	$289,927	$370,915	$134,351	$1,142,265
b.  Product Information
The Company offers products primarily in four general categories: (1) new trailers, (2) used trailers, (3) components, parts and service, and (4) equipment and other. The following table sets forth the major product categories and their percentage of consolidated net sales (dollars in thousands):

Three Months Ended June 30, 2021	Commercial Trailer Products	Diversified Products	Final Mile Products	Eliminations	Consolidated
New trailers	$287,741	$34,090	$—	$—	$321,831	71.6%
Used trailers	19	359	—	—	378	0.1%
Components, parts and service	5,529	27,544	3,965	(4,282)	32,756	7.3%
Equipment and other	3,053	14,585	77,058	(239)	94,457	21.0%
Total net sales	$296,342	$76,578	$81,023	$(4,521)	$449,422	100.0%

Three Months Ended June 30, 2020	Commercial Trailer Products	Diversified Products	Final Mile Products	Eliminations	Consolidated
New trailers	$218,753	$28,176	$—	$—	$246,929	72.8%
Used trailers	2,273	1,323	—	—	3,596	1.1%
Components, parts and service	9,571	22,166	2,453	(7,884)	26,306	7.8%
Equipment and other	1,657	12,286	48,379	—	62,322	18.4%
Total net sales	$232,254	$63,951	$50,832	$(7,884)	$339,153	100.0%

Six Months Ended June 30, 2021	Commercial Trailer Products	Diversified Products	Final Mile Products	Eliminations	Consolidated
New trailers	$526,406	$64,356	$—	$—	$590,762	70.2%
Used trailers	184	1,206	—	—	1,390	0.2%
Components, parts and service	11,470	57,510	7,688	(10,125)	66,543	7.9%
Equipment and other	5,991	27,514	150,400	(1,175)	182,730	21.7%
Total net sales	$544,051	$150,586	$158,088	$(11,300)	$841,425	100.0%

Six Months Ended June 30, 2020	Commercial Trailer Products	Diversified Products	Final Mile Products	Eliminations	Consolidated
New trailers	$456,654	$71,488	$—	$—	$528,142	72.7%
Used trailers	2,591	2,533	—	—	5,124	0.7%
Components, parts and service	18,843	48,248	6,175	(14,984)	58,282	8.0%
Equipment and other	5,141	24,640	104,927	(29)	134,679	18.5%
Total net sales	$483,229	$146,909	$111,102	$(15,013)	$726,227	100.0%

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

COVID-19 Update
In March 2020, a global pandemic was declared by the World Health Organization (the “WHO”) related to COVID-19. This pandemic created significant uncertainties and disruptions in the global economy. We are closely monitoring the pandemic and remain focused on the health and safety of our employees, as well as the health of our business. In addition, we track, evaluate, and manage our operating plans in light of the most recent developments including the changes to best practice guidelines by health experts, the availability of vaccines, the drop in new cases in the United States, and individual states ending their respective shut-down orders. Further, we remain focused on maintaining business continuity and ensuring our facilities remain operational where safe and appropriate to do so.
The safety and well-being of our employees have been, and will remain, our highest priority. In early March 2020, we assembled a pandemic response team to manage the changes necessary to adapt to the rapidly-changing environment. This response team continues to meet with our senior leadership team to provide updates and continuously monitor the most recent developments. Actions we have taken to protect our employees include, but are not limited to:
▪We implemented pandemic continuity plans.
▪We continue to evaluate best-practice safe guidelines by recognized health experts.
▪We are informing our employees about the availability of vaccines and encouraging them to get vaccinated.
▪We are encouraging employees with symptoms to stay home.
As the pandemic evolves along with the guidance from federal, state and local public health authorities, we may take additional actions based on their requirements and recommendations.
We also worked with local food banks, schools, healthcare facilities, and other nonprofit organizations to support agencies and families in need, including the following:
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

Results of Operations
The following table sets forth certain operating data as a percentage of net sales for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	87.6%	89.9%	87.8%	90.2%
Gross profit	12.4%	10.1%	12.2%	9.8%

General and administrative expenses	5.1%	5.8%	5.4%	6.3%
Selling expenses	1.3%	1.4%	1.5%	1.8%
Amortization of intangibles	1.3%	1.6%	1.4%	1.5%
Impairment and other, net	(0.4%)	(0.5%)	(0.1%)	14.5%
Income (loss) from operations	5.1%	1.8%	4.0%	(14.3%)

Interest expense	(1.3%)	(1.7%)	(1.4%)	(1.7%)
Other, net	(0.1%)	0.1%	(0.1%)	0.1%
Income (loss) before income tax expense (benefit)	3.7%	0.2%	2.5%	(15.9%)

Income tax expense (benefit)	0.9%	0.2%	0.7%	(1.2%)
Net income (loss)	2.8%	—%	1.8%	(14.7%)
For the three-month period ended June 30, 2021, we recorded net sales of $449.4 million compared to $339.2 million in the prior year period. Net sales for the three-month period ended June 30, 2021 increased $110.3 million, or 32.5%, compared to the prior year period, due primarily to increases of 37.6% and 57.0% in new trailer and truck body unit shipments, respectively, on stronger demand in these markets. The higher shipment volumes drove increases of 27.6% and 59.4% in net sales within the Commercial Trailer Products and Final Mile Products reportable segments, respectively. In addition, net sales within the Diversified Products reportable segment increased 19.7% from the prior year period. Gross profit margin increased to 12.4% in the second quarter of 2021 compared to 10.1% in the prior year period primarily driven by higher volumes and continued realization of cost containment measures implemented during 2020, including headcount reductions. While we have observed an increase in overall industry demand thus far during 2021 compared to 2020’s suppressed levels, we continue to experience some challenges as we ramp-up production, manage our supply chain, and hire additional labor. However, we are focused on positioning ourselves to profitably capitalize on the current increase in demand and industry upswings.
For the three-month period ended June 30, 2021, selling, general and administrative expenses increased $4.5 million as compared to the same period in 2020. As a percentage of net sales, selling, general and administrative expenses decreased to 6.5% in the second quarter of 2021 as compared to 7.2% in the prior year period, partially due to the continued realization of cost containment measures implemented during 2020, including headcount reductions, as well as Company-wide furloughs during the second quarter of 2020. The overall increase in selling, general and administrative expenses in the current year period compared to the same period in the prior year was primarily attributable to higher employee-related costs, including employee incentive and benefit programs, which was largely due to Company-wide furloughs during the second quarter of 2020.
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

Three Months Ended June 30, 2021 Compared with the Three Months Ended June 30, 2020
Net Sales
Net sales in the second quarter of 2021 increased $110.3 million, or 32.5%, compared to the second quarter of 2020. By business segment, prior to the elimination of intercompany sales, sales and related units sold were as follows (dollars in thousands):

	Three Months Ended June 30,		Change
	2021	2020	Amount	%
	(prior to elimination of intersegment sales)
Sales by Segment
Commercial Trailer Products	$296,342	$232,254	$64,088	27.6%
Diversified Products	76,578	63,951	12,627	19.7%
Final Mile Products	81,023	50,832	30,191	59.4%
Eliminations	(4,521)	(7,884)	3,363
Total	$449,422	$339,153	$110,269	32.5%

New Trailers	(units)
Commercial Trailer Products	11,090	8,000	3,090	38.6%
Diversified Products	500	400	100	25.0%
Total	11,590	8,400	3,190	38.0%

Used Trailers	(units)
Commercial Trailer Products	—	185	(185)	(100.0%)
Diversified Products	15	35	(20)	(57.1%)
Total	15	220	(205)	(93.2%)
Commercial Trailer Products segment sales, prior to the elimination of intersegment sales, were $296.3 million for the second quarter of 2021, an increase of $64.1 million, or 27.6%, compared to the second quarter of 2020. New trailers shipped during the second quarter of 2021 totaled 11,090 trailers compared to 8,000 trailers in the prior year period, an increase of 38.6%. The increase in new trailer shipments resulted in a 31.5% increase in new trailer revenue. Revenue per new trailer unit decreased 5.0% from the prior year period due in part to product mix (a higher mix of pup trailers in the current year). Sales of our parts and service product offerings totaled $5.5 million for the second quarter of 2021, a decrease of $4.0 million, or 42.2%, as compared to the prior year period, primarily due to the closure of several service locations.
Diversified Products segment sales, prior to the elimination of intersegment sales, were $76.6 million for the second quarter of 2021, an increase of $12.6 million, or 19.7%, compared to the second quarter of 2020. New trailer shipments for the second quarter of 2021 totaled 500 units compared to 400 units in the prior year period, resulting in an increase in new trailer revenue of $5.9 million, or 21.0%. The increases in new trailer shipments and revenue are primarily attributable to stronger demand in this market segment compared to the prior year, partially offset by the sale of Beall® in Q4 2020, which accounted for approximately $5.1 million of revenue during the second quarter of 2020. Sales of our parts and service product offerings totaled $27.5 million for the second quarter of 2021, an increase of $5.4 million, or 24.3%, as compared to the prior year period due to strong demand in this market segment. Equipment and other revenue increased $2.3 million, or 18.7%, compared to the prior year period.
Final Mile Products segment sales, prior to the elimination of intersegment sales, were $81.0 million in the second quarter of 2021, an increase of $30.2 million, or 59.4%, compared to the second quarter of 2020. New truck body sales increased $28.5 million, or 59.7%. The increase in truck body sales is primarily due to a 58.4% increase in truck body unit shipments in the second quarter of 2021 compared to the prior year period. Sales of our parts and service product offerings totaled $4.0 million for the second quarter of 2021, an increase of $1.5 million, or 61.7%, as compared to the prior year period. The overall increase in net sales compared to the prior year period is attributable to stronger demand in this market segment.
Cost of Sales
Cost of sales was $393.8 million in the second quarter of 2021, an increase of $89.0 million, or 29.2%, compared to the prior year period. Cost of sales is comprised of material costs, a variable expense, and other manufacturing costs, comprised of both fixed and variable expenses, including direct and indirect labor, outbound freight, overhead expenses, and depreciation.

Commercial Trailer Products segment cost of sales was $257.7 million in the second quarter of 2021, an increase of $47.9 million, or 22.8%, compared to the prior year period. The increase in cost of sales, which was primarily driven by higher sales and production volumes on stronger demand, was due to an increase in materials costs of $37.5 million, or 24.7%, and higher labor costs of approximately $16.1 million. These increases were partially offset by lower fixed costs, due to higher volume leverage and in part to the continued realization of cost containment measures implemented during 2020.
Diversified Products segment cost of sales was $64.4 million in the second quarter of 2021, an increase of $11.2 million, or 21.1%, compared to the prior period. The increase in cost of sales was primarily due to higher sales volumes, which resulted in higher materials costs of $12.7 million and an increase in labor costs of approximately $1.2 million. These increases were partially offset by the sale of Beall® in Q4 2020, as well as certain fixed manufacturing costs due in part to the continued realization of cost containment measures implemented during 2020.
Final Mile Product segment cost of sales was $74.9 million in the second quarter of 2021, an increase of $26.0 million, or 53.2%, compared to the prior period. The increase, which was primarily driven by higher sales and production volumes on stronger demand, was due to an $18.8 million increase in materials costs and higher labor costs of approximately $8.3 million. These increases were partially offset by lower fixed costs, due to higher volume leverage and in part to the continued realization of cost containment measures implemented during 2020.
Gross Profit
Gross profit was $55.6 million in the second quarter of 2021, an increase of $21.3 million from the prior year period. Gross profit as a percentage of net sales was 12.4% for the second quarter of 2021, compared to 10.1% for the same period in 2020. Gross profit by segment was as follows (dollars in thousands):

	Three Months Ended June 30,		Change
	2021	2020	Amount	%
Gross Profit by Segment
Commercial Trailer Products	$38,623	$22,392	$16,231	72.5%
Diversified Products	12,151	10,761	1,390	12.9%
Final Mile Products	6,147	1,963	4,184	213.1%
Corporate and Eliminations	(1,313)	(795)	(518)
Total	$55,608	$34,321	$21,287	62.0%
Commercial Trailer Products segment gross profit was $38.6 million for the second quarter of 2021 compared to $22.4 million for the second quarter of 2020. Gross profit, prior to the elimination of intersegment sales, as a percentage of net sales, was 13.0% in the second quarter of 2021 compared to 9.6% in the comparative 2020 period. The overall increase in gross profit as a percentage of net sales was largely due to higher volume leverage and in part as a result of our cost containment measures implemented throughout 2020. Primarily because of these reasons, gross profit as a percentage of net sales for the second quarter of 2021 increased compared to the prior year period.
Diversified Products segment gross profit was $12.2 million for the second quarter of 2021 compared to $10.8 million for the second quarter of 2020. Gross profit, prior to the elimination of intersegment sales, as a percentage of net sales, was 15.9% in the second quarter of 2021 compared to 16.8% in the 2020 period. Despite the increase in new trailer shipments and revenue and the continued realization of cost containment efforts implemented throughout 2020 to reduce our operating costs, gross profit as a percentage of net sales decreased from the prior year. This was primarily attributable to higher materials and variable costs as a percentage of revenue.
Final Mile Products segment gross profit was $6.1 million for the second quarter of 2021 compared to $2.0 million in the same quarter of 2020. Gross profit, prior to the elimination of intersegment sales, as a percentage of net sales, was 7.6% in the second quarter of 2021 compared to 3.9% in the 2020 period. The overall increase in gross profit as a percentage of net sales was largely attributable to the 59.4% increase in sales while cost of sales increased only 53.2% compared to the prior year period. Fixed costs as a percentage of sales decreased from the prior year period largely due to higher volume leverage and in part as a result of our cost containment measures implemented throughout 2020.
General and Administrative Expenses
General and administrative expenses for the second quarter of 2021 increased $3.3 million, or 16.7%, from the prior year period. The increase from the prior year period was largely due to an increase of approximately $2.7 million in employee-related costs, including benefits and incentive programs, which was primarily attributable to Company-wide furloughs during the second quarter of 2020. In addition, outside services costs increased by approximately $0.5 million. As a percentage of net sales, general and administrative expenses were 5.1% for the second quarter of 2021 compared to 5.8% for the second quarter of 2020. The decrease in general and administrative expenses as a percentage of net sales was due in part to our implementation of cost containment measures during 2020, including headcount reductions.
Selling Expenses
Selling expenses were $6.1 million in the second quarter of 2021, an increase of $1.2 million, or 24.1%, compared to the prior year period. The increase was primarily attributable to higher employee-related costs, including benefits and incentive programs, of approximately $0.7 million, which was largely attributable to Company-wide furloughs during the second quarter of 2020. In addition, outside services and travel-related costs increased $0.3 million and $0.1 million, respectively. As a percentage of net sales, selling expenses were 1.3% for the second quarter of 2021 compared to 1.4% for the second quarter of 2020. The slight decrease in selling expenses as a percentage of net sales was partially attributable to our implementation of cost containment measures during 2020, including headcount reductions.
Amortization of Intangibles
Amortization of intangibles was $5.8 million for the second quarter of 2021 compared to $5.5 million in the prior year period. Amortization of intangibles was the result of expenses recognized for intangible assets recorded from the acquisitions of Walker in May 2012, certain assets of Beall® in February 2013 (which was sold during the fourth quarter of 2020 as further described in our Annual Report on Form 10-K for the year ended December 31, 2020), and Supreme in September 2017.
Impairment and Other, Net
Impairment and other, net were gains of $1.8 million and $1.7 million for the three months ended June 30, 2021 and 2020, respectively. During the three months ended June 30, 2021, we sold our Extract Technology® business and recognized a gain on sale of approximately $1.9 million. The gain on sale was partially offset by insignificant items. Activity during the second quarter of 2020 relates to the net gain on sale of property, plant, and equipment assets for proceeds totaling $2.7 million.
Other Income (Expense)
Interest expense for the second quarter of 2021 totaled $6.0 million compared to $5.9 million in the second quarter of 2020. Interest expense relates to interest and non-cash accretion charges on our New (during 2021) and Old (during 2020) Term Loan Credit Agreements, Senior Notes, and Revolving Credit Agreement. The increase from the prior year period is primarily due to a higher interest rate on our New Term Loan Credit Agreement, partially offset by our prepayments over the last 12 months.
Other, net for the second quarter of 2021 represented expense of $0.4 million as compared to income of $0.3 million for the prior year period. Expense for the current year period is primarily attributable to debt extinguishment charges totaling $0.5 million in connection with the $30.0 million principal payments under our New Term Loan Credit Agreement during the second quarter, partially offset by interest income. Income for the prior year period is primarily related to interest income.
Income Taxes
We recognized income tax expense of $4.0 million in the second quarter of 2021 compared to $0.5 million for the same period in the prior year. The effective tax rate for this period was 24.5% compared to 136.3% for the same period in the prior year. For the second quarter of 2021, the effective tax rate differs from the US Federal statutory rate of 21% primarily due to the impact of state and local taxes and discrete items incurred related to stock-based compensation. For the second quarter of 2020, the effective tax rate differs from the US Federal statutory rate of 21% primarily due to the impact of state and local taxes, provisions related to the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), and discrete items incurred related to stock-based compensation.

Six Months Ended June 30, 2021 Compared with the Six Months Ended June 30, 2020
Net Sales
Net sales in the first six months of 2021 increased $115.2 million, or 15.9%, compared to the first six months of 2020. By business segment, prior to the elimination of intercompany sales, sales and related units sold were as follows (dollars in thousands):

	Six Months Ended June 30,		Change
	2021	2020	Amount	%
	(prior to elimination of intersegment sales)
Sales by Segment
Commercial Trailer Products	$544,051	$483,229	$60,822	12.6%
Diversified Products	150,586	146,909	3,677	2.5%
Final Mile Products	158,088	111,102	46,986	42.3%
Eliminations	(11,300)	(15,013)	3,713
Total	$841,425	$726,227	$115,198	15.9%

New Trailer Shipments	(units)
Commercial Trailer Products	20,340	16,525	3,815	23.1%
Diversified Products	920	1,050	(130)	(12.4)%
Total	21,260	17,575	3,685	21.0%

Used Trailer Shipments	(units)
Commercial Trailer Products	15	220	(205)	(93.2)%
Diversified Products	40	70	(30)	(42.9)%
Total	55	290	(235)	(81.0)%
Commercial Trailer Products segment sales prior to the elimination of intersegment sales were $544.1 million for the first six months of 2021, an increase of $60.8 million, or 12.6%, compared to the first six months of 2020. Trailers shipped during the first six months of 2021 totaled 20,340 trailers compared to 16,525 trailers in the prior year period, a 23.1% increase on stronger demand in this segment. The increase in new trailer shipments compared to the prior year period resulted in a $69.8 million, or 15.3%, increase in new trailer revenue. Revenue per new trailer unit decreased 6.3% from the prior year period due to product mix (a higher mix of pup trailers in the current year) and customer mix for a portion of the current year period. Parts and service revenue for the six-month period of 2021 totaled $11.5 million, a decrease of $7.4 million, or 39.1%, from the prior year period primarily due to the closure of several service locations. Used trailer sales decreased $2.4 million compared to the prior year period due to a 205 unit decrease in used trailer shipments in the first six months of 2021 compared to the prior year period.
Diversified Products segment sales prior to the elimination of intersegment sales were $150.6 million for the first six months of 2021, an increase of $3.7 million, or 2.5%, compared to the same period of 2020. Trailers shipped during the first six months of 2021 totaled 920 trailers compared to 1,050 trailers in the prior year period, a 12.4% decrease. The decrease in new trailer shipments compared to the prior year period resulted in a $7.1 million, or 10.0%, decrease in sales. This is largely attributable to the sale of Beall® in Q4 2020, which accounted for approximately $10.9 million of revenue during the first six months of 2020, as well as production ramp-up issues and certain raw material shortages that occurred primarily during the first quarter of 2021. Compared to the prior year period, equipment sales increased $2.9 million, or 11.7%, while parts and service sales increased $9.3 million, or 19.2%. These increases are attributable to stronger demand in these markets.
Final Mile Products segment sales, prior to the elimination of intersegment sales, were $158.1 million for the first six months of 2021, an increase of $47.0 million, or 42.3% from the first six months of 2020. Increased truck body unit shipments of 46.3% drove a $45.5 million, or 44.1%, increase in new truck body sales compared to the prior year period. Sales of our parts and service product offerings totaled $7.7 million for the second quarter of 2021, an increase of $1.5 million, or 24.5%, as compared to the prior year period. The overall increase in net sales compared to the prior year period is attributable to stronger demand in this market segment.

Cost of Sales
Cost of sales was $738.7 million in the first six months of 2021, an increase of $83.5 million, or 12.7%, compared to the prior year period. Cost of sales is comprised of material costs, a variable expense, and other manufacturing costs, comprised of both fixed and variable expenses, including direct and indirect labor, outbound freight, overhead expenses, and depreciation.
Commercial Trailer Products segment cost of sales was $478.2 million in the first six months of 2021, an increase of $41.3 million, or 9.4%, compared to the prior year period. The increase in cost of sales, which was primarily driven by higher sales and production volumes on stronger demand, was due to a $33.7 million increase in materials costs and a $20.3 million increase in labor costs. These increases were partially offset by lower fixed costs, due to higher volume leverage and in part to the continued realization of cost containment measures implemented during 2020.
Diversified Products segment cost of sales was $123.3 million in the first six months of 2021, an increase of $2.3 million, or 1.9%, compared to the prior period. Despite lower shipment volumes compared to the prior year period, cost of sales increased primarily due to higher materials costs of $10.1 million. In addition, labor costs increased approximately $0.3 million compared to the prior year period. These increases were partially offset by the sale of Beall® in Q4 2020, as well as certain fixed manufacturing costs due in part to the continued realization of cost containment measures implemented during 2020.
Final Mile Product segment cost of sales was $145.5 million in the first six months of 2021, an increase of $36.0 million, or 32.9%, compared to the prior year period. The increase was driven by a $26.4 million increase in materials costs and a $15.2 million increase in labor, both of which were primarily related to increased sales volumes. These increases were partially offset by lower fixed costs, due to higher volume leverage and in part to the continued realization of cost containment measures implemented during 2020.
Gross Profit
Gross profit was $102.8 million in the first six months of 2021, an increase of $31.7 million from the prior year period. Gross profit as a percentage of sales was 12.2% for the first six months, compared to 9.8% during the same period in 2020. Gross profit by segment was as follows (dollars in thousands):

	Six Months Ended June 30,		Change
	2021	2020	$	%
Gross Profit by Segment
Commercial Trailer Products	$65,858	$46,235	$19,623	42.4%
Diversified Products	27,254	25,902	1,352	5.2%
Final Mile Products	12,603	1,719	10,884	633.2%
Corporate	(2,941)	(2,792)	(149)
Total	$102,774	$71,064	$31,710	44.6%
Commercial Trailer Products segment gross profit was $65.9 million for the first six months of 2021 compared to $46.2 million for the prior year period. Gross profit prior to the elimination of intersegment sales, as a percentage of net sales, was 12.1% in 2021 compared to 9.6% in the prior period. The overall increase in gross profit as a percentage of net sales was largely due to higher volume leverage and in part as a result of our cost containment measures implemented throughout 2020. Because of these reasons, along with a favorable product mix for a portion of the current year period, gross profit as a percentage of net sales for the second quarter of 2021 increased compared to the prior year period.
Diversified Products segment gross profit was $27.3 million for the first six months of 2021 compared to $25.9 million in the same period of 2020. Gross profit prior to the elimination of intersegment sales, as a percentage of net sales, was 18.1% in the 2021 period compared to 17.6% in the prior period. Despite lower shipment volumes compared to the prior year period, gross profit as a percentage of net sales increased 0.5% largely due to the continued realization of cost containment efforts implemented throughout 2020 to reduce our operating costs.
Final Mile Products segment gross profit was $12.6 million for the first six months of 2021 compared to $1.7 million in the same period of 2020. Gross profit as a percentage of sales was 8.0% in the first six months of 2021 compared to 1.5% in the prior year period. The overall increase in gross profit as a percentage of net sales was largely attributable to the 42.3% increase in sales while cost of sales increased only 32.9% compared to the prior year period. Fixed costs as a percentage of sales decreased from the prior year period largely due to higher volume leverage and in part as a result of our cost containment measures implemented throughout 2020.

General and Administrative Expenses
General and administrative expenses for the first six months of 2021 decreased $0.1 million, or 0.1%, from the prior year period. The decrease from the prior year period was due to a decrease of approximately $0.7 million in professional and other service expenses, as well as a $0.2 million decrease in travel-related expenses. Additional decreases were individually insignificant. These decreases were partially offset by higher employee-related costs, including benefits and incentive programs, of approximately $0.7 million, which was largely attributable to Company-wide furloughs during the second quarter of 2020. As a percentage of sales, general and administrative expenses were 5.4% for the 2021 period as compared to 6.3% for the same period of 2020. The decrease in general and administrative expenses as a percentage of net sales was due in part to our implementation of cost containment measures during 2020, including headcount reductions.
Selling Expenses
Selling expenses were $12.7 million in the first six months of 2021, a decrease of $0.2 million, or 1.2%, compared to the prior year period. This decrease was due to lower advertising and promotional expenses of approximately $1.0 million, as well as a $0.3 million decrease in travel-related expenses. These decreases were partially offset by higher employee-related costs, including benefits and incentive programs, of approximately $0.5 million, which was largely attributable to Company-wide furloughs during the second quarter of 2020, and higher outside services costs of $0.6 million. As a percentage of net sales, selling expenses were 1.5% for the 2021 period as compared to 1.8% for the same period of 2020. The decrease in selling expenses as a percentage of net sales was partially attributable to our implementation of cost containment measures during 2020, including headcount reductions.
Amortization of Intangibles
Amortization of intangibles was $11.6 million for the first six months of 2021 compared to $11.0 million in the prior year period. Amortization of intangibles for both periods was the result of expenses recognized for intangible assets recorded from the acquisitions of Walker in May 2012, certain assets of Beall in February 2013 (which was sold during the fourth quarter of 2020 as further described in our Annual Report on Form 10-K for the year ended December 31, 2020), and Supreme in September 2017.
Impairment and Other, Net
Impairment and other, net was a gain of $1.2 million during the first six months of 2021 compared to a loss of $105.4 million during the first six months of 2020. During the second quarter of 2021, we sold our Extract Technology® business and recognized a gain on sale of approximately $1.9 million. This gain was partially offset by the impairment of unused and obsolete property, plant, and equipment assets during the first quarter of 2021 totaling approximately $0.8 million. In addition, during the three months ended March 31, 2021, we sold property, plant, and equipment assets resulting in a gain on sale of approximately $0.2 million. Activity during the first six months of 2020 was primarily the result of impairment charges related to goodwill within the Final Mile Products and Diversified Products segments totaling $106.8 million during the first quarter of 2020. These impairment charges were partially offset by the net gain on sale of property, plant, and equipment assets during the second quarter of 2020.
Other Income (Expense)
Interest expense for the first six months of 2021 totaled $12.2 million compared to $12.2 million in the prior year period. Interest expense relates to interest and non-cash accretion charges on our New Term Loan Credit Agreement, Old Term Loan Credit Agreement, Senior Notes, and Revolving Credit Agreement. Our prepayments over the last 12 months were offset by a higher interest rate on our New Term Loan Credit Agreement.
Other, net for the first six months of 2021 represented expense of $0.4 million as compared to income of $0.4 million for the prior year period. Expense for the current year period is primarily attributable to debt extinguishment charges totaling $0.5 million in connection with the $30.0 million principal payments under our New Term Loan Credit Agreement during the second quarter, partially offset by interest income. Income for the prior year period is primarily related to interest income.
Income Taxes
The Company recognized income tax expense of $5.8 million in the first six months of 2021 compared to an income tax benefit of $9.0 million for the same period in the prior year. The effective tax rate for the first six months of 2021 and 2020 were 27.3% and 7.8%, respectively. For the first six months of 2021, the effective tax rate differs from the US Federal statutory rate of 21% primarily due to the impact of state and local taxes and discrete items incurred related to stock-based compensation. For the first six months of 2020, the effective tax rate differs from the US Federal statutory rate of 21% primarily due to the impact of state and local taxes, impairment of non-deductible goodwill, provisions related to the CARES Act, and discrete items incurred related to stock-based compensation.

Liquidity and Capital Resources
Capital Structure
Our capital structure is comprised of a mix of debt and equity. As of June 30, 2021, our debt to equity ratio, including our finance lease obligations, was approximately 1.0:1.0. Our long-term objective is to generate operating cash flows sufficient to support the growth within our businesses and increase shareholder value. This objective will be achieved through a balanced capital allocation strategy of sustaining strong liquidity, maintaining healthy leverage ratios, investing in the business, both organically and strategically, and returning capital to our shareholders. As of May 11, 2021, the Board of Directors has designated a Finance Committee for the primary purpose of assisting the Board in its oversight of the Company’s capital structure, financing, investment, and other financial matters of importance to the Company.
During the first six months of 2021, in keeping to this balanced approach, we paid dividends of approximately $8.4 million and repurchased shares under our share repurchase program totaling $40.0 million. Also, as further described in Note 7, during the second quarter of 2021 we made principal payments under our New Term Loan Credit Agreement totaling $30.0 million. In addition, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020, during the third quarter of 2020 we used the proceeds from our $150.0 million New Term Loan Credit Agreement to pay off the $135.2 million outstanding balance on the Old Term Loan Credit Agreement. We used the remaining proceeds to pay related issuance costs and expenses as well as repay $10.0 million against our Senior Notes, which are now our nearest maturity of outstanding debt due October 2025. Collectively, these actions demonstrate our confidence in the financial outlook of the Company and our ability to generate cash flow, both near and long term, and reinforce our overall commitment to deliver shareholder value while maintaining the flexibility to continue to execute our strategic plan for profitable growth and diversification.
Our liquidity position, defined as cash and restricted cash on hand and available borrowing capacity on the Revolving Facility, amounted to $304.3 million as of June 30, 2021, a slight increase compared to $303.6 million as of June 30, 2020 and a decrease of 21% from $384.0 million as of December 31, 2020. While we believe a certain degree of uncertainty remains in the industry due in part to the COVID-19 pandemic, we believe we are well-positioned to capitalize on the expected increase in industry demand and production throughout 2021 and beyond. For 2021, we expect to continue our commitment to fund our working capital requirements and capital expenditures, including maintaining our assets to capitalize on any economic and/or industry upswings, while also responsibly returning capital to our shareholders. We will continue to adjust to changes in the current environment, preserve the strength of our balance sheet, prioritize the safety of our employees, and ensure the liquidity and financial well-being of the Company.
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
The indenture for the Senior Notes contains customary events of default, including payment defaults, breaches of covenants, failure to pay certain judgments and certain events of bankruptcy, insolvency and reorganization. As of June 30, 2021, we were in compliance with all covenants, and while the duration and severity of the ongoing COVID-19 pandemic are unknown at this time, we do not anticipate that the pandemic will impact our ability to remain in compliance with these covenants.
Contractual coupon interest expense and accretion of discount and fees for the Senior Notes for the three- and six-month periods ended June 30, 2021 was $4.5 million and $9.0 million, respectively, compared to $4.6 million and $9.3 million for the three- and six-month periods ended June 30, 2020, respectively. Contractual coupon interest expense and accretion of discount and fees are included in Interest expense on our Condensed Consolidated Statements of Operations.

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
On September 28, 2020, we entered into the First Amendment to Second Amended and Restated Credit Agreement (the “Amendment,” and together with the Second Amended and Restated Credit Agreement, the “Revolving Credit Agreement” or “Revolving Facility”) among us, certain of our subsidiaries party thereto, the lenders party thereto, and the Revolver Agent. The Amendment primarily made conforming changes to the provisions in the Revolving Credit Agreement to reflect modifications made under the new term loan credit agreement, which is described in more detail below.
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
The Revolving Credit Agreement contains customary covenants limiting our ability and certain of our affiliates to, among other things, pay cash dividends, incur debt or liens, redeem or repurchase stock, enter into transactions with affiliates, merge, dissolve, repay subordinated indebtedness, make investments and dispose of assets. In addition, we will be required to maintain a minimum fixed charge coverage ratio of not less than 1.0 to 1.0 as of the end of any period of 12 fiscal months (commencing with the month ending December 31, 2018) when excess availability under the Revolving Credit Agreement is less than 10% of the total revolving commitment. We were in compliance with all covenants as of June 30, 2021, and while the duration and severity of the ongoing COVID-19 pandemic remain unknown at this time, we do not anticipate that the pandemic will impact our ability to remain in compliance with these covenants.
During the three-month period ended June 30, 2021 and as of June 30, 2021, there were no amounts outstanding under the Revolving Facility. We paid no interest under the Revolving Credit Agreement during the three- and six-month periods ended June 30, 2021.
During the three-month period ended March 31, 2020, we drew $45.0 million under the Revolving Credit Agreement as a precautionary measure in response to the uncertainty caused by the COVID-19 pandemic. During the second quarter of 2020, we repaid the $45.0 million in outstanding borrowings and as of June 30, 2020 there were no amounts outstanding under the Revolving Credit Facility. For the three- and six-month periods ended June 30, 2020, we paid approximately $0.2 million of interest under the Revolving Credit Agreement.
Our liquidity position, defined as cash and restricted cash on hand and available borrowing capacity on the Revolving Facility, amounted to $304.3 million as of June 30, 2021, a decrease of 21% from $384.0 million as of December 31, 2020 and a slight increase from June 30, 2020.

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
The New Term Loan Credit Agreement contains customary covenants limiting our ability and our subsidiaries to, among other things, pay cash dividends, incur debt or liens, redeem or repurchase stock, enter into transactions with affiliates, merge, dissolve, pay off subordinated indebtedness, make investments and dispose of assets. As of June 30, 2021, we were in compliance with all covenants, and while the duration and severity of the ongoing COVID-19 pandemic remain unknown at this time, we do not anticipate that the pandemic will impact our ability to remain in compliance with these covenants.
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
As of June 30, 2021, we had $108.8 million outstanding under the New Term Loan Credit Agreement, of which none was classified as current on our Condensed Consolidated Balance Sheets. For the three- and six-month periods ended June 30, 2021, we paid interest of $1.3 million and $2.7 million, respectively, under the New Term Loan Credit Agreement. In addition, during the three months ended June 30, 2021, we made principal payments totaling $30.0 million and recognized loss on debt extinguishment charges of approximately $0.5 million. The extinguishment charges are included in Other, net in the Condensed Consolidated Statements of Operations.
For the three- and six-month periods ended June 30, 2020, under the Old Term Loan Credit Agreement we paid interest of $1.0 million and $2.4 million and made no principal payments during either period.
For each three-month period ended June 30, 2021 and 2020, we incurred charges of less than $0.1 million, and $0.1 million for each six-month period ended June 30, 2021 and 2020, for amortization of fees and original issuance discount. Amortization of fees and original issuance discount are included in Interest expense in the Condensed Consolidated Statements of Operations.

Cash Flows
Cash used in operating activities for the first six months of 2021 totaled $13.1 million, compared to providing $22.7 million during the same period in 2020. Cash used in operations during the current year period was the result of net income adjusted for various non-cash activities including depreciation, amortization, net gain on the sale of assets and business divestiture, deferred taxes, stock-based compensation, impairment, accretion of debt fees and discount, loss on debt extinguishment, and a $56.9 million increase in working capital. Changes in key working capital accounts for 2021 and 2020 are summarized below (in thousands):

	Six Months Ended June 30,
	2021	2020	Change
Source (Use) of cash:
Accounts receivable	$(25,758)	$48,785	$(74,543)
Inventories	(89,733)	(14,154)	(75,579)
Accounts payable and accrued liabilities	56,074	(22,126)	78,200
Net use of cash	$(59,417)	$12,505	$(71,922)
Accounts receivable increased $25.8 million in the first six months of 2021 as compared to a $48.8 million decrease in the prior year period. Days sales outstanding, a measure of working capital efficiency that measures the amount of time a receivable is outstanding, was 26 days and 31 days in the 2021 and 2020 periods, respectively. The increase in accounts receivable during the first six months of 2021 was primarily due to the increase in shipments from the prior year period as well as the timing of shipments and receipt of customer payments. Inventory increased by $89.7 million during the first six months of 2021 as compared to an increase of $14.2 million in the 2020 period. Our inventory turns, a commonly used measure of working capital efficiency that measures how quickly inventory turns per year, was approximately 6 times in the 2021 period and 8 times in the 2020 period. The increase in inventory for the 2021 period was primarily attributable to higher finished goods inventory due to the timing of customer pick-ups and higher raw materials inventory to adjust to anticipated production for the remainder of 2021. Accounts payable and accrued liabilities increased by $56.1 million in 2021 compared to a decrease of $22.1 million for the same period in 2020. Days payable outstanding, a measure of working capital efficiency that measures the amount of time a payable is outstanding, was 42 days in the 2021 period compared to 34 days during the same period in 2020.
Investing activities provided $9.9 million during the first six months of 2021, as compared to using $8.2 million during the same period in 2020. Investing activities for the first six months of 2021 include capital expenditures of $11.1 million, which was an increase compared to $10.9 million during the same period in 2020. For the first six months of 2021, investing activities also include proceeds from the sale of assets and business divestiture of $21.0 million. Proceeds from the sale of assets during the first six months of 2020 were $2.7 million.
Financing activities used $78.5 million during the first six months of 2021 as compared to using $19.0 million during the same period in 2020. Net cash used in financing activities during the current year period primarily relates to common stock repurchases and withholdings of $41.3 million, principal payments under our New Term Loan Credit Agreement of $30.0 million, and cash dividend payments to our shareholders of $8.4 million, partially offset by proceeds from the exercise of stock options of $1.5 million. Cash used in financing activities in the first six months of 2020 primarily relate to common stock repurchases and withholdings of $10.1 million and cash dividends paid to our shareholders of $8.7 million.
As of June 30, 2021, our liquidity position, defined as cash and restricted cash on hand and available borrowing capacity, amounted to $304.3 million, representing an increase of $0.7 million compared to June 30, 2020 and a decrease of $79.7 million compared to December 31, 2020. Total debt and finance lease obligations amounted to $424.0 million as of June 30, 2021. In addition, our nearest debt maturity is not until October 2025. While we believe a certain degree of uncertainty remains in the industry due in part to the COVID-19 pandemic, we continue to believe we are well-positioned to capitalize on the expected increase in industry demand and production throughout 2021 and beyond.
Capital Expenditures
Capital spending amounted to approximately $11.1 million for the first six months of 2021. Because of actions to retool our existing capacity to support expanded dry van production, we are increasing our capital expenditures estimate for 2021 by $20 million to an anticipated range of $55 to $60 million. In addition to the capacity expansion, capital spending for 2021 has been and is expected to be utilized to support maintenance and productivity improvement initiatives within our facilities.

Goodwill
As further described in Note 17, during the second quarter of 2021 we sold our Extract Technology® (“Extract”) business that manufactured stainless steel isolators and downflow booths, as well as custom-fabricated equipment, including workstations and drum booths for the pharmaceutical, fine chemical, biotech, and nuclear end markets. Prior to the divestiture Extract was an operating unit within the Diversified Products reporting unit. In accordance with the relevant accounting guidance, as part of the sale we allocated $11.1 million of goodwill based upon the relative fair value of the Extract operating unit compared to the Diversified Products reporting unit as a whole. This goodwill was included in the carrying value of the disposed assets and the resulting net gain recognized in connection with the sale. Prior to and subsequent to the divestiture, we performed an impairment assessment for the Diversified Products reporting unit and concluded the fair value of the reporting unit continued to exceed the carrying value.
We assess goodwill for impairment at the reporting unit level on an annual basis as of October 1 and whenever events or changes in circumstances indicate a possible impairment. Subsequent to December 31, 2019, our share price and market capitalization declined. In addition, as a result of the COVID-19 pandemic and related impact on our results of operations, the Company did not perform in-line with expectations. As a result, indicators of impairment were identified and we performed an interim quantitative assessment as of March 31, 2020, utilizing a combination of the income and market approaches, which were weighted evenly. Key assumptions used in the analysis were discount rates of 17.0% and 13.5% for Final Mile Products (“FMP”) and Tank Trailers (which was within the Diversified Products (“DPG”) segment), respectively, EBITDA margins, and a terminal growth rate of 3.0%. The results of the quantitative analysis indicated the carrying value of the FMP and Tank Trailers reporting units exceeded their fair values and, accordingly, goodwill impairment charges of $95.8 million and $11.0 million, respectively, were recorded during the first quarter of 2020. The goodwill impairment charges, which were based on Level 3 fair value measurements, are included in Impairment and other, net in the Condensed Consolidated Statements of Operations.
In addition, the results of the quantitative analysis performed as of March 31, 2020 indicated the fair value of the Process Systems reporting unit, which was within the DPG segment, exceeded the carrying value by approximately 3%. Key assumptions used in the analysis were a discount rate of 14.5%, EBITDA margin, and a terminal growth rate of 3.0%. The Process Systems reporting unit designs and manufactures a broad range of products, such as isolators, stationary silos, and downflow booths used in a number of unique markets, including the chemical, dairy, food and beverage, pharmaceutical and nuclear markets. We believe this reporting unit’s broad range of innovative products in unique industries will result in sufficient future earnings. Based on the results of the interim quantitative test, we performed sensitivity analyses around the key assumptions used in the analysis, the results of which were: (a) a 100 basis point decrease in the EBITDA margin used to determine expected future cash flows would have resulted in an impairment of approximately $4.6 million, (b) a 100 basis point increase in the discount rate would have resulted in an impairment of approximately $4.5 million, and (c) a 100 basis point decrease in the terminal growth rate would have resulted in an impairment of approximately $1.2 million.
Future events and changing market conditions may require a re-evaluation of the assumptions used in the determination of fair value for each of our reporting units, including key assumptions used in the expected EBITDA margins and cash flows, as well as other key assumptions with respect to matters out of our control, such as discount rates and market multiple comparables.
We considered whether there were any indicators of impairment during the three and six months ended June 30, 2021 and concluded there were none.

Contractual Obligations and Commercial Commitments
A summary of payments of our contractual obligations and commercial commitments, both on and off balance sheet, as of June 30, 2021 are as follows (in thousands):

	2021	2022	2023	2024	2025	Thereafter	Total
Debt:
New Term Loan Credit Agreement (due 2027)	$—	$—	$—	$—	$—	$108,835	$108,835
Revolving Facility (due 2023)	—	—	—	—	—	—	—
Senior Notes (due 2025)	—	—	—	—	315,000	—	315,000
Interest payments on Revolving Facility, New Term Loan Credit Agreement, and Senior Notes [1]	10,839	21,678	21,678	21,678	17,347	7,618	100,838
Finance Leases (including principal and interest)	180	30	—	—	—	—	210
Total debt	11,019	21,708	21,678	21,678	332,347	116,453	524,883
Other:
Operating Leases	2,281	3,342	2,516	1,397	799	1,719	12,054
Total other	2,281	3,342	2,516	1,397	799	1,719	12,054
Other commercial commitments:
Letters of Credit	6,740	—	—	—	—	—	6,740
Raw Material Purchase Commitments	110,780	—	—	—	—	—	110,780
Chassis Converter Pool Agreements	17,261	—	—	—	—	—	17,261
Total other commercial commitments	134,781	—	—	—	—	—	134,781
Total obligations	$148,081	$25,050	$24,194	$23,075	$333,146	$118,172	$671,718
1 Future interest payments on variable rate long-term debt are estimated based on the rate in effect as of June 30, 2021.
Borrowings under the New Term Loan Credit Agreement bear interest at a rate, at our election, equal to (i) LIBOR (subject to a floor of 0.75% per annum) plus a margin of 3.25% per annum or (ii) a base rate plus a margin of 2.25% per annum.
Borrowings under the Revolving Facility bear interest at a variable rate based on the LIBOR or a base rate determined by the lender’s prime rate plus an applicable margin, as defined in the agreement. Outstanding borrowings under the Revolving Facility bear interest at a rate, at our election, equal to (i) LIBOR plus a margin ranging from 1.25% to 1.75% or (ii) a base rate plus a margin ranging from 0.25% to 0.75%, in each case depending upon the monthly average excess availability under the Revolving Facility. We are required to pay a monthly unused line fee equal to 0.20% times the average daily unused availability along with other customary fees and expenses of our agent and lenders. As of June 30, 2021, we had no amounts outstanding under our Revolving Facility.
The Senior Notes bear interest at the rate of 5.5% per annum from the date of issuance, payable semi-annually on April 1 and October 1.
Finance leases represent future minimum lease payments including interest. Operating leases represent the total future minimum lease payments. Obligations related to operating leases that we have executed but have not yet commenced were insignificant as of June 30, 2021. Subsequent to June 30, 2021, obligations related to operating leases that we have executed but have not yet commenced totaled approximately $2.5 million on a non-discounted basis, which we generally expect to be recognized over the next 5 years.
We have standby letters of credit totaling $6.7 million issued in connection with workers compensation claims and surety bonds.
We have $110.8 million in purchase commitments with our suppliers and through financial derivatives through December 2021 for various raw material commodities, including aluminum, steel, nickel and polyethylene as well as other raw material components which are within normal production requirements.
We, through our subsidiary Supreme, obtain most vehicle chassis for our specialized vehicle products directly from the chassis manufacturers under converter pool agreements. Chassis are obtained from the manufacturers based on orders from customers, and to a lesser extent, for unallocated orders. Although each manufacturer’s agreement has different terms and conditions, the agreements generally state that the manufacturer will provide a supply of chassis to be maintained from time to time at our various facilities with the condition that we will store such chassis and will not move, sell, or otherwise dispose of such chassis except under the terms of the agreement. The manufacturer transfers the chassis to us on a “restricted basis,” retaining the sole authority to authorize commencement of work on the chassis and to make certain other decisions with respect to the chassis including the terms and pricing of sales of the chassis to the manufacturer’s dealers. The manufacturer also does not transfer the certificate of origin to us nor permit us to sell or transfer the chassis to anyone other than the manufacturer (for ultimate resale to a dealer). Although we are party to related finance agreements with manufacturers, we have not historically settled, nor expect to in the future settle, any related obligations in cash. Instead, the obligation is settled by the manufacturer upon reassignment of the chassis to an accepted dealer, and the dealer is invoiced for the chassis by the manufacturer. Accordingly, as of June 30, 2021 our outstanding chassis converter pool with the manufacturer totaled $14.7 million and we have included this financing agreement on our Condensed Consolidated Balance Sheets within Prepaid expenses and other and Other accrued liabilities. All other chassis programs through our Supreme subsidiary are handled as consigned inventory belonging to the manufacturer and totaled approximately $2.6 million. Under these agreements, if the chassis is not delivered to a customer within a specified time frame, we are required to pay a finance or storage charge on the chassis. Additionally, we receive finance support funds from the manufacturer when the chassis are assigned into our chassis pool. Typically, chassis are converted and delivered to customers within 90 days of our receipt of the chassis.
Backlog
Orders that have been confirmed by customers in writing, have defined delivery time frames, and can be produced during the next 18 months are included in our backlog. Orders that comprise our backlog may be subject to changes in quantities, delivery, specifications, terms or cancellation. Our backlog of orders was approximately $1,342 million at June 30, 2021, which is a 9% decrease from approximately $1,482 million at December 31, 2020 and a 77% increase from $757 million at June 30, 2020. Consistent with the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2020, we continue to believe our backlog of orders is strong, especially considering the COVID-19 pandemic’s impact on our industry, operations, and demand for our products. We expect to complete the majority of our backlog orders as of June 30, 2021 within 12 months of this date.
Outlook
The trailer industry generally follows the transportation industry’s cycles. According to ACT Research Company (“ACT”), total United States trailer production in 2020 was approximately 206,000 trailers, a 38% decrease from 2019 production levels. As we enter the third quarter of 2021 with a certain degree of continued uncertainty from the COVID-19 pandemic, the outlook for the overall trailer market for 2021 indicates some recovery from suppressed 2020 levels. The most recent estimates from industry forecasters ACT and FTR Associates (“FTR”) indicate total United States trailer production levels for 2021 of approximately 291,000 and 295,000, respectively, which are more historically consistent production levels in the trailer industry. In addition, as noted above we believe our backlog of orders is strong, which is consistent with industry forecasters who have indicated that backlogs are expected to remain at high levels thus continuing to provide a solid foundation for the remainder of 2021.
ACT estimates production levels for 2022, 2023, 2024, 2025, and 2026 to be 333,000, 295,000, 272,000, 295,000, and 286,000, respectively. In addition, as of July 2021, FTR estimates 2022 and 2023 new trailer production to be approximately 320,000 and 330,000, respectively. These estimates from ACT and FTR for the next several years are generally expected to be above replacement demand. While we believe these estimates to generally be reasonable, the unknown duration and severity of the COVID-19 pandemic and related impacts creates some uncertainty in the industry and actual production and/or demand could vary significantly from these estimates.
Other potential risks we face for the remainder of 2021 will primarily relate to our ability to effectively manage our manufacturing operations, supply chain, and overall business with the expected increase in production. In addition, the cost and supply of raw materials, commodities, and components is a potential risk. Significant increases in the cost of certain commodities, raw materials or components have had and may continue to have an adverse effect on our results of operations. As has been our practice, we will endeavor to pass raw material and component price increases to our customers in addition to continuing our cost management and hedging activities in an effort to minimize the risk changes in material costs could have on our operating results. In addition, we rely on a limited number of suppliers for certain key components and raw materials in the manufacturing of our products, including tires, axles, suspensions, aluminum extrusions, specialty steel coil, and chassis. At the current and expected demand levels, there may be shortages of supplies of raw materials or components or labor which would have an adverse impact on our ability to meet demand for our products. Despite these risks, we believe we are well positioned to capitalize on the expected strong overall demand levels while maintaining or growing margins through improvements in product pricing as well as productivity and other operational excellence initiatives.

For the remainder of 2021, we will continue to adjust to changes in the current environment, preserve the strength of our balance sheet, prioritize the safety of our employees, and ensure the liquidity and financial well-being of the Company. We believe we remain well-positioned for long-term success in the trailer industry because: (1) our core customers are among the major participants in the trucking industry; (2) our technology and innovation provides value-added solutions for our customers by reducing trailer operating costs, improving revenue opportunities, and solving unique transportation problems; (3) our Wabash Management System (“WMS”) principles and processes and focus on enterprise lean drives focus on the interconnected processes that are critical for success across our business; and (4) our significant brand recognition and presence throughout North America and the utilization of our extensive dealer network to market and sell our products. By continuing to be an innovation leader in the transportation, logistics, and distribution industries we expect to leverage our existing assets and capabilities into higher margin products and markets by delivering value-added customer solutions. Optimizing our product portfolio, operations, and processes to enhance manufacturing efficiency and agility is expected to well-position the Company to drive margin expansion, reinforce our customer relationships, and deliver greater value to our customers and stakeholders.
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
Commodity Prices
We are exposed to fluctuation in commodity prices through the purchase of various raw materials that are processed from commodities such as aluminum, steel, lumber, nickel, copper, and polyethylene. Given the volatility of certain commodity prices, this exposure can significantly impact product costs. We manage some of our commodity price changes by entering into fixed price contracts with our suppliers and through financial derivatives. As of June 30, 2021, we had $110.8 million in raw material purchase commitments through December 2021 for materials that will be used in the production process, as compared to $86.9 million as of December 31, 2020. We typically do not set prices for our products more than 45-90 days in advance of our commodity purchases and can, subject to competitive market conditions, take into account the cost of the commodity in setting our prices for each order. To the extent that we are unable to offset the increased commodity costs in our product prices, our results would be materially and adversely affected.
Interest Rates
During the three- and six- month periods ended June 30, 2021, and as of June 30, 2021, there were no amounts outstanding under the Revolving Facility. As of June 30, 2021, we had outstanding borrowings under our New Term Loan Credit Agreement totaling approximately $108.8 million that bears interest at a floating rate, subject to a minimum interest rate. Based on any current borrowings under our Revolving Facility and the outstanding indebtedness under our New Term Loan Credit Agreement, a hypothetical 100 basis-point change in the floating interest rate would result in a corresponding change in interest expense over a one-year period of approximately $1.1 million. This sensitivity analysis does not account for the change in the competitive environment indirectly related to the change in interest rates and the potential managerial action taken in response to these changes.
Foreign Exchange Rates
We are subject to fluctuations in the Mexican peso exchange rates that impact transactions with our foreign subsidiaries, as well as U.S. denominated transactions between these foreign subsidiaries and unrelated parties. A ten percent change in the Mexican peso exchange rates would have an immaterial impact on results of operations. We do not hold or issue derivative financial instruments for speculative purposes.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective as of June 30, 2021.

Changes in Internal Controls over Financial Reporting
There were no changes in the Company’s internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the second quarter of fiscal year 2021 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.
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

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Amount That May Yet Be Purchased Under the Plans or Programs ($ in millions)
April 1 - 30, 2021	282,662	$18.56	282,662	$28.0
May 1 - 31, 2021	412,307	$16.67	412,307	$21.2
June 1 - 30, 2021	616,060	$16.01	609,245	$11.4
Total	1,311,029	$16.77	1,304,214	$11.4
In November 2018, the Company announced that the Board of Directors approved the repurchase of an additional $100 million in shares of common stock over a three-year period. This authorization was an increase to the previous $100 million repurchase programs approved in February 2017 and February 2016. The repurchase program is set to expire on February 28, 2022. For the quarter ended June 30, 2021, we repurchased 1,304,214 shares pursuant to our repurchase program. Additionally, during this period there were 6,815 shares repurchased to cover minimum employee tax withholding obligations upon the vesting of restricted stock awards.
Item 6. Exhibits

(a)	Exhibits
	31.1	Certification of Principal Executive Officer
	31.2	Certification of Principal Financial Officer
	32.1	Written Statement of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)
	101	The following materials from Wabash National Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 are filed herewith, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at June 30, 2021 and December 31, 2020, (ii) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2021 and 2020, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2021 and 2020, (iv) the Condensed Consolidated Statements of Cash Flows for the three and six months ended June 30, 2021 and 2020, (v) the Condensed Consolidated Statements of Stockholders’ Equity for the three and six months ended June 30, 2021 and 2020, and (vi) Notes to Condensed Consolidated Financial Statements. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
	104	Cover Page Interactive Data File (formatting as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WABASH NATIONAL CORPORATION

Date: July 28, 2021	By:	/s/ Michael N. Pettit
Michael N. Pettit
Senior Vice President and Chief Financial Officer (Principal Financial Officer)