Form 10-Q
period 2021-09-30
WABASH NATIONAL Corp
filed 2021-11-09
CIK 879526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2021
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
Registrant’s telephone number, including area code: (765) 771-5310
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of common stock outstanding at November 3, 2021 was 49,477,016.

WABASH NATIONAL CORPORATION
FORM 10-Q

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements
WABASH NATIONAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	September 30, 2021	December 31, 2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$49,374	$217,677
Accounts receivable, net	213,808	101,301
Inventories, net	259,635	163,750
Prepaid expenses and other	59,347	63,036
Total current assets	582,164	545,764
Property, plant, and equipment, net	208,456	209,676
Goodwill	188,443	199,560
Intangible assets, net	148,418	166,887
Other assets	43,859	39,583
Total assets	$1,171,340	$1,161,470
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$—	$—
Current portion of finance lease obligations	119	348
Accounts payable	181,251	104,425
Other accrued liabilities	106,607	130,980
Total current liabilities	287,977	235,753
Long-term debt	419,130	447,979
Finance lease obligations	—	30
Deferred income taxes	49,465	46,777
Other non-current liabilities	28,574	26,052
Total liabilities	785,146	756,591
Commitments and contingencies
Stockholders’ equity:
Common stock 200,000,000 shares authorized, $0.01 par value, 49,574,651 and 52,536,482 shares outstanding, respectively	759	755
Additional paid-in capital	652,530	644,695
Retained earnings	121,495	107,233
Accumulated other comprehensive income	21,866	7,633
Treasury stock at cost, 26,358,147 and 23,004,607 common shares, respectively	(410,456)	(355,437)
Total stockholders' equity	386,194	404,879
Total liabilities and stockholders’ equity	$1,171,340	$1,161,470

The accompanying notes are an integral part of these Condensed Consolidated Statements.

WABASH NATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited – dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net sales	$482,566	$351,584	$1,323,991	$1,077,811
Cost of sales	431,521	308,390	1,170,172	963,553
Gross profit	51,045	43,194	153,819	114,258
General and administrative expenses	20,966	22,749	66,740	68,574
Selling expenses	5,590	6,510	18,320	19,394
Amortization of intangible assets	5,631	5,496	17,228	16,484
Impairment and other, net	595	31	(631)	105,455
Income (loss) from operations	18,263	8,408	52,162	(95,649)
Other income (expense):
Interest expense	(5,847)	(5,749)	(18,031)	(17,903)
Other, net	232	(57)	(195)	348
Other expense, net	(5,615)	(5,806)	(18,226)	(17,555)
Income (loss) before income tax expense (benefit)	12,648	2,602	33,936	(113,204)
Income tax expense (benefit)	1,640	(1,285)	7,459	(10,298)
Net income (loss)	$11,008	$3,887	$26,477	$(102,906)

Net income (loss) per share:
Basic	$0.22	$0.07	$0.52	$(1.94)
Diluted	$0.22	$0.07	$0.51	$(1.94)
Weighted average common shares outstanding (in thousands):
Basic	49,974	52,912	51,116	52,980
Diluted	50,581	53,380	51,785	52,980

Dividends declared per share	$0.08	$0.08	$0.24	$0.24

The accompanying notes are an integral part of these Condensed Consolidated Statements.

WABASH NATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited – dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss)	$11,008	$3,887	$26,477	$(102,906)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(105)	262	259	(1,056)
Unrealized (loss) gain on derivative instruments	(9,187)	2,518	13,974	899
Total other comprehensive (loss) income	(9,292)	2,780	14,233	(157)
Comprehensive income (loss)	$1,716	$6,667	$40,710	$(103,063)

The accompanying notes are an integral part of these Condensed Consolidated Statements.

WABASH NATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited – dollars in thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities
Net income (loss)	$26,477	$(102,906)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Depreciation	19,593	18,656
Amortization of intangibles	17,228	16,484
Net gain on sale of property, plant and equipment and business divestiture	(1,447)	(1,669)
Loss on debt extinguishment	452	219
Deferred income taxes	(1,756)	(753)
Stock-based compensation	5,889	2,278
Impairment	817	107,114
Non-cash interest expense	882	807
Accounts receivable	(118,176)	68,095
Inventories	(96,818)	(14,596)
Prepaid expenses and other	1,054	(3,086)
Accounts payable and accrued liabilities	65,424	20,128
Other, net	6,152	(3,672)
Net cash (used in) provided by operating activities	(74,229)	107,099
Cash flows from investing activities
Capital expenditures	(20,192)	(13,719)
Proceeds from the sale of assets and business divestiture	21,967	2,726
Net cash provided by (used in) investing activities	1,775	(10,993)
Cash flows from financing activities
Proceeds from exercise of stock options	1,949	44
Dividends paid	(12,470)	(13,015)
Borrowings under term loan credit facility, net of original issuance discount	—	148,500
Borrowings under revolving credit facilities	347	45,584
Payments under revolving credit facilities	(347)	(45,584)
Principal payments under finance lease obligations	(259)	(244)
Principal payments under term loan credit facility	(30,000)	(135,228)
Principal payments against senior notes	—	(10,000)
Debt issuance costs paid	(50)	(792)
Stock repurchases	(55,019)	(10,065)
Net cash used in financing activities	(95,849)	(20,800)
Cash and cash equivalents:
Net (decrease) increase in cash, cash equivalents, and restricted cash	(168,303)	75,306
Cash, cash equivalents, and restricted cash at beginning of period	217,677	140,516
Cash, cash equivalents, and restricted cash at end of period	$49,374	$215,822
Supplemental disclosures of cash flow information:
Cash paid for interest	$12,734	$13,061
Cash paid (refunds received) for income taxes	$3,403	$(4,695)
The accompanying notes are an integral part of these Condensed Consolidated Statements.

WABASH NATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited – dollars in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
	Shares	Amount
Balances at December 31, 2020	52,536,482	$755	$644,695	$107,233	$7,633	$(355,437)	$404,879
Net income for the period				3,217			3,217
Foreign currency translation					(303)		(303)
Stock-based compensation	101,083	1	2,031				2,032
Stock repurchase	(1,038,674)					(19,321)	(19,321)
Common stock dividends				(3,967)			(3,967)
Unrealized gain on derivative instruments, net of tax					14,530		14,530
Common stock issued in connection with:
Stock option exercises	112,400	1	1,234				1,235
Balances at March 31, 2021	51,711,291	$757	$647,960	$106,483	$21,860	$(374,758)	$402,302
Net income for the period				12,252			12,252
Foreign currency translation					667		667
Stock-based compensation	37,147	1	2,183				2,184
Stock repurchase	(1,304,214)					(21,981)	(21,981)
Common stock dividends				(4,290)			(4,290)
Unrealized gain on derivative instruments, net of tax					8,631		8,631
Common stock issued in connection with:
Stock option exercises	19,810	—	215				215
Balances at June 30, 2021	50,464,034	$758	$650,358	$114,445	$31,158	$(396,739)	$399,980
Net income for the period				11,008			11,008
Foreign currency translation					(105)		(105)
Stock-based compensation	1,799	—	1,673				1,673
Stock repurchase	(935,382)					(13,717)	(13,717)
Common stock dividends				(3,958)			(3,958)
Unrealized loss on derivative instruments, net of tax					(9,187)		(9,187)
Common stock issued in connection with:
Stock option exercises	44,200	1	499				500
Balances at September 30, 2021	49,574,651	$759	$652,530	$121,495	$21,866	$(410,456)	$386,194
The accompanying notes are an integral part of these Condensed Consolidated Statements.

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Losses	Treasury Stock	Total
	Shares	Amount
Balances at December 31, 2019	53,473,620	$750	$638,917	$221,841	$(3,978)	$(336,542)	$520,988
Net loss for the period				(106,647)			(106,647)
Foreign currency translation					(1,636)		(1,636)
Stock-based compensation	141,223	3	(920)				(917)
Stock repurchase	(766,122)					(10,051)	(10,051)
Common stock dividends				(3,885)			(3,885)
Unrealized loss on derivative instruments, net of tax					(3,883)		(3,883)
Balances at March 31, 2020	52,848,721	$753	$637,997	$111,309	$(9,497)	$(346,593)	$393,969
Net loss for the period				(146)			(146)
Foreign currency translation					318		318
Stock-based compensation	57,394	—	1,333				1,333
Stock repurchase						(14)	(14)
Common stock dividends				(4,507)			(4,507)
Unrealized gain on derivative instruments, net of tax					2,264		2,264
Balances at June 30, 2020	52,906,115	$753	$639,330	$106,656	$(6,915)	$(346,607)	$393,217
Net income for the period				3,887			3,887
Foreign currency translation					262		262
Stock-based compensation	2,253	—	1,862				1,862
Stock repurchase							—
Common stock dividends				(4,425)			(4,425)
Unrealized gain on derivative instruments, net of tax					2,518		2,518
Common stock issued in connection with:
Stock option exercises	4,620	—	44				44
Balances at September 30, 2020	52,912,988	$753	$641,236	$106,118	$(4,135)	$(346,607)	$397,365
The accompanying notes are an integral part of these Condensed Consolidated Statements.

WABASH NATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. BASIS OF PRESENTATION & DESCRIPTION OF THE BUSINESS
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
As disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, the One Wabash organizational transformation began during the first quarter of 2020 to better align resources and processes on serving the customer and to enable long-term growth. In connection with the substantial completion of the Company’s One Wabash strategic initiatives, including organizational and structural changes as well as portfolio rationalization, beginning in September 2021 the Company realigned its operating and reportable segments based on how the Chief Operating Decision Maker (“CODM”) manages the business, allocates resources, makes operating decisions, and evaluates operating performance. Based on this realignment, the Company has established two operating and reportable segments: Transportation Solutions (“TS”) and Parts & Service (“P&S”), and eliminated the historical Commercial Trailer Products (“CTP”), Diversified Products (“DPG”), and Final Mile Products (“FMP”) segments. Accordingly, historical segment operating information and disclosures have been revised to conform to the current period segment presentation. Refer to Note 18 for additional discussion regarding segments and to Note 4 for the impact thereof to the evaluation of recorded goodwill balances.
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
3. REVENUE RECOGNITION
The Company recognizes revenue from the sale of its products when obligations under the terms of a contract with our customers are satisfied; this occurs with the transfer of control of our products and replacement parts or throughout the completion of service work. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring promised goods or services to a customer and excludes all taxes collected from the customer. Shipping and handling fees are included in Net sales and the associated costs included in Cost of sales in the Condensed Consolidated Statements of Operations. For shipping and handling costs that take place after the transfer of control, the Company applies the practical expedient and treats such costs as a fulfillment cost. Incidental items that are immaterial in the context of the contract are recognized as expense. For performance obligations satisfied over time, which include certain equipment-related sales within our Parts & Service reportable segment that have no alternative use and contain an enforceable right to payment, as well as service work whereby the customer simultaneously receives and consumes the benefits provided, the Company recognizes revenue on the basis of the Company’s efforts or inputs to the satisfaction of these performance obligations, measured by actual total cost incurred to the total estimated costs for each project. Total revenue recognized over time was not material to the condensed consolidated financial statements for all periods presented.

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
4. GOODWILL
Segment Realignment
As further described in Note 18, beginning in September 2021 the Company realigned its operating and reportable segments. Based on these changes, the Company has established two operating and reportable segments: Transportation Solutions (“TS”) and Parts & Service (“P&S”). These operating and reportable segments have also been determined to be the applicable reporting units for purposes of goodwill assignment and evaluation. In accordance with the relevant accounting guidance, the Company performed a quantitative impairment assessment of goodwill immediately prior to and subsequently following the change in segments and reporting units. The quantitative analyses did not result in any impairment charges as the fair value of each reporting unit exceeded the carrying value. In addition, as part of the change in segment structure, the Company reassigned goodwill from the historical Commercial Trailer Products (“CTP”), Diversified Products (“DPG”), and Final Mile Products (“FMP”) reporting units to the TS and P&S reporting units using a relative fair value allocation approach as required by the relevant accounting guidance.
Reassigned goodwill balances and related activity are shown in the table at the end of this Note. The goodwill impact related to the divestiture of Beall® during the fourth quarter of 2020 was only allocated and related to the TS segment, and the divestiture of Extract® (as discussed below) during the second quarter of 2021 only related to and was only assigned to the P&S segment. The first quarter of 2020 impairment charges for the historical FMP and Tank Trailers reporting units were allocated on a relative fair value basis as the impairment related to both the TS and P&S segments. The historical CTP reporting unit impairment charge in 2016 related to only the P&S segment and was assigned accordingly. The effects of foreign currency were allocated on a relative fair value basis as these effects relate to both segments.
As of September 30, 2021, goodwill allocated to the TS and P&S segments was approximately $120.5 million and $67.9 million, respectively. The Company considered whether there were any indicators of impairment during the three and nine months ended September 30, 2021 and concluded there were none.
Extract Technology® Divestiture
As further described in Note 17, during the second quarter of 2021, the Company sold its Extract Technology® (“Extract”) business that manufactured stainless steel isolators and downflow booths, as well as custom-fabricated equipment, including workstations and drum booths for the pharmaceutical, fine chemical, biotech, and nuclear end markets. Prior to the divestiture, Extract was an operating unit within the historical DPG reporting unit. In accordance with the relevant accounting guidance, as part of the sale the Company allocated $11.1 million of goodwill based upon the relative fair value of the Extract operating unit compared to the historical DPG reporting unit as a whole. This goodwill was included in the carrying value of the disposed assets and the resulting net gain recognized in connection with the sale. Prior to and subsequent to the divestiture, the Company performed an impairment assessment for the historical DPG reporting unit and concluded the fair value of the reporting unit continued to exceed the carrying value.
Q1 2020 Impairment
The Company did not perform in-line with expectations during the first quarter of 2020, partially as a result of the COVID-19 pandemic. In addition, subsequent to December 31, 2019, the Company’s share price and market capitalization declined. As a result, indicators of impairment were identified and the Company performed an interim quantitative assessment as of March 31, 2020, utilizing a combination of the income and market approaches, which were weighted evenly. The results of the quantitative analysis indicated the carrying value of the historical FMP and historical Tank Trailers (which was within the historical DPG segment) reporting units exceeded their respective fair values and, accordingly, goodwill impairment charges of $95.8 million and $11.0 million, respectively, were recorded during the first quarter of 2020. The goodwill impairment charges, which were based on Level 3 fair value measurements, are included in Impairment and other, net in the Condensed Consolidated Statements of Operations.

The changes in the carrying amounts of goodwill from December 31, 2019 through the nine-month period ended September 30, 2021 were as follows (in thousands), after the reassignment and/or allocation of goodwill and related activity due to the segment realignment discussed above:

	Transportation Solutions	Parts & Service	Total
Balance at December 31, 2019
Goodwill	$193,488	$119,201	$312,689
Accumulated impairment losses	—	(1,663)	(1,663)
Net balance as of December 31, 2019	193,488	117,538	311,026
Goodwill impairments	(68,257)	(38,480)	(106,737)
Impact of divestiture on goodwill	(4,685)	—	(4,685)
Effects of foreign currency	(28)	(16)	(44)
Balance at December 31, 2020
Goodwill	188,775	119,185	307,960
Accumulated impairment losses	(68,257)	(40,143)	(108,400)
Net balance as of December 31, 2020	120,518	79,042	199,560
Effects of foreign currency	(5)	(3)	(8)
Balance at March 31, 2021
Goodwill	188,770	119,182	307,952
Accumulated impairment losses	(68,257)	(40,143)	(108,400)
Net balance as of March 31, 2021	120,513	79,039	199,552
Impact of divestiture on goodwill	—	(11,101)	(11,101)
Effects of foreign currency	(8)	(5)	(13)
Balance at June 30, 2021
Goodwill	188,762	108,076	296,838
Accumulated impairment losses	(68,257)	(40,143)	(108,400)
Net balance as of June 30, 2021	120,505	67,933	188,438
Effects of foreign currency	3	2	5
Balance at September 30, 2021
Goodwill	188,765	108,078	296,843
Accumulated impairment losses	(68,257)	(40,143)	(108,400)
Net balance as of September 30, 2021	$120,508	$67,935	$188,443

5. INVENTORIES, NET
Inventories are stated at the lower of cost, determined on either the first-in, first-out or average cost method, or net realizable value. Inventories, net of reserves, consist of the following components (in thousands):

	September 30, 2021	December 31, 2020
Raw materials and components	$172,133	$99,418
Finished goods	67,691	44,695
Work in progress	13,615	11,592
Aftermarket parts	5,126	6,567
Used trailers	1,070	1,478
	$259,635	$163,750

6. PREPAID EXPENSES AND OTHER
Prepaid expenses and other current assets consist of the following (in thousands):

	September 30, 2021	December 31, 2020
Chassis converter pool agreements	$9,448	$17,767
Assets held for sale	350	1,897
Income tax receivables	13,160	18,073
Insurance premiums & maintenance/subscription agreements	5,183	4,384
Commodity swap contracts	24,736	13,750
All other	6,470	7,165
	$59,347	$63,036
Chassis converter pool agreements represent chassis transferred to the Company on a restricted basis by the manufacturer, who retains the sole authority to authorize commencement of work on the chassis and to make certain other decisions with respect to the chassis including the terms and pricing of sales to the manufacturer’s dealers. Assets held for sale are related to property, plant, and equipment assets that are unused and are actively being marketed for sale. Insurance premiums and maintenance/subscription agreements are charged to expense over the contractual life, which is generally one year or less. As further described in Note 8, commodity swap contracts relate to our hedging activities (that are in an asset position) to mitigate the risks associated with fluctuations in commodity prices. Other items primarily consist of contract assets related to contracts for which the Company recognizes revenue over time, and investments held by the Company’s captive insurance subsidiary. As of September 30, 2021 and December 31, 2020, there was no restricted cash included in prepaid expenses and other current assets.
7. DEBT
Long-term debt consists of the following (in thousands):

	September 30, 2021	December 31, 2020
Senior Notes due 2025	$315,000	$315,000
New Term Loan Credit Agreement due 2027	108,835	138,835
	423,835	453,835
Less: unamortized discount and fees	(4,705)	(5,856)
Less: current portion	—	—
	$419,130	$447,979
Old Senior Notes
On September 26, 2017, the Company issued Senior Notes due 2025 (the “Old Senior Notes”) with an aggregate principal amount of $325 million. The Old Senior Notes bear interest at the rate of 5.50% per annum from the date of issuance, and pay interest semi-annually in cash on April 1 and October 1 of each year. The Company used the net proceeds of $318.9 million from the sale of the Old Senior Notes to finance a portion of the acquisition of Supreme and to pay related fees and expenses. The Old Senior Notes are guaranteed on a senior unsecured basis by all direct and indirect existing and future domestic restricted subsidiaries, subject to certain restrictions. The Old Senior Notes and related guarantees are the Company’s and the guarantors’ general unsecured senior obligations and are subordinate to all of the Company’s and the guarantors’ existing and future secured debt to the extent of the assets securing that secured obligation. In addition, the Old Senior Notes are structurally subordinate to any existing and future debt of any of the Company’s subsidiaries that are not guarantors, to the extent of the assets of those subsidiaries. The Old Senior Notes will mature on October 1, 2025.
The indenture for the Old Senior Notes restricts the Company’s ability and the ability of certain of its subsidiaries, subject to certain exceptions and qualifications, to: (i) incur additional indebtedness; (ii) pay dividends or make other distributions in respect of, or repurchase or redeem, its capital stock or with respect to any other interest or participation in, or measured by, its profits; (iii) make loans and certain investments; (iv) sell assets; (v) create or incur liens; (vi) enter into transactions with affiliates; and (vii) consolidate, merge or sell all or substantially all of its assets.
The indenture for the Old Senior Notes contains customary events of default and covenants. As of September 30, 2021, the Company was in compliance with all covenants.

Contractual coupon interest expense and accretion of discount and fees for the Old Senior Notes for the three- and nine-month periods ended September 30, 2021 was $4.5 million and $13.5 million, respectively, compared to $4.6 million and $13.9 million for the three- and nine-month periods ended September 30, 2020, respectively. Contractual coupon interest expense and accretion of discount and fees are included in Interest expense on the Company’s Condensed Consolidated Statements of Operations.
During the third quarter of 2020, the Company repaid $10.0 million of the Old Senior Notes utilizing net proceeds from the closure of the new term loan credit agreement, which is described in more detail below.
Revolving Credit Agreement
On December 21, 2018, the Company entered into the Second Amended and Restated Credit Agreement (“the “Second Amended and Restated Credit Agreement”) among the Company, certain of its subsidiaries as borrowers (together with the Company, the “Borrowers”), the lenders from time to time party thereto, and Wells Fargo Capital Finance, LLC as the administrative agent (the “Revolver Agent”), which amended and restated the Company’s existing amended and restated revolving credit agreement, dated as of May 8, 2012.
On September 28, 2020, the Company entered into the First Amendment to Second Amended and Restated Credit Agreement (the “First Amendment”) among the Company, certain of its subsidiaries party thereto, the lenders party thereto, and the Revolver Agent. The First Amendment primarily made conforming changes to the provisions in the Revolving Credit Agreement to reflect modifications made under the new term loan credit agreement, which is described in more detail below.
On September 28, 2021, the Company entered into an Increase Agreement Regarding Incremental Revolver Commitments and Second Amendment to Second Amended and Restated Credit Agreement (the “Second Amendment”, and together with the First Amendment and Second Amended and Restated Credit Agreement, the “Revolving Credit Agreement” or “Revolving Facility”), which exercised an option under the Revolving Credit Agreement to increase the total revolving credit commitments by $50 million from $175 million to $225 million. The Revolving Credit Agreement continues to include an increase option, which would allow the Company, subject to certain terms and conditions set forth in the Revolving Credit Agreement (including the approval of the lenders providing the applicable increase), to increase the total revolving credit commitments under the Revolving Credit Agreement by a further $50 million to a maximum of $275 million.
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
The Revolving Credit Agreement contains various customary covenants. In addition, the Company will be required to maintain a minimum fixed charge coverage ratio of not less than 1.0 to 1.0 as of the end of any period of 12 fiscal months when excess availability under the Revolving Credit Agreement is less than 10% of the total revolving commitment. The Company was in compliance with all covenants as of September 30, 2021.
During the three-month period ended September 30, 2021 and as of September 30, 2021, there were no amounts outstanding under the Revolving Facility. The Company paid no interest under the Revolving Credit Agreement during the three- and nine-month periods ended September 30, 2021.

During the three-month period ended March 31, 2020, the Company drew $45.0 million under the Revolving Credit Agreement as a precautionary measure in response to the uncertainty caused by the COVID-19 pandemic. During the second quarter of 2020, the Company repaid the $45.0 million in outstanding borrowings. During the third quarter of 2020 and as of September 30, 2020 there were no amounts outstanding under the Revolving Credit Facility. For the three-month period ended September 30, 2020, the Company paid no interest under the Revolving Credit Agreement. For the nine-month period ended September 30, 2020, the Company paid approximately $0.2 million of interest.
The Company’s liquidity position, defined as cash on hand and available borrowing capacity on the Revolving Facility, amounted to $268.7 million as of September 30, 2021 and $384.0 million as of December 31, 2020.
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
The New Term Loan Credit Agreement contains customary covenants limiting the ability of the Company and its subsidiaries to, among other things, pay cash dividends, incur debt or liens, redeem or repurchase stock, enter into transactions with affiliates, merge, dissolve, pay off subordinated indebtedness, make investments and dispose of assets. As of September 30, 2021, the Company was in compliance with all covenants.
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
As of September 30, 2021, the Company had $108.8 million outstanding under the New Term Loan Credit Agreement, of which none was classified as current on the Company’s Condensed Consolidated Balance Sheets. For the three- and nine-month periods ended September 30, 2021, the Company paid interest of $1.1 million and $3.8 million, respectively, under the New Term Loan Credit Agreement. In addition, during the second quarter of 2021, the Company made principal payments totaling $30.0 million and recognized loss on debt extinguishment charges of approximately $0.5 million. The extinguishment charges are included in Other, net in the Condensed Consolidated Statements of Operations.
For the three- and nine-month periods ended September 30, 2020, under the Old Term Loan Credit Agreement the Company paid interest of $0.9 million and $3.3 million. During the three-month period ended September 30, 2020, the Company repaid the outstanding principal under the Old Term Loan Credit Agreement of $135.2 million using the net proceeds from the New Term Loan Credit Agreement.

For each three-month period ended September 30, 2021 and 2020, the Company incurred charges of less than $0.1 million for amortization of fees and original issuance discount. For the nine-month periods ended September 30, 2021 and 2020, the Company incurred charges of $0.2 million and $0.1 million, respectively, for amortization of fees and original issuance discount. Amortization of fees and original issuance discount are included in Interest expense in the Condensed Consolidated Statements of Operations.
New Senior Notes
Subsequent to September 30, 2021, on October 6, 2021, the Company closed on an offering of $400 million in aggregate principal amount of its 4.50% unsecured Senior Notes due 2028 (the “New Senior Notes”). The New Senior Notes were issued pursuant to an indenture dated as of October 6, 2021, by and among the Company, certain subsidiary guarantors named therein (the “Guarantors”) and Wells Fargo Bank, National Association, as trustee (the “Indenture”). The New Senior Notes bear interest at the rate of 4.50% and pay interest semi-annually in cash in arrears on each April 15 and October 15 of each year, beginning on April 15, 2022. The New Senior Notes will mature on October 15, 2028. At any time prior to October 15, 2024, the Company may redeem some or all of the New Senior Notes for cash at a redemption price equal to 100% of the aggregate principal amount of the New Senior Notes being redeemed plus an applicable make-whole premium set forth in the Indenture and accrued and unpaid interest to, but not including, the redemption date.
Prior to October 15, 2024, the Company may redeem up to 40% of the New Senior Notes at a redemption price of 104.500% of the principal amount, plus accrued and unpaid interest to, but not including, the redemption date, with the proceeds of certain equity offerings so long as if, after any such redemption occurs, at least 60% of the aggregate principal amount of the New Senior Notes remain outstanding. On and after October 15, 2024, the Company may redeem some or all of the New Senior Notes at redemption prices (expressed as percentages of principal amount) equal to 102.250% for the twelve-month period beginning on October 15, 2024, 101.125% for the twelve-month period beginning October 15, 2025 and 100.000% beginning on October 15, 2026, plus accrued and unpaid interest to, but not including, the redemption date. Upon the occurrence of a Change of Control (as defined in the Indenture), unless the Company has exercised its optional redemption right in respect of the New Senior Notes, the holders of the New Senior Notes will have the right to require the Company to repurchase all or a portion of the New Senior Notes at a price equal to 101% of the aggregate principal amount of the New Senior Notes, plus any accrued and unpaid interest to, but not including, the date of repurchase.
The New Senior Notes are guaranteed on a senior unsecured basis by all direct and indirect existing and future domestic restricted subsidiaries, subject to certain restrictions. The New Senior Notes and related guarantees are the Company’s and the Guarantors’ general unsecured senior obligations and will be subordinated to all of the Company and the Guarantors’ existing and future secured debt to the extent of the assets securing that secured obligation. In addition, the New Senior Notes are structurally subordinated to any existing and future debt of any of the Company’s subsidiaries that are not Guarantors, to the extent of the assets of those subsidiaries.
Subject to a number of exceptions and qualifications, the Indenture restricts the Company’s ability and the ability of certain of its subsidiaries to: (i) incur additional indebtedness; (ii) pay dividends or make other distributions in respect of, or repurchase or redeem, its capital stock or with respect to any other interest or participation in, or measured by, its profits; (iii) make loans and certain investments; (iv) sell assets; (v) create or incur liens; (vi) enter into transactions with affiliates; and (vii) consolidate, merge or sell all or substantially all of its assets.
During any time when the New Senior Notes are rated investment grade by at least two of Moody’s, Fitch and Standard & Poor’s Ratings Services and no Default (as defined in the Indenture) has occurred and is continuing, many of such covenants will be suspended and the Company and its subsidiaries will cease to be subject to such covenants during such period.
The Indenture contains customary events of default, including payment defaults, breaches of covenants, failure to pay certain judgments and certain events of bankruptcy, insolvency and reorganization. If an event of default occurs and is continuing, the principal amount of the New Senior Notes, plus accrued and unpaid interest, if any, may be declared immediately due and payable. These amounts automatically become due and payable if an event of default relating to certain events of bankruptcy, insolvency or reorganization occurs.
The sale of the New Senior Notes resulted in net proceeds to the Company of approximately $395 million, after deducting the initial purchasers’ discounts and commissions and other offering expenses. The Company used the net proceeds of the New Senior Notes and $50 million of the increased capacity under the Revolving Credit Agreement to fund the redemption in full of the Old Senior Notes due 2025, to repay in full the $108.8 million of outstanding borrowings under the New Term Loan Credit Agreement, and to pay all related fees and expenses. Debt extinguishment charges totaling approximately $9 million will be recorded during the fourth quarter of 2021 in connection with the redemption in full of the Old Senior Notes due 2025 and the repayment in full of the outstanding borrowing under the New Term Loan Credit Agreement.

8. FINANCIAL DERIVATIVE INSTRUMENTS
Commodity Pricing Risk
As of September 30, 2021, the Company was party to commodity swap contracts for specific commodities with notional amounts of approximately $112.2 million. The Company uses commodity swap contracts to mitigate the risks associated with fluctuations in commodity prices impacting its cash flows related to inventory purchases from suppliers. The Company does not hedge all commodity price risk.
At inception, the Company designated the commodity swap contracts as cash flow hedges. The contracts mature at specified monthly settlement dates and will be recognized into earnings through January 2023. The effective portion of the hedging transaction is recognized in Accumulated Other Comprehensive Income (“AOCI”) and transferred to earnings when the forecasted hedged transaction takes place or when the forecasted hedged transaction is no longer probable to occur.
Financial Statement Presentation
As of September 30, 2021 and December 31, 2020, the fair value carrying amount of the Company’s derivative instruments were recorded as follows (in thousands):

		Asset / (Liability) Derivatives
	Balance Sheet Caption	September 30, 2021	December 31, 2020
Derivatives designated as hedging instruments
Commodity swap contracts	Prepaid expenses and other	$24,736	$13,750
Commodity swap contracts	Accounts payable and Other accrued liabilities	(2,822)	(366)
Total derivatives designated as hedging instruments		$21,914	$13,384
The following table summarizes the gain or loss recognized in AOCI as of September 30, 2021 and December 31, 2020 and the amounts reclassified from AOCI into earnings for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Amount of Gain Recognized in AOCI on Derivatives (Effective Portion, net of tax)		Location of Gain (Loss) Reclassified from AOCI into Earnings (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Earnings

	September 30, 2021	December 31, 2020		Three Months Ended September 30,		Nine Months Ended September 30,
				2021	2020	2021	2020
Derivatives instruments
Commodity swap contracts	$23,789	$9,815	Cost of sales	$17,956	$(2,696)	$27,365	$(6,879)
Over the next 12 months, the Company expects to reclassify approximately $31.9 million of pretax deferred gains, related to the commodity swap contracts, from AOCI to cost of sales as inventory purchases are settled.
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
The Company leases certain industrial spaces, office spaces, land, and equipment. Some leases include one or more options to renew, with renewal terms that can extend the lease term from generally one to 5 years. The exercise of lease renewal options is at the Company’s sole discretion, and are included in the lease term only to the extent such renewal options are reasonably certain of being exercised at lease commencement. Certain leases also include options to purchase the leased property. The depreciable life of assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise. During the three months ended September 30, 2021, leased assets obtained in exchange for new operating lease liabilities totaled approximately $2.3 million. During the three months ended September 30, 2020, leased assets obtained in exchange for new operating lease liabilities totaled approximately $0.3 million. Obligations related to operating leases that the Company has executed but have not yet commenced were insignificant as of September 30, 2021.

Leased assets and liabilities included within the Condensed Consolidated Balance Sheets consist of the following (in thousands):

	Classification	September 30, 2021	December 31, 2020
Right-of-Use Assets
Operating	Other assets	$11,647	$10,842
Finance	Property, plant and equipment, net of depreciation	2,694	2,802
Total leased ROU assets		$14,341	$13,644
Liabilities
Current
Operating	Other accrued liabilities	$3,625	$4,117
Finance	Current portion of finance lease obligations	119	348
Noncurrent
Operating	Non-current liabilities	8,416	6,967
Finance	Finance lease obligations	—	30
Total lease liabilities		$12,160	$11,462
Lease costs included in the Condensed Consolidated Statements of Operations consist of the following (in thousands):

	Classification	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020
Operating lease cost	Cost of sales, selling expenses and general and administrative expense	$1,329	$1,217
Finance lease cost
Amortization of ROU leased assets	Depreciation and amortization within Cost of sales	36	36
Interest on lease liabilities	Interest expense	6	11
Net lease cost		$1,371	$1,264

	Classification	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
Operating lease cost	Cost of sales, selling expenses and general and administrative expense	$3,813	$3,844
Finance lease cost
Amortization of ROU leased assets	Depreciation and amortization within Cost of sales	108	108
Interest on lease liabilities	Interest expense	21	44
Net lease cost		$3,942	$3,996
Maturity of the Company’s lease liabilities as of September 30, 2021 is as follows (in thousands):

	Operating Leases	Finance Leases	Total
2021 (remainder)	$1,179	$90	$1,269
2022	3,883	30	3,913
2023	3,062	—	3,062
2024	1,945	—	1,945
2025	1,346	—	1,346
Thereafter	2,040	—	2,040
Total lease payments	$13,455	$120	$13,575
Less: interest	1,414	1
Present value of lease payments	$12,041	$119

As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. Remaining lease term and discount rates are as follows:

	September 30, 2021	December 31, 2020
Weighted average remaining lease term (years)
Operating leases	4.3	3.6
Finance leases	0.3	1.1
Weighted average discount rate
Operating leases	5.11%	5.07%
Finance leases	6.16%	6.16%
Lease costs included in the Condensed Consolidated Statements of Cash Flows are as follows (in thousands):

	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$3,660	$3,820
Operating cash flows from finance leases	$12	$27
Financing cash flows from finance leases	$259	$244

10. OTHER ACCRUED LIABILITIES
The following table presents the major components of Other accrued liabilities (in thousands):

	September 30, 2021	December 31, 2020
Warranty	$21,467	$20,570
Chassis converter pool agreements	9,448	17,767
Payroll and related taxes	16,133	16,163
Customer deposits	16,935	37,792
Self-insurance	12,042	12,086
Accrued interest	8,697	4,368
Operating lease obligations	3,625	4,117
Accrued taxes	6,130	4,790
All other	12,130	13,327
	$106,607	$130,980
The following table presents the changes in the product warranty accrual included in Other accrued liabilities (in thousands):

	2021	2020
Balance as of January 1	$20,570	$22,575
Provision for warranties issued in current year	3,779	3,132
Payments	(2,882)	(4,951)
Balance as of September 30	$21,467	$20,756
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
The fair value of the Company’s derivatives is estimated with a market approach using third-party pricing services, which have been corroborated with data from active markets or broker quotes, and are classified as Level 2.
Fair value measurements and the fair value hierarchy level for the Company’s assets and liabilities measured at fair value on a recurring basis, are shown below (in thousands):

	Frequency	Asset / (Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2021
Commodity swap contracts	Recurring	21,914	—	21,914	—
Mutual funds	Recurring	7,608	7,608	—	—
Life-insurance contracts	Recurring	18,254	—	18,254	—
December 31, 2020
Commodity swap contracts	Recurring	13,384	—	13,384	—
Mutual funds	Recurring	5,331	5,331	—	—
Life-insurance contracts	Recurring	16,930	—	16,930	—
Estimated Fair Value of Debt
The estimated fair value of debt at September 30, 2021 consists of the Senior Notes due 2025 and borrowings under the New Term Loan Credit Agreement. The fair value of the Senior Notes due 2025 and New Term Loan Credit Agreement are based upon third party pricing sources, which generally do not represent daily market activity or represent data obtained from an exchange, and are classified as Level 2. The interest rates on the Company’s borrowings under the Revolving Facility are adjusted regularly to reflect current market rates and thus when any amounts are outstanding carrying value approximates fair value for these borrowings.

The Company’s carrying and estimated fair value of debt at September 30, 2021 and December 31, 2020 were as follows (in thousands):

	September 30, 2021				December 31, 2020
	Carrying Value	Fair Value			Carrying Value	Fair Value
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Instrument
Senior Notes due 2025	$311,868	$—	$316,203	$—	$311,357	$—	$319,140	$—
New Term Loan Credit Agreement	107,262	—	107,262	—	136,622	—	136,280	—
	$419,130	$—	$423,465	$—	$447,979	$—	$455,420	$—
The fair value of debt is based on current public market prices for disclosure purposes only. Unrealized gains or losses are not recognized in the financial statements as long-term debt is presented at carrying value, net of unamortized premium or discount and unamortized deferred financing costs.
12. COMMITMENTS AND CONTINGENCIES
As of September 30, 2021, the Company was named as a defendant or was otherwise involved in numerous legal proceedings and governmental examinations, in connection with the conduct of its business activities, in various jurisdictions, both in the United States and internationally. On the basis of information currently available to it, management does not believe that existing proceedings and investigations will have a material impact on our consolidated financial condition or liquidity if determined in a manner adverse to the Company. However, such matters are unpredictable, and we could incur judgments or enter into settlements for current or future claims that could materially and adversely affect our financial statements. Costs associated with the litigation and settlements of legal matters are reported within General and administrative expenses in the Condensed Consolidated Statements of Operations.
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
On November 13, 2019, the Company received a notice that it was considered one of several PRPs by the Indiana Department of Environmental Management (“IDEM”) under CERCLA and state law related to substances found in soil and groundwater at a property located at 817 South Earl Avenue, Lafayette, Indiana (the “Site”). The Company has never owned or operated the Site, but the Site is near certain of the Company’s owned properties. The Company has agreed to implement a limited work plan to further investigate the source of the contamination at the Site and have worked with IDEM and other PRPs to finalize the terms of the work plan. The Company submitted its initial site investigation report to IDEM during the third quarter of 2020, indicating that the data collected by the Company’s consultant confirmed that the Company’s properties are not the source of contamination at the Site. IDEM issued to the PRPs a request for a Further Site Investigation (“FSI”) work plan, and with IDEM’s permission the Company submitted a Work Plan Addendum on December 17, 2020 for limited additional groundwater sampling work in lieu of a full FSI work plan. IDEM approved the Work Plan Addendum and the additional work was conducted in March 2021. The results were analyzed, and the Company submitted a follow-up Work Plan Addendum to IDEM on June 8, 2021. As of September 30, 2021, based on the information available, the Company does not expect this matter to have a material adverse effect on its financial condition or results of operations.

Chassis Converter Pool Agreements
The Company, through Supreme, obtains most vehicle chassis for its specialized vehicle products directly from the chassis manufacturers under converter pool agreements. Chassis are obtained from the manufacturers based on orders from customers, and in some cases, for unallocated orders. The agreements generally state that the manufacturer will provide a supply of chassis to be maintained at the Company’s facilities with the condition that we will store such chassis and will not move, sell, or otherwise dispose of such chassis except under the terms of the agreement. In addition, the manufacturer typically retains the sole authority to authorize commencement of work on the chassis and to make certain other decisions with respect to the chassis including the terms and pricing of sales of the chassis to the manufacturer’s dealers. The manufacturer also does not transfer the certificate of origin to the Company nor permit the Company to sell or transfer the chassis to anyone other than the manufacturer (for ultimate resale to a dealer). Although the Company is party to related finance agreements with manufacturers, the Company has not historically settled, nor expects to in the future settle, any related obligations in cash. Instead, the obligation is settled by the manufacturer upon reassignment of the chassis to an accepted dealer, and the dealer is invoiced for the chassis by the manufacturer. Accordingly, as of September 30, 2021, the Company’s outstanding chassis converter pool with the manufacturer totaled $9.4 million and the Company has included this financing agreement on the Company’s Condensed Consolidated Balance Sheets within Prepaid expenses and other and Other accrued liabilities. All other chassis programs through its Supreme subsidiary are handled as consigned inventory belonging to the manufacturer and totaled approximately $2.2 million. Under these agreements, if the chassis is not delivered to a customer within a specified time frame, the Company is required to pay a finance or storage charge on the chassis. Additionally, the Company receives finance support funds from manufacturers when the chassis are assigned into the Company’s chassis pool. Typically, chassis are converted and delivered to customers within 90 days of the receipt of the chassis by the Company.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Basic net income (loss) per share:
Net income (loss) applicable to common stockholders	$11,008	$3,887	$26,477	$(102,906)
Weighted average common shares outstanding	49,974	52,912	51,116	52,980
Basic net income (loss) per share	$0.22	$0.07	$0.52	$(1.94)

Diluted net income (loss) per share:
Net income (loss) applicable to common stockholders	$11,008	$3,887	$26,477	$(102,906)

Weighted average common shares outstanding	49,974	52,912	51,116	52,980
Dilutive stock options and restricted stock	607	468	669	—
Diluted weighted average common shares outstanding	50,581	53,380	51,785	52,980
Diluted net income (loss) per share	$0.22	$0.07	$0.51	$(1.94)

14. STOCK-BASED COMPENSATION
The Company recognizes all share-based payments based upon their grant date fair value. The Company grants restricted stock units subject to specific service, performance, and/or market conditions. The Company’s policy is to recognize expense for awards that have service conditions only subject to graded vesting using the straight-line attribution method. The fair value of service and performance-based units is based on the market price of a share of underlying common stock at the date of grant. The fair values of the awards that contain market conditions are estimated using a Monte Carlo simulation approach in a risk-neutral framework to model future stock price movements based upon historical volatility, risk-free rates of return, and correlation matrix. The amount of compensation costs related to restricted stock units and performance units not yet recognized was $12.4 million at September 30, 2021, for which the expense will be recognized through 2024.
15. STOCKHOLDERS’ EQUITY
Share Repurchase Program
In August 2021, the Company announced that the Board of Directors approved the repurchase of an additional $150 million in shares of common stock over a three-year period. This authorization was an increase to the previous $100 million repurchase programs approved in November 2018, February 2017, and February 2016. The repurchase program is set to expire in August 2024. Stock repurchases under this program may be made in the open market or in private transactions at times and in amounts determined by the Company. As of September 30, 2021, $147.7 million remained available under the program.
Common and Preferred Stock
The Board of Directors has the authority to issue common and unclassed preferred stock of up to 200 million shares and 25 million shares, respectively, with par value of $0.01 per share, as well as to fix dividends, voting and conversion rights, redemption provisions, liquidation preferences, and other rights and restrictions.
Accumulated Other Comprehensive Income (Loss)
Changes in AOCI by component, net of tax, for the nine months ended September 30, 2021 are summarized as follows (in thousands):

	Foreign Currency Translation	Derivative Instruments	Total
Balances at December 31, 2020	$(2,182)	$9,815	$7,633
Net unrealized gains (losses) arising during the period(a)	(303)	15,305	15,002
Less: Net realized gains (losses) reclassified to net income(b)	—	775	775
Net change during the period	(303)	14,530	14,227
Balances at March 31, 2021	(2,485)	24,345	21,860
Net unrealized gains (losses) arising during the period(c)	667	14,895	15,562
Less: Net realized gains (losses) reclassified to net income(d)	—	6,264	6,264
Net change during the period	667	8,631	9,298
Balances at June 30, 2021	(1,818)	32,976	31,158
Net unrealized gains (losses) arising during the period(e)	(105)	4,244	4,139
Less: Net realized gains (losses) reclassified to net income(f)	—	13,431	13,431
Net change during the period	(105)	(9,187)	(9,292)
Balances at September 30, 2021	$(1,923)	$23,789	$21,866
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
(e) Derivative instruments net of $1.4 million of tax liability for the three months ended September 30, 2021.
(f) Derivative instruments net of $4.5 million of tax liability for the three months ended September 30, 2021.

Changes in AOCI by component, net of tax, for the nine months ended September 30, 2020 are summarized as follows (in thousands):

	Foreign Currency Translation	Derivative Instruments	Total
Balances at December 31, 2019	$(1,866)	$(2,112)	$(3,978)
Net unrealized gains (losses) arising during the period(g)	(1,636)	(5,217)	(6,853)
Less: Net realized gains (losses) reclassified to net loss(h)	—	(1,334)	(1,334)
Net change during the period	(1,636)	(3,883)	(5,519)
Balances at March 31, 2020	(3,502)	(5,995)	(9,497)
Net unrealized gains (losses) arising during the period(i)	318	470	788
Less: Net realized gains (losses) reclassified to net income(j)	—	(1,794)	(1,794)
Net change during the period	318	2,264	2,582
Balances at June 30, 2020	(3,184)	(3,731)	(6,915)
Net unrealized gains (losses) arising during the period (k)	262	502	764
Less: Net realized gains (losses) reclassified to net income (l)	—	(2,016)	(2,016)
Net change during the period	262	2,518	2,780
Balances at September 30, 2020	$(2,922)	$(1,213)	$(4,135)
—————————
(g) Derivative instruments net of $1.8 million of tax benefit for the three months ended March 31, 2020.
(h) Derivative instruments net of $0.5 million of tax benefit for the three months ended March 31, 2020.
(i) Derivative instruments net of $0.2 million of tax liability for the three months ended June 30, 2020.
(j) Derivative instruments net of $0.6 million of tax benefit for the three months ended June 30, 2020.
(k) Derivative instruments net of $0.2 million of tax liability for the three months ended September 30, 2020.
(l) Derivative instruments net of $0.7 million of tax benefit for the three months ended September 30, 2020.

16. INCOME TAXES
For the three months ended September 30, 2021, the Company recognized income tax expense of $1.6 million compared to an income tax benefit of $1.3 million for the same period in the prior year. The Company recognized income tax expense of $7.5 million in the first nine months of 2021 compared to an income tax benefit of $10.3 million for the same period in the prior year. The effective tax rates for the first nine months of 2021 and 2020 were 22.0% and 9.1%, respectively. For the first nine months of 2021, the effective tax rate differs from the US Federal statutory rate of 21% primarily due to the impact of state and local taxes and discrete items incurred related to stock-based compensation. For the first nine months of 2020, the effective tax rate differs from the US Federal statutory rate of 21% primarily due to the impact of state and local taxes, impairment of non-deductible goodwill, provisions related to the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) passed in March 2020, and discrete items incurred related to stock-based compensation.
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

17. DIVESTITURES AND PROPERTY, PLANT, AND EQUIPMENT
During the second quarter of 2021, the Company sold its Extract Technology® (“Extract”) business that manufactured stainless steel isolators and downflow booths, as well as custom-fabricated equipment, including workstations and drum booths for the pharmaceutical, fine chemical, biotech, and nuclear end markets. Proceeds of the sale, net of transaction costs and cash divested, totaled approximately $20.8 million. Prior to the sale, Extract was an operating unit within the historical DPG reporting segment. A gain on sale of approximately $1.9 million was recognized in connection with the divestiture, and a portion of the net proceeds from the sale were used to pay down outstanding principal under the New Term Loan Credit Agreement as further described in Note 7. The gain on sale is included in Impairment and other, net in the Condensed Consolidated Statements of Operations. In accordance with the relevant accounting guidance, as part of the sale the Company allocated $11.1 million of goodwill based upon the relative fair value of the Extract operating unit compared to the historical DPG reporting unit as a whole. This goodwill, along with net intangible assets of approximately $1.3 million, were included in the carrying value of the disposed assets and the resulting gain recognized in connection with the sale.
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
18. SEGMENTS
a. Segment Reporting
The Company has historically managed its business in three segments: CTP, DPG, and FMP. As disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, the Company began its One Wabash organizational transformation during the first quarter of 2020 to better align its resources and processes on serving the customer and enable long-term growth. In connection with the substantial completion of the Company’s One Wabash strategic initiatives during Q3 2021, including organizational and structural changes as well as portfolio rationalization, beginning in September 2021 the Company realigned its operating and reportable segments based on how the CODM manages the business, allocates resources, makes operating decisions, and evaluates operating performance. Based on this realignment, the Company eliminated the historical CTP, DPG, and FMP segments and established two operating and reportable segments: TS and P&S.
While the Company has historically generated a small portion of its revenue and profitability from streams like aftermarket parts, repair and maintenance services, and upfitting and equipment services, historically these businesses existed scattered throughout the Company’s siloed organization structure. During the One Wabash transformation that culminated with segment realignment, the Company brought these siloed businesses together to leverage the Company’s strengths and better reach the customer, which included shifting significant resources and talent to lead these parts and services businesses. The Company continues to formulate aggressive plans that now underpin growth initiatives under the One Wabash approach.
Additional information related to the composition of each segment is included below.
▪Transportation Solutions (“TS”): The TS segment comprises the design and manufacturing operations for the Company’s transportation-related equipment and products. This includes dry and refrigerated van trailers, platform trailers, and the Company’s wood flooring production facility, all of which were previously reported in the CTP segment. The Company’s Molded Structural Composite products that were historically included in both the CTP and FMP segments are now reported in the TS segment. In addition, the TS segment includes tank trailers and truck-mounted tanks that were historically reported in the DPG segment. Finally, truck-mounted dry and refrigerated bodies and service and stake bodies that were previously reported in the FMP segment are also in the TS segment.
▪Parts & Service (“P&S”): The P&S segment is comprised of each of the Company’s historical segments’ parts & service businesses as well as the upfitting component of our truck bodies business. In addition, the Company’s Composites business, which focuses on the use of DuraPlate® composite panels beyond the semi-trailer market, is also part of the P&S segment (previously reported in the DPG segment). Finally, the P&S segment includes the Company’s Engineered Products business (previously reported in the DPG segment), including stainless-steel storage tanks and silos, mixers, and processors for a variety of end markets. As disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, growing and expanding the parts and services businesses is a key strategic initiative for the Company moving forward.

The accounting policies of the TS and P&S segments are the same as those described in the summary of significant accounting policies except that the Company evaluates segment performance based on income (loss) from operations. The Company has not allocated certain corporate related administrative costs, interest and income taxes included in the corporate and eliminations segment to the Company’s other reportable segments. The Company accounts for intersegment sales and transfers at cost. Segment assets are not presented as it is not a measure reviewed by the CODM in allocating resources and assessing performance.
Reportable segment information is as follows (in thousands):

Three Months Ended September 30, 2021	Transportation Solutions	Parts & Service	Corporate and Eliminations	Consolidated
Net sales
External customers	$441,258	$41,308	$—	$482,566
Intersegment sales	1,378	595	(1,973)	—
Total net sales	$442,636	$41,903	$(1,973)	$482,566

Income (loss) from operations	$25,970	$4,148	$(11,855)	$18,263

Three Months Ended September 30, 2020	Transportation Solutions	Parts & Service	Corporate and Eliminations	Consolidated
Net sales
External customers	$306,183	$45,401	$—	$351,584
Intersegment sales	1,174	1,857	(3,031)	—
Total net sales	$307,357	$47,258	$(3,031)	$351,584

Income (loss) from operations	$13,522	$5,878	$(10,992)	$8,408

Nine Months Ended September 30, 2021	Transportation Solutions	Parts & Service	Corporate and Eliminations	Consolidated
Net sales
External customers	$1,186,909	$137,082	$—	$1,323,991
Intersegment sales	3,264	1,941	(5,205)	—
Total net sales	$1,190,173	$139,023	$(5,205)	$1,323,991

Income (loss) from operations	$69,492	$18,509	$(35,839)	$52,162

Nine Months Ended September 30, 2020	Transportation Solutions	Parts & Service	Corporate and Eliminations	Consolidated
Net sales
External customers	$948,270	$129,541	$—	$1,077,811
Intersegment sales	5,879	4,948	(10,827)	—
Total net sales	$954,149	$134,489	$(10,827)	$1,077,811

Loss from operations	$(43,098)	$(21,466)	$(31,085)	$(95,649)

b.  Product Information
The Company offers products primarily in four general categories: (1) new trailers, (2) used trailers, (3) components, parts and service, and (4) equipment and other (which includes truck bodies). The following table sets forth the major product categories and their percentage of consolidated net sales (dollars in thousands):

Three Months Ended September 30, 2021	Transportation Solutions	Parts & Service	Eliminations	Consolidated
New trailers	$375,430	$—	$—	$375,430	77.8%
Used trailers	—	465	—	465	0.1%
Components, parts and service	—	31,974	(1,973)	30,001	6.2%
Equipment and other	67,206	9,464	—	76,670	15.9%
Total net sales	$442,636	$41,903	$(1,973)	$482,566	100.0%

Three Months Ended September 30, 2020	Transportation Solutions	Parts & Service	Eliminations	Consolidated
New trailers	$251,998	$1,510	$(444)	$253,064	72.0%
Used trailers	505	1,456	—	1,961	0.6%
Components, parts and service	—	29,369	(2,587)	26,782	7.6%
Equipment and other	54,854	14,923	—	69,777	19.8%
Total net sales	$307,357	$47,258	$(3,031)	$351,584	100.0%

Nine Months Ended September 30, 2021	Transportation Solutions	Parts & Service	Eliminations	Consolidated
New trailers	$966,193	$—	$—	$966,193	73.0%
Used trailers	165	1,690	—	1,855	0.1%
Components, parts and service	—	101,747	(5,205)	96,542	7.3%
Equipment and other	223,815	35,586	—	259,401	19.6%
Total net sales	$1,190,173	$139,023	$(5,205)	$1,323,991	100.0%

Nine Months Ended September 30, 2020	Transportation Solutions	Parts & Service	Eliminations	Consolidated
New trailers	$781,497	$3,098	$(3,390)	$781,205	72.5%
Used trailers	2,979	4,106	—	7,085	0.7%
Components, parts and service	—	92,500	(7,437)	85,063	7.9%
Equipment and other	169,673	34,785	—	204,458	19.0%
Total net sales	$954,149	$134,489	$(10,827)	$1,077,811	100.0%

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
▪any adverse effects of the U.S. government’s COVID-19 vaccine mandates;
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

COVID-19 Update
In March 2020, a global pandemic was declared by the World Health Organization (the “WHO”) related to COVID-19. This pandemic created significant uncertainties and disruptions in the global economy. We are closely monitoring the pandemic and remain focused on the health and safety of our employees, as well as the health of our business. In addition, we track, evaluate, and manage our operating plans in light of the most recent developments including the changes to best practice guidelines by health experts, the availability of vaccines, the drop in new cases in the United States, and changing local, state, and federal requirements. Further, we remain focused on maintaining business continuity and ensuring our facilities remain operational where safe and appropriate to do so. We are also monitoring and preparing for the Occupational Safety and Health Administration’s pending emergency standard.
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
We also worked with local food banks, schools, healthcare facilities, and other nonprofit organizations to support agencies and families in need.
The COVID-19 pandemic has continued to cause supply chain, labor, and raw material constraints that impact global markets. As a result, we have experienced inflation across our supply chain, increased freight and logistic costs, and volatility in connection with labor shortages. While the global market downturn and overall impacts on our operations are expected to be temporary, the duration of the impacts cannot be estimated at this time. Should the disruptions continue for an extended period of time or worsen, the impact on our production, supply chain, and overall business could have a material adverse effect on our results of operations, financial condition, and cash flows.
Results of Operations
We have historically managed our business in three segments: Commercial Trailer Products (“CTP”), Diversified Products (“DPG”), and Final Mile Products (“FMP”). As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020, we began our One Wabash organizational transformation during the first quarter of 2020 to better align our resources and processes on serving the customer and enable long-term growth. In connection with the substantial completion of the One Wabash strategic initiatives during the third quarter of 2021, including organizational and structural changes as well as portfolio rationalization, beginning in September 2021 we realigned our operating and reportable segments based on how the Chief Operating Decision Maker (“CODM”) manages the business, allocates resources, makes operating decisions, and evaluates operating performance. Based on this realignment, we established two operating and reportable segments: Transportation Solutions (“TS”) and Parts & Service (“P&S”), and eliminated the historical CTP, DPG, and FMP segments.
While we have historically generated a small portion of our revenue and profitability from streams like aftermarket parts, repair and maintenance services, and upfitting and equipment services, historically these businesses existed scattered throughout the Company’s siloed organization structure. During the One Wabash transformation that culminated with segment realignment, we brought these siloed businesses together to leverage our strengths and better reach the customer, which included shifting significant resources and talent to lead these parts and services businesses. We continue to formulate aggressive plans that now underpin growth initiatives under the One Wabash approach.
Refer to Note 18 for additional discussion regarding segments and to Note 4 for the impact thereof to the evaluation of recorded goodwill balances.

The following table sets forth certain operating data as a percentage of net sales for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	89.4%	87.7%	88.4%	89.4%
Gross profit	10.6%	12.3%	11.6%	10.6%

General and administrative expenses	4.3%	6.5%	5.0%	6.4%
Selling expenses	1.2%	1.9%	1.4%	1.8%
Amortization of intangibles	1.2%	1.6%	1.3%	1.5%
Impairment and other, net	0.1%	—%	—%	9.8%
Income (loss) from operations	3.8%	2.3%	3.9%	(8.9%)

Interest expense	(1.2%)	(1.6%)	(1.4%)	(1.7%)
Other, net	—%	—%	—%	—%
Income (loss) before income tax expense (benefit)	2.6%	0.7%	2.5%	(10.6%)

Income tax expense (benefit)	0.3%	(0.4%)	0.6%	(1.0%)
Net income (loss)	2.3%	1.1%	1.9%	(9.6%)
For the three-month period ended September 30, 2021, we recorded net sales of $482.6 million compared to $351.6 million in the prior year period. Net sales for the three-month period ended September 30, 2021 increased $131.0 million, or 37%, compared to the prior year period, due primarily to increases in new trailer and truck body shipments of 47% and 5%, respectively, on account of stronger demand in these markets. The higher shipment volumes drove an increase of 44% in net sales within the TS reportable segment. The increase in net sales within the TS reportable segment was partially offset by a decrease of $5.4 million in the P&S reportable segment. This decrease was driven by the sale of Extract Technology® in the second quarter of 2021 ($6.1 million in net sales during the third quarter of 2020) and closure of 17 service locations during the first nine months of 2021 (decrease in net sales of approximately $5.2 million from the prior year period). On a comparable revenue basis (excluding the impacts of the divestiture and closure of service locations), P&S segment net sales increased approximately $5.9 million from the prior year period. Gross profit margin decreased to 10.6% in the third quarter of 2021 compared to 12.3% in the prior year period primarily driven by higher materials and manufacturing costs. While we have observed an increase in overall industry demand thus far during 2021 compared to 2020’s suppressed levels, we continue to experience some challenges as we ramp-up production, manage our supply chain, and hire additional labor. However, we are focused on positioning ourselves to profitably capitalize on the current increase in demand and industry upswings.
For the three-month period ended September 30, 2021, selling, general and administrative expenses declined $2.7 million as compared to the same period in 2020. As a percentage of net sales, selling, general and administrative expenses decreased to 6% in the third quarter of 2021 as compared to 8% in the prior year period. The overall decrease in selling, general and administrative expenses in the current year period compared to the same period in the prior year was primarily attributable to lower employee-related costs, including employee incentive and benefit programs, and lower professional fees due to the closing on the New Term Loan Credit Agreement during the third quarter of 2020.
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

Three Months Ended September 30, 2021 Compared with the Three Months Ended September 30, 2020
Net Sales
Net sales in the third quarter of 2021 increased $131.0 million, or 37%, compared to the third quarter of 2020. By business segment, prior to the elimination of intercompany sales, sales and related units sold were as follows (dollars in thousands):

	Three Months Ended September 30,		Change
	2021	2020	Amount	%
	(prior to elimination of intersegment sales)
Sales by Segment
Transportation Solutions	$442,636	$307,357	$135,279	44.0%
Parts & Service	41,903	47,258	(5,355)	(11.3%)
Eliminations	(1,973)	(3,031)	1,058
Total	$482,566	$351,584	$130,982	37.3%

New Units Shipped	(units)
Trailers	12,455	8,485	3,970	46.8%
Truck bodies	3,780	3,600	180	5.0%
Total	16,235	12,085	4,150	34.3%

Used Units Shipped	(units)
Trailers	15	140	(125)	(89.3%)
TS segment sales, prior to the elimination of intersegment sales, were $442.6 million for the third quarter of 2021, an increase of $135.3 million, or 44.0%, compared to the third quarter of 2020. New trailers shipped during the third quarter of 2021 totaled 12,455 trailers compared to 8,485 trailers in the prior year period, an increase of 46.8%. New truck bodies shipped during the third quarter of 2021 totaled 3,780 truck bodies compared to 3,600 truck bodies in the prior year period, an increase of 5%. The increase in new trailer shipments resulted in a 49% increase in new trailer revenue, driven by strong demand for our dry vans and platform trailers. The increase in new truck body shipments drove a 14% increase in new truck body revenue based on increased demand. Revenue per new trailer unit increased approximately 1.5% from the prior year period, due in part to pricing actions to partially offset the increase in commodity costs.
P&S segment sales, prior to the elimination of intersegment sales, were $41.9 million for the third quarter of 2021, a decrease of $5.4 million, or 11.3%, compared to the third quarter of 2020. The overall decrease in sales for this segment is primarily attributable to the sale of our Extract Technology® business during the third quarter of 2021, which had sales totaling approximately $6.1 million during the third quarter of 2020. We also completed the closure of 17 service locations during the first nine months of 2021 that attributed to the decrease by approximately $5.2 million. These decreases were offset by higher sales and increased demand in our other parts, service, and upfitting offerings.
Cost of Sales
Cost of sales was $431.5 million in the third quarter of 2021, an increase of $123.1 million, or 39.9%, compared to the prior year period. Cost of sales is comprised of material costs, a variable expense, and other manufacturing costs, comprised of both fixed and variable expenses, including direct and indirect labor, outbound freight, overhead expenses, and depreciation.
TS segment cost of sales was $397.9 million in the third quarter of 2021, an increase of $125.1 million, or 45.9%, compared to the prior year period. The increase in cost of sales, which was primarily driven by higher sales and production volumes on account of stronger demand, was also due to an increase in materials costs of $81.4 million, or 40%, and higher labor costs of approximately $19.3 million. An additional increase related to other manufacturing costs, including outside services and repairs and maintenance. These increases were partially offset by certain lower fixed costs, in part due to higher volume leverage and the continued realization of cost containment measures implemented during 2020.
P&S segment cost of sales was $33.6 million in the third quarter of 2021, a decrease of $3.5 million, or 9.5%, compared to the prior period. The decrease in cost of sales was primarily due to the sale of our Extract Technology® business during the second quarter of 2021 and completed the closure of 17 service locations during the first nine months of 2021. These decreases were partially offset by an increase in materials costs of approximately $2.0 million, or 9%.

Gross Profit
Gross profit was $51.0 million in the third quarter of 2021, an increase of $7.9 million from the prior year period. Gross profit as a percentage of net sales was 10.6% for the third quarter of 2021, compared to 12.3% for the same period in 2020. Gross profit by segment was as follows (dollars in thousands):

	Three Months Ended September 30,		Change
	2021	2020	Amount	%
Gross Profit by Segment
Transportation Solutions	$44,705	$34,528	$10,177	29.5%
Parts & Service	8,268	10,113	(1,845)	(18.2%)
Eliminations	(1,928)	(1,447)	(481)
Total	$51,045	$43,194	$7,851	18.2%
TS segment gross profit was $44.7 million for the third quarter of 2021 compared to $34.5 million for the third quarter of 2020. Gross profit, prior to the elimination of intersegment sales, as a percentage of net sales, was 10.1% in the third quarter of 2021 compared to 11.2% in the comparative 2020 period. The overall increase in gross profit from the prior year period was primarily driven by an increase of $24.4 million in our dry vans products on account of stronger demand. This increase was partially offset by net decreases in our other product lines of approximately $14.3 million, which were primarily attributable to higher manufacturing costs as well as labor inefficiencies driven by supply chain disruptions. While we took pricing actions to partially offset the increase in overall manufacturing costs and recognized continued benefit from our cost reductions in 2020, labor inefficiencies and supply chain disruptions outweighed these actions. The overall decrease in gross profit as a percentage of net sales was primarily due to higher manufacturing costs and labor inefficiencies driven by supply chain disruptions.
P&S segment gross profit was $8.3 million for the third quarter of 2021 compared to $10.1 million for the third quarter of 2020. Gross profit, prior to the elimination of intersegment sales, as a percentage of net sales, was 19.7% in the third quarter of 2021 compared to 21.4% in the 2020 period. The overall decrease in gross profit and gross profit as a percentage of net sales for this segment is primarily attributable to the sale of our Extract Technology® business during the second quarter of 2021, which had gross profit totaling approximately $1.4 million during the third quarter of 2020. We also completed the closure of 17 service locations during the first nine months of 2021 that attributed to the decrease by approximately $1.6 million. These decreases were partially offset by higher gross profit in our other parts, service, and upfitting offerings.
General and Administrative Expenses
General and administrative expenses for the third quarter of 2021 decreased $1.8 million, or 7.8%, from the prior year period. The decrease from the prior year period was largely due to a decrease of approximately $2.2 million in employee-related costs, including benefits and incentive programs. In addition, professional fee expenses decreased by approximately $1.5 million, which was primarily attributable to fees and expenses incurred in closing on the New Term Loan Credit Agreement during the third quarter of 2020. These decreases were partially offset by increases in outside service and labor costs of approximately $0.8 million, as well as increases in employee education and training costs and travel-related costs of approximately $0.6 million and $0.2 million, respectively. As a percentage of net sales, general and administrative expenses were 4.3% for the third quarter of 2021 compared to 6.5% for the third quarter of 2020. The overall decrease in general and administrative expenses as a percentage of net sales was primarily attributable to the decrease in employee-related costs, including benefits and incentive programs, as well as the decrease in professional fee expenses due to the closing on the New Term Loan Credit Agreement during the third quarter of 2020.
Selling Expenses
Selling expenses were $5.6 million in the third quarter of 2021, a decrease of $0.9 million, or 14.1%, compared to the prior year period. The decrease was primarily attributable to lower employee-related costs, including benefits and incentive programs, of approximately $0.8 million. In addition, advertising and promotional expense decreased approximately $0.7 million from the prior year. These decreases were partially offset by an increase in travel-related costs and outside services expense totaling approximately $0.5 million. As a percentage of net sales, selling expenses were 1.2% for the third quarter of 2021 compared to 1.9% for the third quarter of 2020. The overall decrease in selling expenses as a percentage of net sales was primarily attributable to the decrease in employee-related costs, including benefits and incentive programs, as well as the decrease in advertising and promotional expense.

Amortization of Intangibles
Amortization of intangibles was $5.6 million for the third quarter of 2021 compared to $5.5 million in the prior year period. Amortization of intangibles was the result of expenses recognized for intangible assets recorded from the acquisitions of Walker in May 2012 (of which Extract Technology® was a part of prior to its sale in Q2 2021), certain assets of Beall® in February 2013 (which was sold during the fourth quarter of 2020 as further described in our Annual Report on Form 10-K for the year ended December 31, 2020), and Supreme in September 2017. The increase from the prior year period is attributable to certain of the intangible assets recorded from the acquisition of Supreme, which utilize the undiscounted cash flow method for amortization rather than the straight line method. This increase was partially offset by the Beall® and Extract Technology® divestitures as the intangible assets for these businesses was written-off as part of the sale.
Impairment and Other, Net
Impairment and other, net was a net loss of $0.6 million for the three months ended September 30, 2021 and related to property, plant, and equipment sales. Activity during the third quarter of 2020 was insignificant.
Other Income (Expense)
Interest expense for the third quarter of 2021 totaled $5.8 million compared to $5.7 million in the third quarter of 2020. Interest expense relates to interest and non-cash accretion charges on our New (during 2021) and Old (during 2020) Term Loan Credit Agreements, Senior Notes due 2025, and Revolving Credit Agreement. The increase from the prior year period is primarily due to a higher interest rate on our New Term Loan Credit Agreement, partially offset by our prepayments over the last 12 months.
Other, net for the third quarter of 2021 represented income of $0.2 million as compared to expense of $0.1 million for the prior year period. Income for the current year period is related to individually insignificant items. Expense for the prior year period is primarily attributable to extinguishment charges totaling $0.2 million related to the payoff of the Old Term Loan Credit Agreement and $10.0 million repayment on our Senior Notes due 2025, partially offset by interest income.
Income Taxes
We recognized income tax expense of $1.6 million in the third quarter of 2021 compared to an income tax benefit of $1.3 million for the same period in the prior year. The effective tax rate for this period was 13.0% compared to a tax benefit rate of 49.4% for the same period in the prior year. For the third quarter of 2021, the effective tax rate differs from the US Federal statutory rate of 21% primarily due to the impact of state and local taxes and discrete items incurred related to stock-based compensation. For the third quarter of 2020, the effective tax rate differs from the US Federal statutory rate of 21% primarily due to the impact of state and local taxes, provisions related to the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), and discrete items incurred related to stock-based compensation.

Nine Months Ended September 30, 2021 Compared with the Nine Months Ended September 30, 2020
Net Sales
Net sales in the first nine months of 2021 increased $246.2 million, or 22.8%, compared to the first nine months of 2020. By business segment, prior to the elimination of intercompany sales, sales and related units sold were as follows (dollars in thousands):

	Nine Months Ended September 30,		Change
	2021	2020	Amount	%
	(prior to elimination of intersegment sales)
Sales by Segment
Transportation Solutions	$1,190,173	$954,149	$236,024	24.7%
Parts & Service	139,023	134,489	4,534	3.4%
Eliminations	(5,205)	(10,827)	5,622
Total	$1,323,991	$1,077,811	$246,180	22.8%

New Units Shipped	(units)
Trailers	33,710	26,030	7,680	29.5%
Truck bodies	13,330	10,130	3,200	31.6%
Total	47,040	36,160	10,880	30.1%

Used Units Shipped	(units)
Trailers	70	430	(360)	(83.7)%
TS segment sales prior to the elimination of intersegment sales were $1,190.2 million for the first nine months of 2021, an increase of $236.0 million, or 24.7%, compared to the first nine months of 2020. Trailers shipped during the first nine months of 2021 totaled 33,710 trailers compared to 26,030 trailers in the prior year period, a 29.5% increase. New truck bodies shipped during the first nine months of 2021 totaled 13,330 truck bodies compared to 10,130 truck bodies in the prior year period, an increase of 32%. The increase in new trailer shipments resulted in a 24% increase in new trailer revenue, driven by stronger demand for our dry and refrigerated van offerings as well as our platform trailers. The increase in new truck body shipments drove a 33% increase in new truck body revenue. Revenue per new trailer unit decreased approximately 4.5% from the prior year period due in part to product mix (including a higher mix of pup trailers in the current year), partially offset by pricing actions to partly mitigate the increase in commodity costs.
P&S segment sales prior to the elimination of intersegment sales were $139.0 million for the first nine months of 2021, an increase of $4.5 million, or 3.4%, compared to the same period of 2020. The overall increase in sales for this segment is primarily attributable to increased demand for our parts, service, and upfitting offerings. These increases were partially offset by the sale of our Extract Technology® business during the third quarter of 2021, which had lower sales during the first nine months of 2021 of approximately $5.3 million compared to the first nine months of 2020. We also completed the closure of 17 service locations during the first nine months of 2021 that attributed to the decrease by approximately $12.2 million.
Cost of Sales
Cost of sales was $1,170.2 million in the first nine months of 2021, an increase of $206.6 million, or 21.4%, compared to the prior year period. Cost of sales is comprised of material costs, a variable expense, and other manufacturing costs, comprised of both fixed and variable expenses, including direct and indirect labor, outbound freight, overhead expenses, and depreciation.
TS segment cost of sales was $1,060.4 million in the first nine months of 2021, an increase of $193.5 million, or 22.3%, compared to the prior year period. The increase in cost of sales, which was primarily driven by higher sales and production volumes on account of stronger demand, was due to an increase in materials costs of $153.1 million, or 26%, and higher labor costs of approximately $56.5 million. An additional increase related to other manufacturing costs, including outside services and repairs and maintenance. These increases were partially offset by certain lower fixed costs, due in part to higher volume leverage and the continued realization of cost containment measures implemented during 2020.

P&S segment cost of sales was $110.1 million in the first nine months of 2021, an increase of $6.9 million, or 6.7%, compared to the prior period. The increase in cost of sales was driven by an increase in materials costs of approximately $15.2 million, or 24%. This increase was partially offset by the sale of our Extract Technology® business during the second quarter of 2021 and completed the closure of 17 service locations during the first nine months of 2021. In addition, there was an overall decrease in fixed costs, due in part to the continued realization of cost containment measures implemented during 2020.
Gross Profit
Gross profit was $153.8 million in the first nine months of 2021, an increase of $39.6 million from the prior year period. Gross profit as a percentage of sales was 11.6% for the first nine months, compared to 10.6% during the same period in 2020. Gross profit by segment was as follows (dollars in thousands):

	Nine Months Ended September 30,		Change
	2021	2020	$	%
Gross Profit by Segment
Transportation Solutions	$129,776	$87,195	$42,581	48.8%
Parts & Service	28,912	31,301	(2,389)	(7.6)%
Corporate	(4,869)	(4,238)	(631)
Total	$153,819	$114,258	$39,561	34.6%
TS segment gross profit was $129.8 million for the first nine months of 2021 compared to $87.2 million for the prior year period. Gross profit prior to the elimination of intersegment sales, as a percentage of net sales, was 10.9% in 2021 compared to 9.1% in the prior period. The overall increase in gross profit from the prior year period was primarily driven by an increase of $53.8 million in our dry vans products and an increase of $6.7 million for truck bodies, both of which were generally attributable to higher demand for these products compared to the prior year period. The overall increase in gross profit as a percentage of net sales was largely due to higher volume leverage and in part as a result of our continued realization of cost containment measures implemented throughout 2020. Because of these reasons, along with a favorable product mix for a portion of the current year period, gross profit as a percentage of net sales for the third quarter of 2021 increased compared to the prior year period. These increases were partially offset by net decreases in our other product lines of approximately $17.9 million, primarily due to higher manufacturing costs as well as labor inefficiencies driven by supply chain disruptions
P&S segment gross profit was $28.9 million for the first nine months of 2021 compared to $31.3 million in the same period of 2020. Gross profit prior to the elimination of intersegment sales, as a percentage of net sales, was 20.8% in the 2021 period compared to 23.3% in the prior period. The overall decrease in gross profit and gross profit as a percentage of net sales for this segment is primarily attributable to the sale of our Extract Technology® business during the second quarter of 2021, which caused a decrease in gross profit in the current year period of approximately $1.5 million compared to the prior year period. We also completed the closure of 17 service locations during the first nine months of 2021 that attributed to the decrease by approximately $5.8 million. These decreases were offset by higher gross profit in our other parts, service, and upfitting offerings.
General and Administrative Expenses
General and administrative expenses for the first nine months of 2021 decreased $1.8 million, or 2.7%, from the prior year period. The decrease from the prior year period was driven by a decrease of approximately $1.9 million in professional related expenses, which was primarily attributable to fees and expenses incurred in closing on the New Term Loan Credit Agreement during the third quarter of 2020. In addition, there was a decrease in employee-related costs, including salaries and severance expenses, of approximately $1.5 million, which was partially attributable to our continued realization of cost containment measures implemented during 2020. These decreases were partially offset by higher outside service and labor costs of approximately $0.9 million, as well as an increase in employee education and training costs of $0.6 million. As a percentage of sales, general and administrative expenses were 5.0% for the 2021 period as compared to 6.4% for the same period of 2020. The decrease in general and administrative expenses as a percentage of net sales was due in part to our continued realization of cost containment measures implemented during 2020.

Selling Expenses
Selling expenses were $18.3 million in the first nine months of 2021, a decrease of $1.1 million, or 5.5%, compared to the prior year period. This decrease was primarily due to lower advertising and promotional expenses of approximately $1.7 million. In addition, there was a decrease in employee-related costs, including benefits and incentive programs, of approximately $0.3 million. These decreases were partially offset by higher outside services costs of $0.8 million. As a percentage of net sales, selling expenses were 1.4% for the 2021 period as compared to 1.8% for the same period of 2020. The decrease in selling expenses as a percentage of net sales was partially attributable to our continued realization of cost containment measures implemented during 2020.
Amortization of Intangibles
Amortization of intangibles was $17.2 million for the first nine months of 2021 compared to $16.5 million in the prior year period. Amortization of intangibles for both periods was the result of expenses recognized for intangible assets recorded from the acquisitions of Walker in May 2012 (of which Extract Technology® was a part of prior to its sale in Q2 2021), certain assets of Beall in February 2013 (which was sold during the fourth quarter of 2020 as further described in our Annual Report on Form 10-K for the year ended December 31, 2020), and Supreme in September 2017. The increase from the prior year period is attributable to certain of the intangible assets recorded from the acquisition of Supreme, which utilize the undiscounted cash flow method for amortization rather than the straight line method. This increase was partially offset by the Beall® and Extract Technology® divestitures as the intangible assets for these businesses was written-off as part of the sale.
Impairment and Other, Net
Impairment and other, net was a gain of $0.6 million during the first nine months of 2021 compared to a loss of $105.5 million during the first nine months of 2020. During the second quarter of 2021, we sold our Extract Technology® business and recognized a gain on sale of approximately $1.9 million. This gain was partially offset by the impairment of unused and obsolete property, plant, and equipment assets during the first quarter of 2021 totaling approximately $0.8 million. Additional activity during the first nine months of 2021 relates to sales of property, plant, and equipment assets. Activity during the first nine months of 2020 was primarily the result of impairment charges related to goodwill within the historical FMP and DPG segments totaling $106.8 million during the first quarter of 2020. These impairment charges were partially offset by the net gain on sale of property, plant, and equipment assets during the second quarter of 2020.
Other Income (Expense)
Interest expense for the first nine months of 2021 totaled $18.0 million compared to $17.9 million in the prior year period. Interest expense relates to interest and non-cash accretion charges on our New Term Loan Credit Agreement, Old Term Loan Credit Agreement, Senior Notes, and Revolving Credit Agreement. Our prepayments over the last 12 months were offset by a higher interest rate on our New Term Loan Credit Agreement.
Other, net for the first nine months of 2021 represented income of $0.2 million as compared to income of $0.3 million for the prior year period. Income for the current year period is attributable to interest income and other individually insignificant items, partially offset by debt extinguishment charges totaling $0.5 million in connection with the $30.0 million principal payments under our New Term Loan Credit Agreement during the second quarter of 2021. Income for the prior year period is primarily related to interest income, partially offset by extinguishment charges totaling $0.2 million related to the payoff of the Old Term Loan Credit Agreement and $10.0 million repayment on our Senior Notes.
Income Taxes
The Company recognized income tax expense of $7.5 million in the first nine months of 2021 compared to an income tax benefit of $10.3 million for the same period in the prior year. The effective tax rates for the first nine months of 2021 and 2020 were 22.0% and 9.1%, respectively. For the first nine months of 2021, the effective tax rate differs from the US Federal statutory rate of 21% primarily due to the impact of state and local taxes and discrete items incurred related to stock-based compensation. For the first nine months of 2020, the effective tax rate differs from the US Federal statutory rate of 21% primarily due to the impact of state and local taxes, impairment of non-deductible goodwill, provisions related to the CARES Act, and discrete items incurred related to stock-based compensation.

Liquidity and Capital Resources
Capital Structure
Our capital structure is comprised of a mix of debt and equity. As of September 30, 2021, our debt to equity ratio, including our finance lease obligations, was approximately 1.1:1.0. Our long-term objective is to generate operating cash flows sufficient to support the growth within our businesses and increase shareholder value. This objective will be achieved through a balanced capital allocation strategy of sustaining strong liquidity, maintaining healthy leverage ratios, investing in the business, both organically and strategically, and returning capital to our shareholders. As of May 11, 2021, the Board of Directors has designated a Finance Committee for the primary purpose of assisting the Board in its oversight of the Company’s capital structure, financing, investment, and other financial matters of importance to the Company.
During the first nine months of 2021, in keeping with this balanced approach, we paid dividends of approximately $12.5 million and repurchased shares under our share repurchase program totaling $53.7 million. Also, in September 2021, we exercised an option under the Revolving Credit Agreement to increase the total revolving credit commitments by $50 million from $175 million to $225 million. In addition, as further described in Note 7, in October 2021 we used the net proceeds of the New Senior Notes due 2028 and a portion of the increased capacity under the Revolving Credit Agreement to fund the redemption in full of the Old Senior Notes due 2025, to repay in full the $108.8 million of outstanding borrowings under the New Term Loan Credit Agreement, and to pay all related fees and expenses. Collectively, these actions demonstrate our confidence in the financial outlook of the Company and our ability to generate cash flow, both near and long term, and reinforce our overall commitment to deliver shareholder value while maintaining the flexibility to continue to execute our strategic plan for profitable growth and diversification.
Our liquidity position, defined as cash on hand and available borrowing capacity on the Revolving Credit Agreement, amounted to $268.7 million as of September 30, 2021, a decrease of 30% compared to $383.4 million as of September 30, 2020 and a decrease of 30% from $384.0 million as of December 31, 2020. These decreases as of September 30, 2021 are primarily attributable to capital allocation priorities and working capital needs as we scale operations to meet increased demand for our products, partially offset by the increased borrowing capacity on the Revolving Credit Agreement. While we believe a certain degree of uncertainty remains in the industry due in part to the COVID-19 pandemic, we believe we are well-positioned to capitalize on the expected increase in industry demand and production throughout 2021 and beyond. For the remainder of 2021 and moving into 2022, we expect to continue our commitment to fund our working capital requirements and capital expenditures, including maintaining our assets to capitalize on any economic and/or industry upswings, while also responsibly returning capital to our shareholders. We will continue to adjust to changes in the current environment, preserve the strength of our balance sheet, prioritize the safety of our employees, and ensure the liquidity and financial well-being of the Company.
Debt Agreements and Related Amendments
Old Senior Notes
On September 26, 2017, we issued Senior Notes due 2025 (the “Old Senior Notes”) with an aggregate principal amount of $325 million. The Old Senior Notes bear interest at the rate of 5.50% per annum from the date of issuance, and will pay interest semi-annually in cash on April 1 and October 1 of each year. We used the net proceeds of $318.9 million from the sale of the Old Senior Notes to finance a portion of the acquisition of Supreme and to pay related fees and expenses. The Old Senior Notes are guaranteed on a senior unsecured basis by all of our direct and indirect existing and future domestic restricted subsidiaries, subject to certain restrictions. The Old Senior Notes and related guarantees are our and our guarantors’ general unsecured senior obligations and are subordinate to all of our and our guarantors’ existing and future secured debt to the extent of the assets securing that secured obligation. In addition, the Old Senior Notes are structurally subordinate to any of existing and future debt of any of our subsidiaries that are not guarantors, to the extent of the assets of those subsidiaries. The Old Senior Notes will mature on October 1, 2025.
The indenture for the Old Senior Notes restricts our ability and the ability of certain of our subsidiaries, subject to certain exceptions and qualifications, to: (i) incur additional indebtedness; (ii) pay dividends or make other distributions in respect of, or repurchase or redeem, our capital stock or with respect to any other interest or participation in, or measured by, our profits; (iii) make loans and certain investments; (iv) sell assets; (v) create or incur liens; (vi) enter into transactions with affiliates; and (vii) consolidate, merge or sell all or substantially all of our assets.
The indenture for the Old Senior Notes contains customary events of default, including payment defaults, breaches of covenants, failure to pay certain judgments and certain events of bankruptcy, insolvency and reorganization. As of September 30, 2021, we were in compliance with all covenants, and while the duration and severity of the ongoing COVID-19 pandemic are unknown at this time, we do not anticipate that the pandemic will impact our ability to remain in compliance with these covenants.

Contractual coupon interest expense and accretion of discount and fees for the Old Senior Notes for the three- and nine-month periods ended September 30, 2021 was $4.5 million and $13.5 million, respectively, compared to $4.6 million and $13.9 million for the three- and nine-month periods ended September 30, 2020, respectively. Contractual coupon interest expense and accretion of discount and fees are included in Interest expense on our Condensed Consolidated Statements of Operations.
During the third quarter of 2020, we repaid $10.0 million of the Old Senior Notes utilizing net proceeds from the closure of the new term loan credit agreement, which is described in more detail below.
Revolving Credit Agreement
On December 21, 2018, we entered into the Second Amended and Restated Credit Agreement (the “Second Amended and Restated Credit Agreement”), among us, certain of our subsidiaries as borrowers (together with us, the “Borrowers”), the lenders from time to time party thereto, and Wells Fargo Capital Finance, LLC as the administrative agent (the “Revolver Agent”), which amended and restated our existing amended and restated revolving credit agreement, dated as of May 8, 2012.
On September 28, 2020, we entered into the First Amendment to Second Amended and Restated Credit Agreement (the “First Amendment”) among us, certain of our subsidiaries party thereto, the lenders party thereto, and the Revolver Agent. The First Amendment primarily made conforming changes to the provisions in the Revolving Credit Agreement to reflect modifications made under the new term loan credit agreement, which is described in more detail below.
On September 28, 2021, we entered into an Increase Agreement Regarding Incremental Revolver Commitments and Second Amendment to Second Amended and Restated Credit Agreement (the “Second Amendment”, and together with the First Amendment and Second Amended and Restated Credit Agreement, the “Revolving Credit Agreement” or “Revolving Facility”), which exercised an option under the Revolving Credit Agreement to increase the total revolving credit commitments by $50 million from $175 million to $225 million. The Revolving Credit Agreement continues to include an increase option, which would allow us, subject to certain terms and conditions set forth in the Revolving Credit Agreement (including the approval of the lenders providing the applicable increase), to increase the total revolving credit commitments under the Revolving Credit Agreement by a further $50 million to a maximum of $275 million.
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
The Revolving Credit Agreement contains customary covenants limiting our ability and certain of our affiliates to, among other things, pay cash dividends, incur debt or liens, redeem or repurchase stock, enter into transactions with affiliates, merge, dissolve, repay subordinated indebtedness, make investments and dispose of assets. In addition, we will be required to maintain a minimum fixed charge coverage ratio of not less than 1.0 to 1.0 as of the end of any period of 12 fiscal months when excess availability under the Revolving Credit Agreement is less than 10% of the total revolving commitment. We were in compliance with all covenants as of September 30, 2021, and while the duration and severity of the ongoing COVID-19 pandemic remain unknown at this time, we do not anticipate that the pandemic will impact our ability to remain in compliance with these covenants.
During the three-month period ended September 30, 2021 and as of September 30, 2021, there were no amounts outstanding under the Revolving Facility. We paid no interest under the Revolving Credit Agreement during the three- and nine-month periods ended September 30, 2021.

During the three-month period ended March 31, 2020, we drew $45.0 million under the Revolving Credit Agreement as a precautionary measure in response to the uncertainty caused by the COVID-19 pandemic. During the second quarter of 2020, we repaid the $45.0 million in outstanding borrowings and as of September 30, 2020 there were no amounts outstanding under the Revolving Credit Facility. For the three-month period ended September 30, 2020, we paid no interest under the Revolving Credit Agreement. For the nine-month period ended September 30, 2020, we paid approximately $0.2 million of interest.
Our liquidity position, defined as cash on hand and available borrowing capacity on the Revolving Credit Agreement, amounted to $268.7 million as of September 30, 2021, a decrease of 30% compared to $383.4 million as of September 30, 2020 and a decrease of 30% from $384.0 million as of December 31, 2020.
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
The New Term Loan Credit Agreement contains customary covenants limiting our ability and our subsidiaries to, among other things, pay cash dividends, incur debt or liens, redeem or repurchase stock, enter into transactions with affiliates, merge, dissolve, pay off subordinated indebtedness, make investments and dispose of assets. As of September 30, 2021, we were in compliance with all covenants, and while the duration and severity of the ongoing COVID-19 pandemic remain unknown at this time, we do not anticipate that the pandemic will impact our ability to remain in compliance with these covenants.
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
As of September 30, 2021, we had $108.8 million outstanding under the New Term Loan Credit Agreement, of which none was classified as current on our Condensed Consolidated Balance Sheets. For the three- and nine-month periods ended September 30, 2021, we paid interest of $1.1 million and $3.8 million, respectively, under the New Term Loan Credit Agreement. In addition, during the second quarter of 2021, we made principal payments totaling $30.0 million and recognized loss on debt extinguishment charges of approximately $0.5 million. The extinguishment charges are included in Other, net in the Condensed Consolidated Statements of Operations.
For the three- and nine-month periods ended September 30, 2020, under the Old Term Loan Credit Agreement we paid interest of $0.9 million and $3.3 million. During the three-month period ended September 30, 2020, we repaid the outstanding principal under the Old Term Loan Credit Agreement of $135.2 million using the net proceeds from the New Term Loan Credit Agreement.

For each three-month period ended September 30, 2021 and 2020, we incurred charges of less than $0.1 million for amortization of fees and original issuance discount. For the nine-month periods ended September 30, 2021 and 2020, we incurred charges of $0.2 million and $0.1 million, respectively, for amortization of fees and original issuance discount. Amortization of fees and original issuance discount are included in Interest expense in the Condensed Consolidated Statements of Operations.
New Senior Notes
Subsequent to September 30, 2021, on October 6, 2021, we closed on an offering of $400 million in aggregate principal amount of its 4.50% unsecured Senior Notes due 2028 (the “New Senior Notes”). The New Senior Notes were issued pursuant to an indenture dated as of October 6, 2021, by and among us, certain subsidiary guarantors named therein (the “Guarantors”) and Wells Fargo Bank, National Association, as trustee (the “Indenture”). The New Senior Notes bear interest at the rate of 4.50% and pay interest semi-annually in cash in arrears on each April 15 and October 15 of each year, beginning on April 15, 2022. The New Senior Notes will mature on October 15, 2028. At any time prior to October 15, 2024, we may redeem some or all of the New Senior Notes for cash at a redemption price equal to 100% of the aggregate principal amount of the New Senior Notes being redeemed plus an applicable make-whole premium set forth in the Indenture and accrued and unpaid interest to, but not including, the redemption date.
Prior to October 15, 2024, we may redeem up to 40% of the New Senior Notes at a redemption price of 104.500% of the principal amount, plus accrued and unpaid interest to, but not including, the redemption date, with the proceeds of certain equity offerings so long as if, after any such redemption occurs, at least 60% of the aggregate principal amount of the New Senior Notes remain outstanding. On and after October 15, 2024, we may redeem some or all of the New Senior Notes at redemption prices (expressed as percentages of principal amount) equal to 102.250% for the twelve-month period beginning on October 15, 2024, 101.125% for the twelve-month period beginning October 15, 2025 and 100.000% beginning on October 15, 2026, plus accrued and unpaid interest to, but not including, the redemption date. Upon the occurrence of a Change of Control (as defined in the Indenture), unless we have exercised our optional redemption right in respect of the New Senior Notes, the holders of the New Senior Notes will have the right to require us to repurchase all or a portion of the New Senior Notes at a price equal to 101% of the aggregate principal amount of the New Senior Notes, plus any accrued and unpaid interest to, but not including, the date of repurchase.
The New Senior Notes are guaranteed on a senior unsecured basis by all direct and indirect existing and future domestic restricted subsidiaries, subject to certain restrictions. The New Senior Notes and related guarantees are ours and the Guarantors’ general unsecured senior obligations and will be subordinated to all of our and the Guarantors’ existing and future secured debt to the extent of the assets securing that secured obligation. In addition, the New Senior Notes are structurally subordinated to any existing and future debt of any of our subsidiaries that are not Guarantors, to the extent of the assets of those subsidiaries.
Subject to a number of exceptions and qualifications, the Indenture restricts our ability and the ability of certain of our subsidiaries to: (i) incur additional indebtedness; (ii) pay dividends or make other distributions in respect of, or repurchase or redeem, our capital stock or with respect to any other interest or participation in, or measured by, our profits; (iii) make loans and certain investments; (iv) sell assets; (v) create or incur liens; (vi) enter into transactions with affiliates; and (vii) consolidate, merge or sell all or substantially all of our assets.
During any time when the New Senior Notes are rated investment grade by at least two of Moody’s, Fitch and Standard & Poor’s Ratings Services and no Default (as defined in the Indenture) has occurred and is continuing, many of such covenants will be suspended and we and our subsidiaries will cease to be subject to such covenants during such period.
The Indenture contains customary events of default, including payment defaults, breaches of covenants, failure to pay certain judgments and certain events of bankruptcy, insolvency and reorganization. If an event of default occurs and is continuing, the principal amount of the New Senior Notes, plus accrued and unpaid interest, if any, may be declared immediately due and payable. These amounts automatically become due and payable if an event of default relating to certain events of bankruptcy, insolvency or reorganization occurs.
The sale of the New Senior Notes resulted in net proceeds to us of approximately $395 million, after deducting the initial purchasers’ discounts and commissions and other offering expenses. We used the net proceeds of the New Senior Notes and $50 million of the increased capacity under the Revolving Credit Agreement to fund the redemption in full of the Old Senior Notes due 2025, to repay in full the $108.8 million of outstanding borrowings under the New Term Loan Credit Agreement, and to pay all related fees and expenses. Debt extinguishment charges totaling approximately $9 million will be recorded during the fourth quarter of 2021 in connection with the redemption in full of the Old Senior Notes due 2025 and the repayment in full of the outstanding borrowing under the New Term Loan Credit Agreement.

Cash Flows
Cash used in operating activities for the first nine months of 2021 totaled $74.2 million, compared to providing $107.1 million during the same period in 2020. Cash used in operations during the current year period was the result of net income adjusted for various non-cash activities including depreciation, amortization, net gain on the sale of assets and business divestiture, deferred taxes, stock-based compensation, impairment, accretion of debt fees and discount, loss on debt extinguishment, and a $148.5 million increase in working capital. Changes in key working capital accounts for 2021 and 2020 are summarized below (in thousands):

	Nine Months Ended September 30,
	2021	2020	Change
Source (Use) of cash:
Accounts receivable	$(118,176)	$68,095	$(186,271)
Inventories	(96,818)	(14,596)	(82,222)
Accounts payable and accrued liabilities	65,424	20,128	45,296
Net use of cash	$(149,570)	$73,627	$(223,197)
Accounts receivable increased $118.2 million in the first nine months of 2021 as compared to a $68.1 million decrease in the prior year period. Days sales outstanding, a measure of working capital efficiency that measures the amount of time a receivable is outstanding, was 40 days and 27 days for the three months ended September 30, 2021 and 2020, respectively. The increase in accounts receivable during the first nine months of 2021 was primarily due to the increase in shipments from the prior year period as well as the timing of shipments and receipt of customer payments. Inventory increased by $96.8 million during the first nine months of 2021 as compared to an increase of $14.6 million in the 2020 period. Our inventory turns, a commonly used measure of working capital efficiency that measures how quickly inventory turns per year, was approximately 7 times in the 2021 period and 7 times in the 2020 period. The increase in inventory for the 2021 period was primarily attributable to higher raw materials inventory to adjust to anticipated production for the remainder of 2021 and into 2022, partially offset by lower finished goods inventory. Accounts payable and accrued liabilities increased by $65.4 million in 2021 compared to an increase of $20.1 million for the same period in 2020. Days payable outstanding, a measure of working capital efficiency that measures the amount of time a payable is outstanding, was 38 days for the three months ended September 30, 2021 compared to 42 days for the three months September 30, 2020.
Investing activities provided $1.8 million during the first nine months of 2021, as compared to using $11.0 million during the same period in 2020. Investing activities for the first nine months of 2021 include capital expenditures of $20.2 million, which was an increase compared to $13.7 million during the same period in 2020. For the first nine months of 2021, investing activities also include proceeds from the sale of assets and business divestiture of approximately $22.0 million. Proceeds from the sale of assets during the first nine months of 2020 were approximately $2.7 million.
Financing activities used $95.8 million during the first nine months of 2021 as compared to using $20.8 million during the same period in 2020. Net cash used in financing activities during the current year period primarily relates to common stock repurchases and withholdings of $55.0 million, principal payments under our New Term Loan Credit Agreement of $30.0 million, and cash dividend payments to our shareholders of $12.5 million, partially offset by proceeds from the exercise of stock options of $1.9 million. Cash used in financing activities in the first nine months of 2020 primarily relates to the pay off of the Old Term Loan Credit Agreement of $135.2 million and repayments of our Senior Notes of $10.0 million, both of which utilized net proceeds from the closure of our New Term Loan Credit Agreement of approximately $148.5 million. In addition, we repurchased common stock and had share withholdings of $10.1 million and paid cash dividends to our shareholders of $13.0 million.
As of September 30, 2021, our liquidity position, defined as cash on hand and available borrowing capacity under our Revolving Facility, amounted to $268.7 million, representing a decrease of $114.7 million compared to September 30, 2020 and a decrease of $115.3 million compared to December 31, 2020. Total debt and finance lease obligations amounted to $424.0 million as of September 30, 2021. Refer to Note 7 for additional details related to financing transactions. While we believe a certain degree of uncertainty remains in the industry due in part to the COVID-19 pandemic, we continue to believe we are well-positioned to capitalize on the expected increase in industry demand and production throughout the remainder of 2021 and beyond.
Capital Expenditures
Capital spending amounted to approximately $20.2 million for the first nine months of 2021, and we believe our capital expenditures for 2021 will be in the range of $45 to $50 million. In addition to the previously announced actions to retool our existing capacity to support expanded dry van production, capital spending for 2021 has been and is expected to be utilized to support maintenance and productivity improvement initiatives within our facilities.

Goodwill
As further described in Note 4 and Note 18, beginning in September 2021 we realigned our operating and reportable segments. Based on these changes, we established two operating and reportable segments: TS and P&S. These operating segments have also been determined to be the applicable reporting units for purposes of goodwill assignment and evaluation. In accordance with the relevant accounting guidance, we performed a quantitative impairment assessment of goodwill immediately prior to and subsequently following the change in segments and reporting units. The quantitative analyses did not result in any impairment charges as the fair value of each reporting unit exceeded the carrying value. In addition, as part of the change in segment structure, we reassigned goodwill from the historical CTP, DPG, and FMP reporting units to the TS and P&S reporting units using a relative fair value allocation approach as required by the relevant accounting guidance.
As further described in Note 17, during the second quarter of 2021 we sold our Extract Technology® (“Extract”) business that manufactured stainless steel isolators and downflow booths, as well as custom-fabricated equipment, including workstations and drum booths for the pharmaceutical, fine chemical, biotech, and nuclear end markets. Prior to the divestiture Extract was an operating unit within the historical DPG reporting unit. In accordance with the relevant accounting guidance, as part of the sale we allocated $11.1 million of goodwill based upon the relative fair value of the Extract operating unit compared to the historical DPG reporting unit as a whole. This goodwill was included in the carrying value of the disposed assets and the resulting net gain recognized in connection with the sale. Prior to and subsequent to the divestiture, we performed an impairment assessment for the historical DPG reporting unit and concluded the fair value of the reporting unit continued to exceed the carrying value.
We assess goodwill for impairment at the reporting unit level on an annual basis as of October 1 and whenever events or changes in circumstances indicate a possible impairment. Subsequent to December 31, 2019, our share price and market capitalization declined. In addition, as a result of the COVID-19 pandemic and related impact on our results of operations, the Company did not perform in-line with expectations. As a result, indicators of impairment were identified and we performed an interim quantitative assessment as of March 31, 2020, utilizing a combination of the income and market approaches, which were weighted evenly. Key assumptions used in the analysis were discount rates of 17.0% and 13.5% for the historical FMP reporting unit and historical Tank Trailers (which was within the historical DPG segment) reporting unit, respectively, EBITDA margins, and a terminal growth rate of 3.0%. The results of the quantitative analysis indicated the carrying value of the historical FMP and historical Tank Trailers reporting units exceeded their fair values and, accordingly, goodwill impairment charges of $95.8 million and $11.0 million, respectively, were recorded during the first quarter of 2020. The goodwill impairment charges, which were based on Level 3 fair value measurements, are included in Impairment and other, net in the Condensed Consolidated Statements of Operations.
In addition, the results of the quantitative analysis performed as of March 31, 2020 indicated the fair value of the historical Process Systems reporting unit, which was within the historical DPG segment, exceeded the carrying value by approximately 3%. Key assumptions used in the analysis were a discount rate of 14.5%, EBITDA margin, and a terminal growth rate of 3.0%. The historical Process Systems reporting unit designs and manufactures a broad range of products, such as isolators, stationary silos, and downflow booths used in a number of unique markets, including the chemical, dairy, food and beverage, pharmaceutical and nuclear markets. We believe this reporting unit’s broad range of innovative products in unique industries will result in sufficient future earnings. Based on the results of the interim quantitative test, we performed sensitivity analyses around the key assumptions used in the analysis, the results of which were: (a) a 100 basis point decrease in the EBITDA margin used to determine expected future cash flows would have resulted in an impairment of approximately $4.6 million, (b) a 100 basis point increase in the discount rate would have resulted in an impairment of approximately $4.5 million, and (c) a 100 basis point decrease in the terminal growth rate would have resulted in an impairment of approximately $1.2 million.
Future events and changing market conditions may require a re-evaluation of the assumptions used in the determination of fair value for each of our reporting units, including key assumptions used in the expected EBITDA margins and cash flows, as well as other key assumptions with respect to matters out of our control, such as discount rates and market multiple comparables.
We considered whether there were any indicators of impairment during the three and nine months ended September 30, 2021 and concluded there were none.

Contractual Obligations and Commercial Commitments
A summary of payments of our contractual obligations and commercial commitments, both on and off balance sheet, as of September 30, 2021 are as follows (in thousands):

	2021	2022	2023	2024	2025	Thereafter	Total
Debt:
New Term Loan Credit Agreement (due 2027)	$—	$—	$—	$—	$—	$108,835	$108,835
Revolving Facility (due 2023)	—	—	—	—	—	—	—
Old Senior Notes (due 2025)	—	—	—	—	315,000	—	315,000
Interest payments on Revolving Facility, New Term Loan Credit Agreement, and Old Senior Notes [1]	5,420	21,678	21,678	21,678	17,347	7,618	95,419
Finance Leases (including principal and interest)	90	30	—	—	—	—	120
Total debt	5,510	21,708	21,678	21,678	332,347	116,453	519,374
Other:
Operating Leases	1,179	3,883	3,062	1,945	1,346	2,040	13,455
Total other	1,179	3,883	3,062	1,945	1,346	2,040	13,455
Other commercial commitments:
Letters of Credit	5,702	—	—	—	—	—	5,702
Raw Material Purchase Commitments	53,505	58,735	—	—	—	—	112,240
Chassis Converter Pool Agreements	11,648	—	—	—	—	—	11,648
Total other commercial commitments	70,855	58,735	—	—	—	—	129,590
Total obligations	$77,544	$84,326	$24,740	$23,623	$333,693	$118,493	$662,419
1 Future interest payments on variable rate long-term debt are estimated based on the rate in effect as of September 30, 2021. The future interest payments in this row do not reflect October 2021 debt activity further described in Note 7.
Borrowings under the New Term Loan Credit Agreement bear interest at a rate, at our election, equal to (i) LIBOR (subject to a floor of 0.75% per annum) plus a margin of 3.25% per annum or (ii) a base rate plus a margin of 2.25% per annum.
Borrowings under the Revolving Facility bear interest at a variable rate based on the LIBOR or a base rate determined by the lender’s prime rate plus an applicable margin, as defined in the agreement. Outstanding borrowings under the Revolving Facility bear interest at a rate, at our election, equal to (i) LIBOR plus a margin ranging from 1.25% to 1.75% or (ii) a base rate plus a margin ranging from 0.25% to 0.75%, in each case depending upon the monthly average excess availability under the Revolving Facility. We are required to pay a monthly unused line fee equal to 0.20% times the average daily unused availability along with other customary fees and expenses of our agent and lenders. As of September 30, 2021, we had no amounts outstanding under our Revolving Facility.
The Old Senior Notes bear interest at the rate of 5.5% per annum from the date of issuance, payable semi-annually on April 1 and October 1.
Finance leases represent future minimum lease payments including interest. Operating leases represent the total future minimum lease payments. Obligations related to operating leases that we have executed but have not yet commenced were insignificant as of September 30, 2021.
We have standby letters of credit totaling $5.7 million issued in connection with workers compensation claims and surety bonds.
We have $112.2 million in purchase commitments with our suppliers and through financial derivatives through December 2022 for various raw material commodities, including aluminum, steel, nickel and polyethylene as well as other raw material components which are within normal production requirements.

We, through our subsidiary Supreme, obtain most vehicle chassis for our specialized vehicle products directly from the chassis manufacturers under converter pool agreements. Chassis are obtained from the manufacturers based on orders from customers, and to a lesser extent, for unallocated orders. Although each manufacturer’s agreement has different terms and conditions, the agreements generally state that the manufacturer will provide a supply of chassis to be maintained from time to time at our various facilities with the condition that we will store such chassis and will not move, sell, or otherwise dispose of such chassis except under the terms of the agreement. The manufacturer transfers the chassis to us on a “restricted basis,” retaining the sole authority to authorize commencement of work on the chassis and to make certain other decisions with respect to the chassis including the terms and pricing of sales of the chassis to the manufacturer’s dealers. The manufacturer also does not transfer the certificate of origin to us nor permit us to sell or transfer the chassis to anyone other than the manufacturer (for ultimate resale to a dealer). Although we are party to related finance agreements with manufacturers, we have not historically settled, nor expect to in the future settle, any related obligations in cash. Instead, the obligation is settled by the manufacturer upon reassignment of the chassis to an accepted dealer, and the dealer is invoiced for the chassis by the manufacturer. Accordingly, as of September 30, 2021 our outstanding chassis converter pool with the manufacturer totaled $9.4 million and we have included this financing agreement on our Condensed Consolidated Balance Sheets within Prepaid expenses and other and Other accrued liabilities. All other chassis programs through our Supreme subsidiary are handled as consigned inventory belonging to the manufacturer and totaled approximately $2.2 million. Under these agreements, if the chassis is not delivered to a customer within a specified time frame, we are required to pay a finance or storage charge on the chassis. Additionally, we receive finance support funds from the manufacturer when the chassis are assigned into our chassis pool. Typically, chassis are converted and delivered to customers within 90 days of our receipt of the chassis.
Backlog
Orders that have been confirmed by customers in writing, have defined delivery time frames, and can be produced during the next 18 months are included in our backlog. Orders that comprise our backlog may be subject to changes in quantities, delivery, specifications, terms or cancellation. Our backlog of orders was approximately $1,929 million at September 30, 2021, which is a 30% increase from approximately $1,482 million at December 31, 2020 and an 87% increase from $1,034 million at September 30, 2020. The trailer industry has a strong seasonal pattern of ordering activity and the industry generally observes a building of backlogs during the second half of the calendar year. We believe our backlog of orders is strong and shows the strength of our customers’ businesses from first to final mile. We expect to complete the majority of our backlog orders as of September 30, 2021 within 12 months of this date.
Outlook
The trailer industry generally follows the transportation industry’s cycles. According to ACT Research Company (“ACT”), total United States trailer production in 2020 was approximately 206,000 trailers, a 38% decrease from 2019 production levels. As we enter the fourth quarter of 2021 with a certain degree of continued uncertainty from the COVID-19 pandemic and its impacts, particularly around supply chain issues and labor shortages, the outlook for the overall trailer market for 2021 continues to indicate some recovery from suppressed 2020 levels. The most recent estimates from industry forecasters ACT and FTR Associates (“FTR”) indicate total United States trailer production levels for 2021 of approximately 262,000 and 267,000, respectively. While these estimates are more historically consistent production levels in the trailer industry, they are decreases from the prior quarter estimates of 291,000 and 295,000, respectively. The decreases are primarily attributable to supply chain issues and staffing shortfalls in the industry. However, as noted above, we believe our backlog of orders is strong and provides a solid foundation as we progress towards 2022.
ACT estimates production levels for 2022, 2023, 2024, 2025, and 2026 to be 298,000, 332,000, 309,000, 295,000, and 286,000, respectively. In addition, as of October 2021, FTR estimates 2022 and 2023 new trailer production to be approximately 341,000 and 330,000, respectively. These estimates from ACT and FTR for the next several years are generally expected to be above replacement demand. While we believe these estimates to generally be reasonable, the unknown duration and severity of the COVID-19 pandemic and related impacts creates some uncertainty in the industry and actual production and/or demand could vary significantly from these estimates.
Other potential risks we face for the remainder of 2021 will primarily relate to our ability to effectively manage our manufacturing operations, including labor, our supply chain, and our overall business with the expected increase in production. In addition, the cost and supply of raw materials, commodities, and components is a potential risk. Significant increases in the cost of certain commodities, raw materials or components have had and may continue to have an adverse effect on our results of operations. As has been our practice, we will endeavor to pass raw material and component price increases to our customers in addition to continuing our cost management and hedging activities in an effort to minimize the risk changes in material costs could have on our operating results. In addition, we rely on a limited number of suppliers for certain key components and raw materials in the manufacturing of our products, including tires, axles, suspensions, aluminum extrusions, specialty steel coil, and chassis. At the current and expected demand levels, there are and may continue to be shortages of supplies of raw materials or components or labor which have had and may continue to have an adverse impact on our ability to meet demand for our products.

Despite these risks, we believe we are well positioned to capitalize on the expected strong overall demand levels while maintaining or growing margins through improvements in product pricing as well as productivity and other operational excellence initiatives.
For the remainder of 2021 and into 2022, we will continue to adjust to changes in the current environment, preserve the strength of our balance sheet, prioritize the safety of our employees, and ensure the liquidity and financial well-being of the Company. We believe we remain well-positioned for long-term success in the trailer industry because: (1) our core customers are among the major participants in the trucking industry; (2) our technology and innovation provides value-added solutions for our customers by reducing trailer operating costs, improving revenue opportunities, and solving unique transportation problems; (3) our Wabash Management System (“WMS”) principles and processes and focus on enterprise lean drives focus on the interconnected processes that are critical for success across our business; (4) our significant brand recognition and presence throughout North America and the utilization of our extensive dealer network to market and sell our products; and (5) our One Wabash approach to create a consistent, superior experience for all customers who seek our solutions in the transportation, logistics, and distribution markets. By continuing to be an innovation leader in the transportation, logistics, and distribution industries we expect to leverage our existing assets and capabilities into higher margin products and markets by delivering value-added customer solutions. Optimizing our product portfolio, operations, and processes to enhance manufacturing efficiency and agility is expected to well-position the Company to drive margin expansion, reinforce our customer relationships, and deliver greater value to our customers and stakeholders.
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
Commodity Prices
We are exposed to fluctuation in commodity prices through the purchase of various raw materials that are processed from commodities such as aluminum, steel, lumber, nickel, copper, and polyethylene. Given the volatility of certain commodity prices, this exposure can significantly impact product costs. We manage some of our commodity price changes by entering into fixed price contracts with our suppliers and through financial derivatives. As of September 30, 2021, we had $112.2 million in raw material purchase commitments through December 2022 for materials that will be used in the production process, as compared to $86.9 million as of December 31, 2020. We typically do not set prices for our products more than 45-90 days in advance of our commodity purchases and can, subject to competitive market conditions, take into account the cost of the commodity in setting our prices for each order. To the extent that we are unable to offset the increased commodity costs in our product prices, our results would be materially and adversely affected.
Interest Rates
During the three- and nine- month periods ended September 30, 2021, and as of September 30, 2021, there were no amounts outstanding under the Revolving Facility. As of September 30, 2021, we had outstanding borrowings under our New Term Loan Credit Agreement totaling approximately $108.8 million that bears interest at a floating rate, subject to a minimum interest rate. Based on any current borrowings under our Revolving Facility and the outstanding indebtedness under our New Term Loan Credit Agreement, a hypothetical 100 basis-point change in the floating interest rate would result in a corresponding change in interest expense over a one-year period of approximately $1.1 million. This sensitivity analysis does not account for the change in the competitive environment indirectly related to the change in interest rates and the potential managerial action taken in response to these changes.
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

Item 4. Controls and Procedures
Disclosure Controls and Procedures
Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective as of September 30, 2021.
Changes in Internal Controls over Financial Reporting
There were no changes in the Company’s internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the third quarter of fiscal year 2021 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.
Part II - OTHER INFORMATION
Item 1. Legal Proceedings
See Item 3 of Part I of our Annual Report on Form 10-K for the year ended December 31, 2020. See also Note 12, “Commitments and Contingencies”, to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report.
Item 1A. Risk Factors
You should carefully consider the risks described below and in our Annual Report on Form 10-K for the year ended December 31, 2020 including those under the heading “Risk Factors” appearing in Item 1A of Part I of the Form 10-K and other information contained in this Quarterly Report before investing in our securities. Realization of any of these risks could have a material adverse effect on our business, financial condition, cash flows and results of operations.
The proposed regulation concerning mandatory COVID-19 vaccination or weekly testing of U.S.-based employees could have a material adverse impact on our business, financial condition and results of operations.
On September 9, 2021, President Biden announced that he has directed the Department of Labor’s Occupational Safety and Health Administration (“OSHA”) to develop an Emergency Temporary Standard (“ETS”) mandating either the full vaccination for COVID-19 or weekly COVID-19 testing of employees for employers with 100 or more employees. OSHA has not issued the ETS and the final ETS requirements are not yet known.
It is currently not possible to predict with certainty the impact the OSHA ETS will have on our workforce. Additional vaccine and testing mandates may be announced in jurisdictions in which our businesses operate. Our implementation of these requirements may result in increased costs in connection with compliance, attrition, including attrition of skilled labor, and difficulty securing future labor needs, which could have a material adverse effect on our business, financial condition, and results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Our Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Amount That May Yet Be Purchased Under the Plans or Programs ($ in millions)
July 1 - 31, 2021	477,933	$14.31	477,658	$4.6
August 1 - 31, 2021	237,351	$15.07	237,351	$151.0
September 1 - 30, 2021	220,799	$14.94	220,373	$147.7
Total	936,083	$14.65	935,382	$147.7
In August 2021, the Company announced that the Board of Directors approved the repurchase of an additional $150 million in shares of common stock over a three-year period. This authorization was an increase to the previous $100 million repurchase programs approved in November 2018, February 2017, and February 2016. The repurchase program is set to expire in August 2024. For the quarter ended September 30, 2021, we repurchased 935,382 shares pursuant to our repurchase program. Additionally, during this period there were 701 shares repurchased to cover minimum employee tax withholding obligations upon the vesting of restricted stock awards.

Item 6. Exhibits

(a)	Exhibits
4.1
Indenture, dated as of October 6, 2021, by and among Wabash National Corporation, the several guarantors named therein and Wells Fargo Bank, National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K of Wabash National Corporation filed October 6, 2021 (File No. 1-10883)).

	4.2	Form of 4.50% Senior Notes due 2028 (incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K of Wabash National Corporation filed October 6, 2021 (File No. 1-10883)).
10.1
Increase Agreement Regarding Incremental Revolver Commitments and Second Amendment to Second Amended and Restated Credit Agreement, dated as of September 28, 2021, among Wabash National Corporation, certain of its subsidiaries party thereto, the lenders party thereto, and Wells Fargo Capital Finance, LLC, as the administrative agent (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Wabash National Corporation filed September 28, 2021 (File No. 1-10883)).

	31.1	Certification of Principal Executive Officer
	31.2	Certification of Principal Financial Officer
	32.1	Written Statement of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)
	101	The following materials from Wabash National Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 are filed herewith, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at September 30, 2021 and December 31, 2020, (ii) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2021 and 2020, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2021 and 2020, (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and 2020, (v) the Condensed Consolidated Statements of Stockholders’ Equity for the three and nine months ended September 30, 2021 and 2020, and (vi) Notes to Condensed Consolidated Financial Statements. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
	104	Cover Page Interactive Data File (formatting as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WABASH NATIONAL CORPORATION

Date: November 9, 2021	By:	/s/ Michael N. Pettit
Michael N. Pettit
Senior Vice President and Chief Financial Officer (Principal Financial Officer)