Form 10-K
period 2021-12-31
WABASH NATIONAL Corp
filed 2022-02-24
CIK 879526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2021 was approximately $798,392,496 based upon the closing price of the Company’s common stock as quoted on the New York Stock Exchange composite tape on such date.
The number of shares outstanding of the registrant’s common stock as of February 16, 2022 was 48,755,516.
Part III of this Form 10-K incorporates by reference certain portions of the registrant’s Proxy Statement for its Annual Meeting of Stockholders to be filed within 120 days after December 31, 2021.

WABASH NATIONAL CORPORATION
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2021

FORWARD LOOKING STATEMENTS
This Annual Report on Form 10-K (the “Annual Report”) of Wabash National Corporation (together with its subsidiaries, “Wabash,” “Company,” “us,” “we,” or “our”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements may include the words “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect,” “plan” or “anticipate” and other similar words. Forward-looking statements convey the Company’s current expectations or forecasts of future events. Our “forward-looking statements” include, but are not limited to, statements regarding:
▪the highly cyclical nature of our business;
▪demand for our products and the sensitivity of demand to economic conditions;
▪economic weakness and its impact on the markets and customers we serve;
▪our backlog and indicators of the level of our future revenues;
▪the COVID-19 pandemic, or other outbreaks of disease or similar public health threats;
▪reliance on a limited number of suppliers of raw materials and components, price increases of raw materials and components, and our ability to obtain raw materials and components;
▪our ability to attract and retain key personnel or a sufficient workforce;
▪our ability to execute on our long-term strategic plan and growth initiatives or to meet our long-term financial goals;
▪our ability to successfully execute our strategic initiatives;
▪volatility in the supply of vehicle chassis and other vehicle components;
▪changes in our customer relationships or in the financial condition of our customers;
▪significant competition in the industries in which we operate including offerings by our competitors of new or better products and services or lower prices;
▪our competition in the highly competitive specialized vehicle industry;
▪market acceptance of our technology and products or market share gains of competing products;
▪disruptions of manufacturing operations;
▪reliance on information technology to support our operations and our ability to protect against service interruptions or security breaches;
▪current and future governmental laws and regulations and costs related to compliance with such laws and regulations;
▪increased risks of international operations;
▪changes in U.S. trade policy, including the imposition of tariffs and the resulting consequences;
▪the effects of product liability and other legal claims;
▪climate change and related public focus from regulators and various stakeholders;
▪impairment in the carrying value of goodwill and other long-lived intangible assets;
▪our ability to continue a regular quarterly dividend;
▪our ability to generate sufficient cash to service all of our indebtedness;
▪our indebtedness, financial condition and fulfillment of obligations thereunder;
▪changes to U.S. or foreign tax laws and the effects on our effective tax rate and future profitability;
▪provisions of our New Senior Notes which could discourage potential future acquisitions of us by a third party;
▪the risks related to restrictive covenants in our New Senior Notes indenture and Revolving Credit Agreement (each, as defined below), including limits on financial and operating flexibility;
▪price and trading volume volatility of our common stock; and
▪assumptions relating to the foregoing.

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

PART I
ITEM 1—BUSINESS
Overview
Wabash National Corporation, which we refer to herein as “Wabash,” the “Company,” “us,” “we,” or “our,” is Changing How the World Reaches YouTM. Wabash was founded in 1985 and incorporated as a corporation in Delaware in 1991, with its principal executive offices in Lafayette, Indiana, as a dry van trailer manufacturer. Today we are an innovation leader of engineered solutions for the transportation, logistics, and distribution industries.
To that end, we design and manufacture a diverse range of products, including dry freight and refrigerated trailers, platform trailers, tank trailers, dry and refrigerated truck bodies, structural composite panels and products, transportation, logistics, and distribution industry parts and services, and specialty food grade processing equipment. We have achieved this diversification through acquisitions, organic growth, and product innovation.
We believe our position as a leader in our key industries is the result of longstanding relationships with our core customers, our demonstrated ability to attract new customers, our broad and innovative product lines, our engineering leadership, and our extensive distribution and service network. More importantly, we believe our leadership position is indicative of the Values and Leadership Principles that guide our actions.
At Wabash, it’s our focus on people, purpose, and performance that drives us to do better. Our Purpose is to change how the world reaches you; our Vision is to be the innovation leader of engineered solutions for the transportation, logistics, and distribution industries; and our Mission is to enable our customers to succeed with breakthrough ideas and solutions that help them move everything from first to final mile.
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
▪Be Authentic: Employees who thrive at Wabash are honest, have incredible energy and demonstrate grit in everything they do.
▪Win Together: We collaborate, seek alignment and excel at cross-group communication to succeed as one team and One Wabash.
Segment Realignment
The One Wabash organizational transformation began during the first quarter of 2020 to better align resources and processes on serving the customer and to enable long-term growth. In connection with the substantial completion of our One Wabash strategic initiatives, including organizational and structural changes as well as portfolio rationalization, beginning in September 2021 we realigned our operating and reportable segments based on how the Chief Operating Decision Maker (“CODM”) manages the business, allocates resources, makes operating decisions, and evaluates operating performance. Based on this realignment, we have established two operating and reportable segments: Transportation Solutions (“TS”) and Parts & Services (“P&S”), and eliminated the historical Commercial Trailer Products (“CTP”), Diversified Products (“DPG”), and Final Mile Products (“FMP”) segments. Accordingly, historical segment operating information and disclosures have been revised to conform to the current period segment presentation. Refer to the “Operating Segments” section below and Note 19 in the Notes to Consolidated Financial Statements for additional discussion regarding segments. In addition, refer to Note 5 for the impact thereof to the evaluation of recorded goodwill balances.

Rebranding
In January 2022, Wabash National Corporation and its portfolio of brands rebranded as Wabash® and began a significant shift in the Company’s go-to-market brand strategy. This marks a milestone in the Company’s transformation, following two years of accomplishments in our reorganization, new customer acquisition, and strategic growth as One Wabash. The rebrand is a reflection of our efforts and how we go-to-market with a powerful brand strategy designed to carry all of our legacy brands into the future.
The decision to make a significant shift in our brand strategy was precipitated by changes happening in the markets we serve. Transportation, logistics, and distribution is going through a momentous transition as it adapts to a compilation of forces:
▪Changing dynamics across the value chain and logistics models of delivery
▪Increased dependence of supply chain security as an outcome of the COVID-19 pandemic
▪Increasingly agile and networked ecosystems enabled by new technologies
▪Advanced, disruptive material composites expanding possibilities of freight
▪Corporate stalwarts with increasing power, influence, and capabilities
▪Shifting societal attitudes around sustainability, diversity and inclusion
Wabash aims to be a visionary leader that drives the changing business of transport in ways that move the entire industry forward.
We see a different future reality than our competition in the context of social, technological, and logistics changes, and we’ve chosen to go down a substantially different path to re-shape the industry and pull that future forward for our customers. We saw how logistics changes would disrupt the industry and result in customers buying from one source, in one way, from first to final mile. We saw the need to radically change how products are conceived and designed upfront in engineering with new technologies to make leap-frog improvements in quality and consistency. We had the foresight to develop and commercialize a new composite technology that can deliver breakthrough value to customers. Going forward, we see the need to expand connectivity from the source all the way to the home to ensure food safety versus myopically focusing on point solutions.
As of January 2022, we market nearly all products in our Transportation Solutions and Parts & Services segments as Wabash® and no longer market the following brand names: Wabash National®, Benson®, Brenner® Tank, Brenner Tank Services, Bulk Tank International, Supreme®, Supreme Upfit Solutions and Service, Tower Structural Laminating, Transcraft®, Walker® Engineered Products, and Walker Transport. In addition, we no longer market the product brands ArcticLite®, Kold King®, Iner-City® and Spartan.
The Company will continue to market DuraPlate®, DuraPlateHD®, DuraPlate AeroSkirt®, and AeroSkirt CX®, as well as the new EcoNex™ Technology brand for our proprietary molded structural composite.
The rebranding decision resulted in non-cash impairment charges of approximately $28.3 million during the fourth quarter of 2021 related to trade name and trademark intangible assets due to the significant reduction in the related useful lives of these assets. Refer to Note 5 in the Notes to Consolidated Financial Statements for additional information on this impairment charge.
Wabash Management System
Our Wabash Management System (“WMS”) is a set of principles and standardized business processes for the purpose of achieving our strategic objectives. These principles are centered around lean thinking and state that lean application must extend across and throughout our entire enterprise, not only our manufacturing processes. By codifying what makes our company great, the WMS drives focus on the interconnected processes that are critical for success across our business. WMS is based on forward planning and continuous capability evaluation as we simultaneously drive execution and breakthrough performance. WMS requires everyone to be an active contributor to our enterprise-wide lean efforts and enables growth through innovation and industry leading customer satisfaction and alliances. Our WMS principles underpin an ongoing improvement cycle that includes Strategic Planning and Deployment, Kaizen, and Daily Management. It is through this set of standards and thinking that we create a “One Wabash” approach to our customers, add new business capabilities, and enable profitable growth.
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

Impact of Coronavirus (“COVID-19”)
In March 2020, a global pandemic was declared by the World Health Organization (the “WHO”) related to COVID-19. This pandemic created significant uncertainties and disruptions in the global economy and continues to have an ongoing impact on certain aspects of our business. We continue to closely monitor the pandemic and remain focused on the health and safety of our employees, as well as the health of our business. Additional details regarding the impact of COVID-19 on our business, as well as information regarding human capital management actions taken by Wabash in response to the pandemic, can be found under the section titled "COVID-19 Update" included within Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Annual Report on Form 10-K and risks related to COVID-19 can be found under Part I, Item 1A, "Risk Factors" of this Annual Report on Form 10-K.
Operating Segments
Beginning in September 2021 we realigned our operating and reportable segments based on how the Chief Operating Decision Maker (“CODM”) manages the business, allocates resources, makes operating decisions, and evaluates operating performance. Based on this realignment, we established two operating and reportable segments: TS and P&S, and eliminated the historical CTP, DPG, and FMP segments. Additional information related to the composition of each segment, as well as the historical segment for each component, is set forth below.

Transportation Solutions	Parts & Services
■ Dry & Refrigerated Van Trailers (Historical CTP Segment)	■ Aftermarket Parts & Services (All Historical Segments)
■ Platform Trailers (Historical CTP Segment)	■ Truck Body Upfitting Solutions (Historical FMP Segment)
■ Tank Trailers & Truck-Mounted Tanks (Historical DPG Segment)	■ Food, Dairy, and Beverage Equipment (Historical DPG Segment)
■ Truck-Mounted Dry & Refrigerated Truck Bodies (Historical FMP Segment)	■ DuraPlate® Components & Parts (Historical DPG Segment)
■ EcoNex™ Technology Products (Historical CTP & FMP Segments)
Transportation Solutions
The TS segment comprises the design and manufacturing operations for the Company’s transportation-related equipment and products. This includes dry and refrigerated van trailers, platform trailers, and our wood flooring production facility, all of which were previously reported in the CTP segment. The Company’s EcoNex™ Technology products that were historically included in both the CTP and FMP segments are now reported in the TS segment. In addition, the TS segment includes tank trailers and truck-mounted tanks that were historically reported in the DPG segment. Finally, truck-mounted dry and refrigerated bodies and service and stake bodies that were previously reported in the FMP segment are also in the TS segment. Refer to the “Products” section below for additional information and details related to the TS segment’s product offerings.
Parts & Services
The P&S segment is comprised of each of our historical segments’ parts & services businesses as well as the upfitting component of our truck bodies business. In addition, our Composites products, which are focused on the use of DuraPlate® composite panels beyond the semi-trailer market, are also part of the P&S segment (previously reported in the DPG segment). Finally, the P&S segment includes the Company’s Engineered Products business (previously reported in the DPG segment), including stainless-steel storage tanks and silos, mixers, and processors for a variety of end markets. As disclosed throughout this Annual Report on Form 10-K for the year ended December 31, 2021, growing and expanding our parts and services offerings is a key strategic initiative for us moving forward. Refer to the “Products” section below for additional information and details related to the P&S segment’s product offerings.
Strategy
We are an innovative engineered solutions provider with strong customer relationships across the first, middle, and final mile markets that will support profitable growth and provide adaptability to changes in the transportation, logistics, and distribution industries. We believe our One Wabash organizational structure and WMS are uniquely designed to achieve breakthrough customer value. Our new segment structure aligns our resources and processes on serving the customer, and our strategy is centered around our ability to scale core competencies by growing in and around core markets with known customers.

COLD CHAIN	■ Expand share in markets driven by movement of goods through the temperature-controlled cold chain
■ Bring differentiated solutions to create customer value by leveraging innovative technology offerings, including product offerings, such as EcoNex™ and Wabash Cargo Van Refrigerated Inserts

E-COMMERCE & LOGISTICS DISRUPTION	■ Addition of lightweight trailer offerings for power only use
■ Augment truck body offerings to include vehicles specifically engineered to facilitate efficient home delivery of small packages

■ Leverage portfolio of lighter-weight composite technology to partner with electric chassis manufacturers

PARTS & SERVICES	■ Pursue organic growth opportunities within trailer repair and truck body upfitting to become a scalable and tech-enabled distribution platform to serve existing and new customers
■ Unify historically disparate parts and services revenue streams to drive alignment and growth focus
We believe that if we are successful in focusing on each of these strategic initiatives, we will be well-positioned to advance our commitment to deliver long-term profitable growth within each of our reportable segments, support margin enhancement through our One Wabash organization and WMS mindset, and successfully deliver value to our shareholders. By continuing to be an innovation leader in the transportation, logistics, and distribution industries we expect to leverage our existing assets and capabilities into higher margin products and markets by delivering value-added customer solutions. Optimizing our product portfolio, operations, and processes to enhance manufacturing efficiency and agility is expected to well-position the Company to drive margin expansion and reinforce our customer relationships.
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
Capital Allocation Strategy
We believe that a balanced and disciplined capital allocation strategy is necessary to support our growth initiatives and create shareholder value. The objectives and goals of the Company’s capital allocation strategy are summarized below:

Maintain Liquidity:	▪ Manage the business for the long-term
▪ Continue to be equipped for changes in market conditions and strategic growth opportunities

Debt Management:	▪ Reduce debt and de-lever the Company

Reinvest for Growth:	▪ Fund capital expenditures and research and development that support growth and productivity initiatives

Dividends:	▪ Maintain our regular dividend which has been paid for the last five consecutive years

Share Repurchases:	▪ Opportunistically repurchase shares
▪ Offset dilution from stock-based compensation

Industry and Competition
Trucking in the U.S., according to the American Trucking Association (“ATA”), was estimated to be a $732.3 billion industry in 2020, representing approximately 80% of the total U.S. transportation industry revenue. From a financial (e.g., value) industry perspective, this represents a decrease of approximately 7.5% from ATA’s 2019 estimate but is consistent from the prior year as a percentage of the total U.S. transportation industry revenue (80%). Furthermore, ATA estimates that approximately 72.5% of all domestic freight tonnage in 2019 was carried by trucks, and 300.1 billion miles were traveled by registered trucks in 2019. Trailer demand is a direct function of the amount of freight to be transported. To meet this continued high demand for freight, truck carriers will need to replace and expand their fleets, which typically results in increased trailer orders.
Transportation in the U.S., including trucking, is a cyclical industry that has experienced three cycles (excluding 2020’s softened demand, which was worsened by the COVID-19 pandemic) over the last 20 years. In each of the last three cycles the decline in freight tonnage preceded the general U.S. economic downturn and the recovery has generally preceded that of the economy as a whole. The trailer industry generally follows the transportation industry, experiencing cycles in the early and late 90’s lasting approximately 58 and 67 months, respectively. Truck freight tonnage, according to ATA statistics, started declining year-over-year in 2006 and remained at depressed levels through 2009, when the most recent cycle concluded. After three consecutive years with total trailer demand well below normal replacement demand levels estimated to be approximately 220,000 trailers, the period ending December 31, 2019 demonstrated six consecutive years of healthy demand in which there were total trailer shipments of approximately 269,000, 308,000, 286,000, 288,000, 323,000, and 328,000 for the years ending 2014, 2015, 2016, 2017, 2018, and 2019, respectively.
Consistent with our expectations and industry forecasters, 2020 brought softened demand that was worsened and magnified by the uncertainty and economic impact caused by the COVID-19 pandemic. According to ACT Research Company (“ACT”), total U.S. trailer production in 2020 was approximately 206,000 trailers, which is generally below normal replacement demand levels. This represented a 38% decrease from 2019 production. However, 2021 recovered to production of approximately 266,000 trailers, which is more generally consistent with historic levels. The current estimate from ACT for 2022 United States trailer production is 298,000, representing an increase from 2021 of approximately 12%. Overall demand is expected to be in excess of replacement demand and industry specific indicators we track, including ATA’s truck tonnage index, carrier/fleet profitability, employment growth, housing and auto sectors, as well as the overall gross domestic product, continue to be positive indicators. Additional discussion and analysis is included under the section titled "Industry Trends" included within Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Annual Report on Form 10-K.
Trailer manufacturers compete primarily through the quality of their products, customer relationships, innovative technology, and price. We have observed others in the industry also pursue the development and use of composite sidewalls that compete directly with our DuraPlate® products. Our product development is focused on maintaining a leading position with respect to these products and on development of new products and markets, leveraging products across our segments such as EcoNexTM Technology as well as our expertise in the engineering and design of customized products.
The tank trailers component of our Transportation Solutions segment and the engineered products component of our Parts & Services segment, in most cases, participate in markets different from our historical core van and platform trailer product offerings. The customers and end markets that these components serve are broader and more diverse than the van and platform trailer industries, including the dairy, food and beverage, pharmaceutical, chemical, craft brewing, biotech, and specialty vehicle markets. In addition, our diversification efforts pertain to new and emerging markets and many of the products are driven by regulatory requirements or, in most cases, customer-specific needs.
The truck body component of our Transportation Solutions segment competes in the specialized vehicle industry, whereby there are only a few national competitors and many smaller, regional companies. Competitive factors include quality of product, lead times, geographic proximity to customers, and the ability to manufacture a product customized to customer specifications. With our national presence, diverse product offerings, and One Wabash approach to customer relationships, we believe that we are well positioned to meet the competitive challenges presented. In addition, a growing part of the truck body product line is directly aligned with our trailer customers.
Human Capital Resources and Management
As of December 31, 2021, we had approximately 6,200 full-time employees. Throughout 2021, essentially all of our active employees were non-union. Our temporary employees represented approximately 6% of our overall production workforce as of December 31, 2021.

We believe our commitment to our human capital resources is key to our mission to enable our customers to succeed with breakthrough ideas and solutions that help them move everything from first to final mile. In addition, our human capital resources are at the core of our Values and Leadership Principles. The Company’s executives, including the President and Chief Executive Officer (the “Senior Leadership Team”), are responsible for developing and executing the Company’s human capital strategy. This includes the attraction, acquisition, development, and engagement of talent to deliver on the Company’s strategy and the design of employee compensation and benefits programs. The Senior Leadership Team is also responsible for developing and integrating the Company’s diversity and inclusion roadmap. In addition, regular updates are provided to the Company’s Board of Directors and its committees on the operation and status of human capital trends and activities. Key areas of focus for the Company include:
▪Employee Engagement – We define engagement as a deep connection and sense of purpose at work that creates extra energy and commitment. Our goal is to engineer a winning culture that is designed to execute the Company’s strategic plan. Over the long-term, we seek better outcomes from having a highly engaged and values-aligned workforce, including higher retention, higher productivity, better customer satisfaction, better quality, and better safety. We provide all employees with the opportunity to share their opinions and feedback on our culture through an annual employee engagement survey. Results of the survey are measured and analyzed to enhance the employee experience, promote employee retention, drive change, and leverage the overall success of our organization.
▪Talent Development – One of our company values is Always Learn. We put that into practice by offering our own welding and skills training courses, self-directed learning modules and an executive leadership development program at no cost to employees. Additionally, we host a wide variety of learning and development opportunities through our custom-tailored Learning Management System — Wabash U. Our employees have access through an online portal to thousands of self-directed and instructor-led courses on a variety of professional development topics. Our employees also have access to WMS University (“WMS U”), which was developed and accredited by Purdue University’s Dauch Center for the Management of Manufacturing Enterprises and TP3 Institute for smart manufacturing. WMS U teaches participants about our WMS systems and tools in our lean enterprise, the goal of which is to equip our employees with the knowledge to live WMS principles every day.
Targeted learning and development opportunities are also created through external partnerships, including special development programs for front line leaders, as well as focused executive development across a variety of topics. Full-time Wabash employees can pursue various courses, undergraduate and graduate degree programs, or relevant certifications at an accredited college or university without added financial burden by using our Accelerator tuition reimbursement program. We provide all employees a wide range of professional development experiences, both formal and informal, at all stages in their careers. In addition, Wabash employees and dependents of employees are eligible for a variety of scholarships offered by Wabash and the industry associations to which we belong. We support the youth in our communities through program funding, training programs, internships, and co-ops. We also sponsor youth clubs in our communities, including robotics clubs, STEM programs, and the Purdue University’s Women in Engineering Program. In 2021, we awarded 10 high school graduates with Wabash scholarships totaling $50,000.
▪Focus on Safety – At Wabash, safety is our first priority. We prioritize the safety of our employees, our customers, and our communities. We demonstrate this core value by working on innovations to protect the people who operate our equipment. In addition, we partner with other manufacturers in the industry to further promote safety by sharing best practices and ideas for implementing higher standards.
We continually focus on reducing the severity and frequency of workplace injuries to create a safe environment for our employees. We provide ongoing safety training and development at our production facilities, which are designed to focus on empowering our employees with the knowledge and tools they need to make safe choices and to mitigate risks. Our employees are encouraged to identify safety opportunities and report near-misses through our safety good catch program. The Company utilizes a mixture of leading and lagging indicators to assess the health and safety performance of its operations. For example, a lagging indicator includes the OSHA Total Recordable Incident Rate (“TRIR”). TRIR in 2021 was 5.2, which is one of the Company’s best-ever years for TRIR performance, and there were no work-related fatalities. A leading metric we use is scoring from our Blueprint for Excellence, which assesses a facility’s overall safety program and identifies key areas of improvement. In 2020, Wabash implemented a software platform to proactively mitigate safety risks by driving business decisions based on actionable insights and advanced analytics.

Our safety awards include:
◦2020 Truck Trailer Manufacturers Association Plant Safety Awards (Fond du Lac, WI, and San José Iturbide, Guanajuato, Mexico)
◦2019 Truck Trailer Manufacturers Association Plant Safety Award (New Lisbon, WI)
◦2018 Truck Trailer Manufacturers Association Plant Safety Award (San José Iturbide, Guanajuato, Mexico)
◦2017 Kentucky Governor’s Safety and Health Award (Cadiz, KY)
◦2016 Truck Trailer Manufacturers Association Plant Safety Awards (New Lisbon, WI, and San José Iturbide, Guanajuato, Mexico)
◦2015 Truck Trailer Manufacturers Association Plant Safety Awards (New Lisbon, WI)
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
▪Diversity, Equity and Inclusion – Wabash is committed to having a workforce that is diverse and embraces inclusion at all levels, reflecting the diversity of our customers and the varied environments in which we conduct business around the globe. Recognizing, valuing, and fully leveraging our different perspectives and backgrounds to achieve our business goals demonstrate our inclusive culture and are part of our Leadership Principles (“Embrace Diversity and Inclusion”). We need inclusion and diversity to achieve our targeted business results and fulfill our vision of being the innovation leader of engineered solutions for the transportation, logistics and distribution industries. Openness to diversity widens our access to the best talent, and inclusion allows us to engage that talent fully. In addition, we place special focus on preventing pay imbalances among genders, including proactive adjustments to pay, titles, and/or benefits to prevent gender pay gaps.
In 2021, 62% of our total hourly hires were women and minorities, and 42% of total salaried hires in 2021 were women and minorities.
▪Compensation and Benefits – Wabash is dedicated and committed to providing a comprehensive total compensation and benefits program that is competitive within the local market as well as the industries we serve. Our compensation and benefits program not only ensures external market competitiveness and internal equity, but it also maintains a strong emphasis on performance. The tenets of our compensation philosophy are:
◦Compensation is calibrated to market to facilitate access to needed talent.
◦Compensation is transparent to help employees clearly understand all components of their compensation.
◦Compensation is connected to individual performance and, in some cases, performance of the organization.
◦Compensation enables purpose by being connected to the Company’s values and leadership principles.
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

▪Community Involvement – Wabash’s charitable giving program combines volunteer work with financial support to make a meaningful, lasting impact on our communities. We actively partner with nonprofit groups and projects to donate time, needed materials and financial resources to support the communities where we live and work. We place special emphasis on combating food insecurity in our communities, as well as supporting children and veterans. We believe that enriching the lives of those around us is a powerful investment in our future. Involvement in our communities is unique to our various locations. In 2021, we donated more than $550,000 through corporate gifts and employee donations to nonprofit organizations, including but not limited to, United Way, Junior Achievement, Purdue Foundation, YWCA, YMCA, local schools and more. We have also established a Day of Giving Program, which allows all full-time hourly and salaried employees with the opportunity to volunteer one scheduled workday each calendar year. In 2021, employees volunteered at local homeless shelters, veteran services agencies, local agriculture organizations, food pantries, local schools’ leadership and career readiness programs, Junior Achievement, Salvation Army, Wreaths Across America, and youth athletics and arts programs.
Our 2020 Corporate Responsibility Report is available on our website (ir.onewabash.com) and references the ongoing environmental, social, and governance (ESG) initiatives that demonstrate our commitment to sustainability and social responsibility. The content on any website referred to in this Annual Report on Form 10-K is not incorporated by reference into this Annual Report on Form 10-K unless expressly noted.
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
▪Technology and Innovation – We continue to be recognized by the trucking industry as a leader in developing technology to provide value-added solutions for our customers that reduce trailer operating costs, improve revenue opportunities, and solve unique transportation problems. Throughout our history, we have been and we expect to continue to be a leading innovator in the design and production of trailers and related products. We have commercialized and launched DuraPlate® Cell Core, a modified DuraPlate® panel that reduces the weight of a conventional 53 foot DuraPlate® trailer by 300 pounds without compromising strength or durability. Our refrigerated van offerings now include EcoNexTM Technology. In connection with our Cold Chain strategic initiative, a refrigerated trailer with EcoNexTM Technology is up to 30% more thermally efficient than a conventional refrigerated van, and is lighter with greater strength and durability. During 2021, we received the 2021 Indiana Manufacturers Association’s Manufacturing Excellence Award for Innovation for our EcoNexTM Technology. We are leveraging this innovative technology in other facets of our business, such as the final mile and home delivery space.
During 2020, in combination with technologies from eNowTM and Carrier Transicold, we introduced a zero-emission composite refrigerated trailer. This innovative trailer is now commercially available and provides customers a zero-emission refrigerated transportation solution that is more energy efficient and has a lower operating cost. In 2021, our zero-emission composite refrigerated trailer was recognized as a Top 20 Product by Heavy Duty Trucking.
In addition, during the first quarter of 2021 we entered into an agreement with Gruau SAS to manufacture their refrigerated van inserts. These refrigerated inserts are superior to spray foam and are engineered to provide premium performance in the Cold Chain final mile market. These inserts hold temperature and eliminate issues with mold and degradation and are compliant with the Food Safety Modernization Act.
During the fourth quarter of 2021, we announced plans to launch a walk-in cargo van by 2023, adding to our expanding portfolio of home delivery solutions and a product line critical in supporting key customer efforts to efficiently scale home delivery driven by e-commerce. This announcement came shortly after our launch of a next-generation grocery delivery vehicle that features our innovative EcoNexTM Technology.
Finally, we announced in December 2021 that we partnered with Purdue University to accelerate the Company’s speed to market with proprietary, innovative products. The partnership connects Wabash to Purdue’s Office of Industry Partnerships, allowing us to leverage Purdue University’s resources to deliver new and improved sustainability-focused solutions to the transportation, logistics, and distribution industries.

▪Significant Brand Recognition – In January 2022, Wabash National Corporation and its portfolio of brands rebranded as Wabash® and began a significant shift in the Company’s go-to-market brand strategy. This rebranding provides the foundation to build upon our history of being one of the most widely recognized brands in the industry, recognized for quality, performance, and innovation leadership.
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
We strive to achieve alignment at every layer and throughout all functional areas of our business and are focused on ensuring the right systems are in place to facilitate all team members working toward the same shared goals. Critical to this is the One Wabash mindset that our business is constructed of three interlinked segments that benefit from one another and are stronger as a result of being part of Wabash.
▪Extensive Distribution Network – We utilize a network of 23 independent dealers with approximately 80 locations throughout North America to distribute our van trailers, and our platform trailer distribution network consists of 64 independent dealers with approximately 93 locations throughout North America. Our tank trailers are distributed through a network of 54 independent dealers with 56 locations throughout North America. Additionally, our truck body commercial network consists of more than 1,000 partners. Our commercial network primarily serves mid-market and smaller sized carriers and private fleets in the geographic region where the partner is located and occasionally may sell to large fleets.
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
Products
Since our inception, we have worked to expand our product offerings from a single truck trailer dry van product to a broad range of engineered solutions for the transportation, logistics, and distribution industries to help our customers move everything from first to final mile. We manage a diverse product portfolio, maintain long-standing customer relationships, and focus on innovative and breakthrough technologies within two operating segments.

Our current Transportation Solutions segment primarily includes the following products:
▪Van, Platform, and Tank Trailers
◦Dry Van Trailers. The dry van market represents our largest product line and includes trailers sold under the DuraPlate® and DuraPlate HD® trademarks. Our DuraPlate® trailers utilize a proprietary technology that consists of a composite plate wall for increased durability and greater strength. In addition, we have introduced DuraPlate® Cell Core, a modified DuraPlate® panel that reduces the weight of a conventional 53-foot DuraPlate® trailer by 300 pounds.
◦Platform Trailers. Platform trailers were sold under the Transcraft® and Benson® trademarks until the January 2022 rebranding as Wabash®. Platform trailers consist of a trailer chassis with a flat or “drop” loading deck without permanent sides or a roof. These trailers are primarily utilized to haul steel coils, construction materials, and large equipment. In addition to our all steel and combination steel and aluminum platform trailers, we also offer a premium all-aluminum platform trailer.
◦Refrigerated Trailers. Our refrigerated trailers provide thermal efficiency, maximum payload capacity, and superior damage resistance. Our refrigerated trailers were sold under the ArcticLite® trademark until the January 2022 rebranding as Wabash® and use our proprietary SolarGuard® technology, coupled with our foaming process, which we believe enables customers to achieve lower costs through reduced operating hours of refrigeration equipment and therefore reduced fuel consumption. As previously discussed, our refrigerated trailer with EcoNex™ Technology provides up to 30% improvement in thermal performance over conventional construction, prevents water intrusion, slows foam degradation, and ultimately, extends equipment life. The all-composite floor system of the refrigerated trailer with EcoNex™ Technology increases cube capacity and eliminates corrosion issues of conventional refrigerated trailers. The EcoNex™ sidewalls, nose, and roof provide up to 2x the puncture resistance of standard liners, keeping maintenance costs at a minimum.
◦Tank Trailers. Our tank trailer offerings include several products dedicated to transportation solutions. These brands included WalkerTM Transport, Brenner® Tank, and Bulk Tank International until the January 2022 rebranding as Wabash®. Our product offerings in this component of the TS segment include stainless steel and aluminum tank trailers for the dairy, food and beverage, oil, gas, and chemical end markets, dry bulk trailers, and fiberglass reinforced poly tank trailers.
◦Specialty Trailers. These products include a wide array of specialty equipment and services generally focused on products that require a higher degree of customer specifications and requirements. These specialty products primarily relate to converter dollies.
▪Truck Bodies and Related Products
◦Signature Van Bodies. Signature van bodies range from 8 to 28 feet in length with exterior walls assembled from one of several material options including pre-painted aluminum, FiberPanel PW, FiberPanel HC, or DuraPlate®. Additional features include molded composite front and side corners, LED marker lights, sealed wiring harnesses, hardwood or pine flooring, and various door configurations to accommodate end-user loading and unloading requirements. This product is adaptable for a diverse range of uses in dry-freight transportation. Until January 2022’s rebranding as Wabash®, these signature van bodies were marketed under the Supreme® brand name.
◦Cutaway Van Bodies. An ideal route truck for a variety of commercial applications, these van bodies are manufactured on cutaway chassis which allow access from the cab to the cargo area. Borrowing many design elements from our larger van bodies, the cutaway van bodies are shorter in length (8 to 18 feet) than a typical van body. Until January 2022’s rebranding as Wabash®, these cutaway van bodies were marketed under the Iner-City® product brand.
◦Service Bodies. Built on a cutaway chassis and constructed of FiberPanel PW or DuraPlate®, the cargo van service body provides the smooth maneuverability of a commercial van with the full-height and spacious cargo area of a truck body. In lengths of 8 to 14 feet and available with a variety of pre-designed options, the cargo van body is a bridge product for those moving up from a traditional cargo van into the truck body category. Until January 2022’s rebranding as Wabash®, these service bodies were marketed under the Spartan product brand.

◦Insulated Van Bodies. Insulated van bodies, in lengths up to 28 feet, provide versatility and dependability for temperature controlled applications. Flexible for either hand-load or pallet-load requirements, they are ideal for multi-stop distribution of both fresh and frozen products. Until January 2022’s rebranding as Wabash®, these insulated van bodies were marketed under the Kold King® brand name.
◦Stake Bodies. Stake bodies are flatbeds with various configurations of removable sides. The stake body is utilized for a broad range of agricultural and construction industries’ transportation needs.
◦Light-Duty Refrigerated Bodies with EcoNexTM Technology. Our new light-duty, home delivery refrigerated truck body with EcoNexTM Technology is designed to maximize both cargo capacity and delivery productivity on sub-10,000 GVWR chassis. The purpose-built design facilitates a rack and tote system unique to the food distribution industry while creating easy access to separate temperature zones for fresh and frozen goods.
▪Other Transportation Solutions Components
◦Used Trailers. These products include the sale of used trailers through our used fleet sales center to facilitate additional new trailer sales with a focus on selling both large and small fleet trade packages to the wholesale market.
◦Wood Products. We manufacture laminated hardwood oak flooring used primarily in our dry van trailer products at our manufacturing operations located in Harrison, Arkansas.
Our current Parts & Services segment primarily includes the following products:
▪Upfit, Parts, and Services Offerings
◦Aftermarket Parts and Services. Aftermarket component products are manufactured to provide continued support to our customers throughout the life-cycle of the trailer. Utilizing our on-site service centers, we provide a wide array of quality aftermarket parts and services to our customers. In addition, we provide parts and maintenance and repair services for tank trailers and other related equipment through our five tank service centers.
◦Truck Body Upfitting, Parts, and Services. Through our truck body upfitting locations, we offer solutions to help customize and ensure our products meet the needs of our customers. Offerings include aluminum and steel flatbed bodies, shelving for package delivery, partitions, roof racks, hitches, thermal solutions, liftgates, and more. We also offer direct-line access to truck body repair parts and provide other services such as door repair and replacement, collision repair, and basic maintenance. We currently have six locations throughout the United States for truck body parts and services, five of which also offer upfitting services.
▪Engineered Products
◦Engineered Products. Our engineered products component was marketed under the Walker Engineered Products brand through January 2022 until the Company rebranded as Wabash®. Product offerings include stainless steel storage tanks and silos, mixers, and processors for the dairy, food and beverage, pharmaceutical, chemical, craft brewing, and biotech end markets. As further described in Note 20 of the Notes to Consolidated Financial Statements in Part II Item 8 of this Form 10-K, during the second quarter of 2021 we sold the Extract Technology® business. Extract Technology® manufactured stainless steel isolators and downflow booths, as well as custom-fabricated equipment including workstations and drum booths for the pharmaceutical, fine chemical, biotech, and nuclear end markets.
▪Other Parts & Services Product Offerings
◦Composites. Our Composites products focus on the use of DuraPlate® composite panels beyond the semi-trailer market. Product offerings include truck bodies, overhead doors, and other industrial applications. We continue to develop new products and actively explore markets that can benefit from the proven performance of our proprietary technology. We offer a full line of aerodynamic solutions designed to improve overall trailer aerodynamics and fuel economy, most notably the DuraPlate® AeroSkirt®, which is EPA Smartway® verified and California Air Resource Board compliant.
◦Used Trailers. These products include the sale of used trailers that do not occur through our used fleet sales center.

Customers
Our customer base has historically included many of the nation’s largest truckload common carriers, leasing companies, private fleet carriers, less-than-truckload common carriers, and package carriers. We continue to expand our customer base and achieve diversification through acquisitions, organic growth, product innovation, and through our extensive distribution and service network. All of these efforts have been accomplished while maintaining our relationships with our core customers. Our five largest customers together accounted for approximately 30%, 21%, and 27% of our aggregate net sales in 2021, 2020 and 2019, respectively. No individual customer accounted for more than 10% or more of our aggregate net sales during the past three years. International sales accounted for less than 10% of net sales for each of the last three years.
We have established relationships as a supplier to many large customers in the transportation industry for our dry and refrigerated van products, platform trailers, and tank trailers, including the following:
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
▪Less-Than-Truckload Carriers: FedEx Corporation; Old Dominion Freight Lines, Inc.; R&L Carriers Inc.; and Saia, Inc.
▪Refrigerated Carriers: K&B Transportation, Inc.; Prime, Inc.; and Southern Refrigerated Transport, Inc.
▪Leasing Companies: Penske Truck Leasing Company; Ryder System, Inc.; and Wells Fargo Equipment Finance, Inc..
▪Private Fleets: C&S Wholesale Grocers, Inc.; Dollar General Corporation; Kroger; Safeway, Inc.; and Walmart.
▪Liquid Carriers: Dana Liquid Transport Corporation; Evergreen Tank Solutions LLC; Kenan Advantage Group, Inc.; Oakley Transport, Inc.; Quality Carriers, Inc.; Superior Tank, Inc.; and Trimac Transportation.
Through our engineered products component of the Parts & Services segment we also sell our products to other customers including, but not limited to, GlaxoSmithKline Services Unlimited and W.M. Sprinkman.
In addition, we sell our truck bodies to fleet leasing customers and direct customers including, but not limited to: Amazon.com; Budget Truck Rental, LLC; Enterprise Holdings, Inc.; Penske Truck Leasing Company; Rent-A-Center; and Ryder System, Inc.
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
Raw Materials
We utilize a variety of raw materials and components including, but not limited to, specialty steel coil, stainless steel, plastic, aluminum, lumber, tires, landing gear, axles and suspensions, which we purchase from a limited number of suppliers. While we manage some of our commodity price changes by entering into fixed price contracts with our suppliers and through financial derivatives, raw material costs as a percentage of net sales for 2021 increased compared to 2020. Significant price fluctuations or shortages in raw materials or finished components have had, and could have in the future, adverse effects on our results of operations. In 2022 and for the foreseeable future, we expect that the raw materials used in the greatest quantity will be steel, aluminum, plastic, and wood. We will continue to endeavor to pass along raw material and component cost increases. Price increases used to offset inflation or disruption of supply in core materials have generally been successful, although sometimes are delayed. Increases in prices for these purposes represent a risk in execution. In an effort to minimize the effect of price fluctuations, we hedge certain commodities that have the potential to significantly impact our results of operations.

Backlog
Orders that have been confirmed by customers in writing, have defined delivery timeframes and can be produced during the next 18 months are included in our backlog. Orders that comprise our backlog may be subject to changes in quantities, delivery, specifications, terms or cancellation. Our backlog of orders at December 31, 2021 was approximately $2,526 million, which is an increase of 70% from the backlog as of December 31, 2020 of $1,482 million. This increase from 2020 is related to, in part, shortages of raw materials, components, and labor, as well as increased demand for our products in 2022. We believe our backlog of orders is strong as of December 31, 2021. We generally expect to complete the majority of our backlog orders as of December 31, 2021 within the next 12 months.
Patents and Intellectual Property
We hold or have applied for 147 patents in the U.S. on various components and techniques utilized in our manufacture of transportation equipment and engineered products. In addition, we hold or have applied for 152 patents or registered designs in foreign countries. Our patents include intellectual property related to the manufacture of trailers, containers, truck bodies, platform trailers, tanks, and other engineered products—all of which we believe offer us a significant competitive advantage in the markets in which we compete.
Many of our patents include intellectual property related to the manufacture of trailers, containers, truck bodies, platforms, and rail cars using our proprietary EcoNex™ Technology. Our EcoNex™ Technology is a molded structural composite technology and these patents and patent applications cover the use of extruded foam bricks assembled and cured together in different configurations with resins and fiber mats to create various components and structures including, for example, wall panels and flooring assemblies. We believe the intellectual property related to this use of composite technology in our industry, including proprietary knowledge of the processes involved in manufacturing these components and the resulting products, will offer us a significant market advantage to continue to create proprietary products exploiting this technology. These patent applications will not begin to expire until 2036.
Our DuraPlate® patent portfolio includes several patents and pending patent applications, which cover not only utilization of our DuraPlate® products in the manufacture of trailers, but also cover a number of aerodynamic-related products aimed at increasing the fuel efficiency of trailers, including DuraPlate AeroSkirt®. U.S. and foreign patents and patent applications in our DuraPlate® patent portfolio have expiration dates extending until 2036. Certain U.S. patents relating to the combined use of DuraPlate® panels and logistics systems within the sidewalls of our dry van trailers will not expire until 2027 or after; several other issued U.S. patents and pending patent applications relating to the use of DuraPlate® panels, or other composite materials, within aerodynamic-related products will not begin to expire until after 2030. Additionally, we also believe that our proprietary DuraPlate® and DuraPlate® Cell Core production processes, which have been developed and refined since 1995, offer us a significant competitive advantage in the industry – above and beyond the benefits provided by any patent protection concerning the use and/or design of our DuraPlate® products. We believe the proprietary knowledge of these processes and the significant intellectual and capital hurdles in creating similar production processes provide us with an advantage over others in the industry who utilize composite sandwich panel technology.
Additionally, our intellectual property portfolio includes patents related to the rear impact guard (“RIG”). The RIG patents include RIG designs which surpass the current and proposed federal regulatory RIG standards for the U.S. and Canada and will not begin to expire until 2035.
In addition, our intellectual property portfolio includes patents and patent applications covering many trailer industry components. These products have become highly desirable and are recognized for their innovation in the markets we serve. These patents include, for example, those covering the Trust Lock Plus® door locking mechanism, the Max Clearance® Overhead Door System, which provides additional overhead clearance when an overhead-style rear door is in the opened position that would be comparable to that of swing-door models, the use of bonded or riveted intermediate logistics strips, the bonded D-ring hold-down device, bonded skylights, and the DuraPlate® arched roof. The patents covering these products will not expire before 2029. We believe all of these proprietary products offer us a competitive market advantage in the industries in which we compete.
We also hold or have applied for 49 trademarks in the U.S. as well as 65 trademarks in foreign countries. These trademarks include the Wabash® brand as well as trademarks associated with our proprietary products such as DuraPlate®, Transcraft Eagle®, MaxClearance® Overhead Door System, Trust Lock Plus®, EZ-7®, DuraPlate Aeroskirt®, Aeroskirt CX®, DuraPlate HD®, Lock-Rite®, and EZ-Adjust®. Subsequent to December 31, 2021, we also applied for the EcoNex™ Technology trademark in the U.S., Canada, Mexico, and Australia to cover our proprietary molded structural composites technology featured in many of our refrigerated solutions. We believe all of these trademarks are important for the identification of our products and the associated customer goodwill; however, our business is not materially dependent on such trademarks.

Environmental Matters
Our facilities are subject to various environmental laws and regulations, including those relating to air emissions, wastewater discharges, the handling and disposal of solid and hazardous wastes and occupational safety and health. Our operations and facilities have been, and in the future may become, the subject of enforcement actions or proceedings for non-compliance with such laws or for remediation of company-related releases of substances into the environment. Resolution of such matters with regulators can result in commitments to compliance abatement or remediation programs and, in some cases, the payment of penalties (see “Legal Proceedings” in Part I, Item 3 for more details).
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
Website Access to Company Reports
We use our Investor Relations website, ir.onewabash.com, as a channel for routine distribution of important information, including news releases, presentations, and financial information. We post filings as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities Exchange Commission (“SEC”), including our annual, quarterly, and current reports on Forms 10-K, 10-Q and 8-K, our proxy statements, and any amendments to those reports or statements. All such postings and filings are available on our Investor Relations website. The SEC also maintains a website, www.sec.gov, that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The content on any website referred to in this Annual Report on Form 10-K is not incorporated by reference into this Annual Report on Form 10-K unless expressly noted.
Information About Our Executive Officers
The following are the executive officers of the Company:

Name	Age	Position
Brent L. Yeagy	51	President and Chief Executive Officer, Director of the Board of Directors
M. Kristin Glazner	44	Senior Vice President, General Counsel and Chief Human Resources Officer, Corporate Secretary
Kevin J. Page	60	Senior Vice President, Customer Value Creation
Michael N. Pettit	47	Senior Vice President and Chief Financial Officer
Dustin T. Smith	44	Senior Vice President, Chief Strategy Officer
Brent L. Yeagy.  Since June 2018, Mr. Yeagy has been responsible for the strategic direction and operations of Wabash in his role as President and Chief Executive Officer. Before his appointment as President and CEO, Mr. Yeagy was President and Chief Operating Officer from October 2016 to June 2018. Mr. Yeagy joined Wabash in 2003 and held a number of positions with increasing responsibility, including Vice President of Manufacturing, Vice President and General Manager of Commercial Trailer Products, and Senior Vice President – Group President, Commercial Trailer Products. Prior to Wabash, from 1999 to 2003, Mr. Yeagy held various positions within human resources, environmental engineering, and safety management for Delco Remy International. Mr. Yeagy served in various plant engineering roles at Rexnord Corporation from December 1995 through 1999. He also served in the United States Navy from 1991 to 1994. Mr. Yeagy holds a Bachelor of Science in Environmental Engineering Science and a Master of Science in Safety Engineering from Purdue University, and an MBA in Business Management from Anderson University. He has also attended executive programs at the University of Michigan’s Ross School of Business as well as Stanford’s Graduate School of Business. Mr. Yeagy is a graduate of the U.S. Navy’s Naval Nuclear Power Program and participated in the Navy’s Officer Candidate Program.
M. Kristin Glazner.  Ms. Glazner was appointed to Senior Vice President, General Counsel and Chief Human Resources Officer, Corporate Secretary on June 1, 2020. She previously served as Senior Vice President and Chief Human Resources Officer since November 2018. Ms. Glazner joined Wabash in February 2010 as Corporate Counsel and served in that role until October 2017, when she was appointed to the position of Vice President – Human Resources and Legal Administration, then Vice President – Corporate Human Resources. Before joining Wabash, Ms. Glazner was an attorney with the law firm Baker & Daniels LLP (now Faegre Drinker Biddle & Reath LLP) from 2002 to 2010. She holds a Juris Doctor degree from Indiana University Maurer School of Law and a Bachelor of Arts degree from Butler University.

Kevin J. Page.  Mr. Page was appointed to Senior Vice President, Customer Value Creation on March 23, 2020. He previously served as Senior Vice President and Group President, Diversified Products Group and Final Mile Products since January 2020, after serving as Senior Vice President and Group President, Diversified Products Group from October 2017 to January 2020. Mr. Page joined Wabash in February 2017 as Vice President and General Manager, Final Mile and Distributed Services. Prior to Wabash, he was Interim President of Truck Accessories Group, LLC from 2015 to 2016, and Vice President of Sales, Marketing and Business Development from 2012 to 2015. He served as President of Universal Trailer Cargo Group from 2008 to 2012. Mr. Page also had a 23-year tenure at Utilimaster Corporation serving in various sales roles, including as Vice President of Sales and Marketing. Mr. Page has a Bachelor of Arts in Economics from Wabash College and an MBA (Executive) from Notre Dame. Throughout his career he has also completed executive programs at the University of Chicago, Harvard Business School, University of Michigan and American Management Association.
Michael N. Pettit.  Mr. Pettit was appointed to Senior Vice President and Chief Financial Officer in January 2020. He previously served as Senior Vice President and Group President, Final Mile Products (2018-2020) and Vice President of Finance and Investor Relations (2014–2018). He joined Wabash in 2012 as Director of Finance for Commercial Trailer Products. Prior to Wabash, from 1998 to 2012, Mr. Pettit held various finance positions with increasing responsibility at Ford Motor Company. With more than 20 years of experience in the transportation industry, he has a broad understanding of strategic planning, mergers and acquisitions, pricing strategy, production planning, and lean manufacturing processes and principles. Mr. Pettit has a Bachelor of Science in Industrial Management from Purdue University and an MBA from Indiana University.
Dustin T. Smith.  Mr. Smith was appointed Senior Vice President, Chief Strategy Officer on June 4, 2021. He previously served as Senior Vice President, Global Operations from March 2020 to June 2021. Mr. Smith joined Wabash in 2007 and has held a number of positions with increasing responsibility, including Director of Finance, Director of Manufacturing, Vice President of Manufacturing, Senior Vice President and General Manager - Commercial Trailer Products, and Senior Vice President and Group President - Commercial Trailer Products. Prior to Wabash, from 2000 to 2007, Mr. Smith held various positions at Ford Motor Company in Dearborn Michigan, across both product development and manufacturing divisions, including Plant Controller. His 18+ years of experience in finance and operations gives Mr. Smith a unique understanding of how manufacturing systems directly affect financial results. Mr. Smith holds a Bachelor of Science in Accounting and an MBA in Corporate Finance from Purdue University. He has also completed the Advanced Management Program at Harvard Business School, in addition to attending several executive programs at the Booth School of Management from University of Chicago.
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
The truck trailer manufacturing industry historically has been, and is expected to continue to be, cyclical, as well as affected by overall economic conditions. Customers historically have replaced trailers in cycles that run from five to 12 years, depending on service and trailer type. Poor economic conditions can adversely affect demand for new trailers and has historically led to an overall aging of trailer fleets beyond a typical replacement cycle. Customers’ buying patterns can also be influenced by regulatory changes, such as federal hours-of-service rules as well as overall truck safety, limitations on vehicle weight, size, and configuration, and federal emissions standards.
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
Demand for our products is sensitive to changes in economic conditions, including changes related to unemployment, consumer confidence, consumer income, new housing starts, industrial production, government regulations, inflationary pressures, and the availability of financing and interest rates. The status of these economic conditions periodically have an adverse effect on truck freight and the demand for, and the pricing of, our products, and have also resulted in, and could in the future result in, the inability of customers to meet their contractual terms or payment obligations, any of which could have a material adverse effect on our business, financial condition, cash flows and results of operations.
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
Our backlog represents future production for which we have written orders from our customers that can generally be produced in the next 12 months. Orders that comprise our backlog may be subject to changes in quantities, delivery, specifications and terms, or cancellation. Our backlog recently increased due to strong demand, as well as shortages of materials, and labor, and may not remain at such levels in the future. Our reported backlog may not be converted to revenue in any particular period and actual revenue from such orders may not equal our backlog. Therefore, our backlog may not be indicative of the level of our future revenues.
The COVID-19 pandemic, or other outbreaks of disease or similar public health threats, could materially and adversely affect our business, financial condition, cash flows and results of operations.
The outbreak of COVID-19, and any other outbreaks of contagious diseases or other adverse public health developments in the United States or worldwide, could have a material adverse effect on our business, financial condition, cash flows and results of operations. COVID-19 has disrupted our operations, significantly impacted economic activity and markets worldwide, and could continue to negatively affect our business in a number of ways. These effects could include, but are not limited to:
▪Disruptions or restrictions on our employees’ ability to work effectively due to illness, travel bans, quarantines, shelter-in-place orders, labor shortages within our facilities and/or absenteeism, increased employee turnover, or other limitations.
▪Temporary closures of our facilities or the facilities of our customers or suppliers, which could affect our ability to timely meet our customer’s orders and negatively impact our supply chain.
▪In an effort to increase the wider availability of needed medical and other supplies and products, we may elect to, or governments may require us to, allocate manufacturing capacity (for example, pursuant to the U.S. Defense Production Act) in a way that adversely affects our regular operations and may result in adverse effects on our reputation and customer and supplier relationships.
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
▪Disruptions or uncertainties related to the COVID-19 outbreak for a sustained period of time and new phases of the outbreak could result in delays or modifications to our strategic plans and initiatives and hinder our ability to achieve our strategic goals.
▪The COVID-19 pandemic caused a global economic slowdown and recession. Deteriorating economic and political conditions and uncertainty caused by the COVID-19 pandemic, such as increased unemployment, changes in capital spending, declines in consumer confidence, or economic slowdowns or recessions, could cause a decrease in demand for our products.
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
▪Vaccine and testing mandates may be announced or implemented in jurisdictions in which our businesses operate. It is currently not possible to predict the scope of such requirements or the impact they may have on our workforce. Our implementation of these requirements may result in increased costs in connection with compliance, attrition, and difficulty securing future labor needs, which could have a material adverse effect on our business, financial condition, and results of operations.
▪Some of our employees continue to work remotely, which may bring additional information technology and data security risks.
The extent to which the COVID-19 pandemic, or other outbreaks of disease or similar public health threats, materially and adversely impacts our business, financial condition, cash flows and results of operations is highly uncertain and will depend on future developments. Such developments may include the geographic spread and duration of the virus (including any variants), the severity of the disease and the actions taken by various governmental authorities and other third parties in response to the outbreak. In addition, how quickly, and to what extent, normal economic and operating conditions can resume cannot be predicted, and the resumption of normal business operations may be delayed or constrained by lingering effects of the COVID-19 pandemic on our suppliers, third-party service providers, and/or customers.
We have a limited number of suppliers of raw materials and components; increases in the price of raw materials and components or the inability to obtain raw materials and components could have a material adverse effect on our business, financial condition, cash flows and results of operations.
We currently rely on a limited number of suppliers for raw materials and key components in the manufacturing of our products, such as tires, landing gear, axles, suspensions, specialty steel coil, stainless steel, plastic, aluminum and lumber. There have been, and may continue to be, shortages of supplies of raw materials or components (recently including foam insulation, suspension components and wiring), or our suppliers may place us on allocation, which has and would continue to have an adverse impact on our ability to meet demand for our products. Disruptions to the supply chain, shortages and allocations of raw materials and components have resulted and may continue to result in an increased backlog of orders for trailers and certain other products and inefficient operations, and in some cases may produce a build-up of inventory, all of which can negatively affect our working capital position, increase costs that are passed on to customers and delay our ability to fulfill customer orders. The loss of any of our suppliers or their inability to meet our price, quality, quantity and delivery requirements could have a material adverse effect on our business, financial condition, cash flows and results of operations. In addition, price volatility and changes in the availability of commodities we purchase, which have fluctuated significantly in the past, impact the pricing of raw materials, can increase production costs and could have negative impacts on our operating margins.
Increases in consumer demand following the initial economic downturn of the COVID-19 pandemic have disrupted the global supply chain, which interfered with our ability to receive raw materials, components and commodities as scheduled and at expected costs. Such disruptions have been compounded with logistical factors that include reduced freight, railway, trucking and air capacity and delays, shortages of shipping containers and chassis, natural disasters and severe weather conditions, trade conflicts and labor availability constraints, which have resulted in increased transportation costs, shortages of raw materials, components and commodities, inefficient order fulfillment and significant order backlogs. Supply chain disruptions due to pandemic events and compounding factors, which may also include capacity constraints, effects of economic downturn, cybersecurity threats, geopolitical uncertainties and other related interferences could have a material adverse effect on our business, financial condition, cash flows and results of operations.

The inability to attract and retain key personnel or a sufficient workforce could have a material adverse effect on our business, financial condition, cash flows and results of operations.
Our ability to operate our business and implement our strategies depends, in part, on the efforts of our executive officers and other key associates. Low unemployment and tight labor markets have impacted and may continue to negatively impact our ability to retain a sufficient workforce of qualified personnel. The labor shortage, increased competition in the hiring market, high employee turnover rates and the resulting impacts of increased recruitment costs, wages and training and related inefficiencies, have disrupted and may continue to disrupt our ability to meet consumer demands and expectations. Our future success depends, in large part, on our ability to attract and retain qualified personnel, including manufacturing personnel, sales professionals and engineers. The unexpected loss of services of any of our key personnel or the failure to attract or retain other qualified personnel, including personnel with engineering and technical expertise in the industry, could have a material adverse effect on our business, financial condition, cash flows and results of operations.
We may not be able to execute on our long-term strategic plan and growth initiatives, or meet our long-term financial goals, and this may have a material adverse effect on our business, financial condition, cash flows and results of operations.
Our long-term strategic plan is intended to generate long-term value for our shareholders while delivering profitable growth through all our business segments. The long-term financial goals that we expect to achieve as a result of our long-term strategic plan and organic growth initiatives are based on certain assumptions, which may prove to be incorrect. We cannot provide any assurance that we will be able to fully execute on our strategic plan or growth initiatives, which are subject to a variety of risks including our ability to: diversify the product offerings of our non-trailer businesses, including continuing to expand and develop our parts and services offerings; leverage acquired businesses and assets to grow sales with our existing products; design, develop, and commercialize new products to meet the needs of our customers; increase the pricing of our products and services to offset cost increases and expand gross margins; scale our manufacturing capacity and resources to efficiently meet customer demand; and execute potential future acquisitions, mergers, joint ventures, and other business development opportunities. If we are unable to successfully execute on our strategic plan, we may experience increased competition, material adverse financial consequences and a decrease in the value of our stock. Additionally, our management’s attention to the implementation of the strategic plan, which includes our efforts at diversification, may distract them from implementing our core business which may also have material adverse financial consequences.
Our strategic initiatives may not be successfully executed, which could have a material adverse effect on our business, financial condition, cash flows and results of operations.
In addition to our commitment to long-term profitable growth within each of our existing reporting segments, our strategic initiatives include a focus on diversification, both organic and strategic, to continue to transform us into a lean innovation leader of engineered solutions with a higher growth and margin profile and successfully deliver a greater value to our shareholders. Organically, our focus is on profitably growing and diversifying our operations by leveraging our existing assets, capabilities, and technology into higher margin products and markets and thereby providing value-added customer solutions, including continuing to expand and develop our parts & services operating segment. Strategically, we continue to focus on becoming a more diversified industrial manufacturer, broadening the product portfolio we offer, the customers and end markets we serve, and our geographic reach.
Some of our existing diversification efforts are in the early growth stages and future success is largely dependent on continued customer adoption of our new product solutions and customer base and distribution channel expansion. We also expect future acquisitions and joint ventures to form a key component of strategic diversification. Diversification through acquisitions and joint ventures involve identifying and executing on transactions and managing successfully the integration and growth of companies and products, all of which involve significant resources and risk of failure. Diversification efforts put a strain on our administrative, operational and financial resources and make the determination of optimal resource allocation difficult. If our efforts to diversify the business organically and/or strategically do not meet our expectations, it could have a material adverse effect on our business, financial condition, cash flows and results of operations.
Volatility in the supply of vehicle chassis and other vehicle components could have a material adverse effect on our truck body product line.
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
We have longstanding relationships with a number of large customers to whom we supply our products. We do not have long-term agreements with these customers. Our success is dependent, to a significant extent, upon the continued strength of these relationships and the growth of our core customers. We often are unable to predict the level of demand for our products from these customers, or the timing of their orders. In addition, the same economic conditions that adversely affect us also often adversely affect our customers. Furthermore, we are subject to a concentration of risk as the five largest customers together accounted for approximately 30% of our aggregate net sales in 2021. Over the previous three years, no customer has individually accounted for greater than 10% of our annual aggregate net sales. The loss of a significant customer or unexpected changes or delays in product purchases could have a material adverse effect on our business, financial condition, cash flows and results of operations.
Significant competition in the industries in which we operate may result in our competitors offering new or better products and services or lower prices, which could have a material adverse effect on our business, financial condition, cash flows and results of operations.
The industries in which we participate are highly competitive. We compete with other manufacturers of varying sizes, some of which have substantial financial resources. Manufacturers compete primarily on the quality of their products, customer relationships, service availability and price. Manufacturing over-capacity and high leverage of some of our competitors, along with bankruptcies and financial stresses that affected the industry, have in the past contributed, and may in the future contribute to significant pricing pressures.
If we are unable to successfully compete with other manufacturers, we could lose customers and our revenues may decline. In addition, competitive pressures in the industry may affect the market prices of our new and used equipment, which, in turn, may have a material adverse effect on our business, financial condition, cash flows and results of operations.
Our truck body product lines compete in the highly competitive specialized vehicle industry which may impact its financial results.
The competitive nature of the specialized vehicle industry creates a number of challenges for our truck body products. Important factors include product pricing, quality of product, lead times, geographic proximity to customers, and the ability to manufacture a product customized to customer specifications. Specialized vehicles are produced by a number of smaller, regional companies which create product pricing pressures that could have a material adverse effect on our business, financial condition, cash flows and results of operations.
Our technology and products may not achieve market acceptance or competing products could gain market share, which could have a material adverse effect on our business, financial condition, cash flows and results of operations.
We continue to optimize and expand our product offerings to meet our customers’ needs. While we target product development to meet customer needs, there is no assurance that our product development efforts will be embraced and that we will meet our strategic goals, including sales projections. Companies in the truck transportation industry, a very fluid industry in which our customers primarily operate, make frequent changes to maximize their operations and profits.
A number of our competitors followed our leadership in the development and use of composite sidewalls that brought them into direct competition with our DuraPlate® products. Our product development is focused on maintaining our leadership for these products but competitive pressures may erode our market share or margins. We hold U.S. and foreign patents and patent applications on various components and techniques utilized in our manufacturing of transportation equipment and products with expiration dates ranging from 2022 to 2041. We continue to take steps to protect our proprietary rights in our products and the processes used to produce them. However, the steps we have taken may not be sufficient or may not be enforced by a court of law. If we are unable to protect our intellectual properties, other parties may attempt to copy or otherwise obtain or use our products or technology. If competitors are able to use our technology, our ability to effectively compete could be harmed and this could have a material adverse effect on our business, financial condition, cash flows and results of operations. In addition, litigation related to intellectual property could result in substantial costs and efforts which may not result in a successful outcome.

Disruption of our manufacturing operations could have a material adverse effect on our business, financial condition, cash flows and results of operations.
We manufacture our van trailer products at two facilities in Lafayette, Indiana, a flatbed trailer facility in Cadiz, Kentucky, a hardwood floor facility in Harrison, Arkansas, three liquid-transportation systems facilities in New Lisbon, Wisconsin; Fond du Lac, Wisconsin; and Queretaro, Mexico, two engineered products facilities in New Lisbon, Wisconsin; and Elroy, Wisconsin, five truck body facilities in Goshen, Indiana; Cleburne, Texas; Griffin, Georgia; Jonestown, Pennsylvania; and Moreno Valley, California, produce composite products in Lafayette, Indiana, and produce our EcoNexTM products in Little Falls, Minnesota. Our production at these facilities could be subject to disruptions which may include work stoppages, severe weather, natural disaster or other catastrophic events beyond our control. An unexpected disruption in our production at any of these facilities for any length of time could have a material adverse effect on our business, financial condition, cash flows and results of operations. Similarly, if one or more of our customers experiences an unexpected disruption, that customer may reduce or halt purchases of our products, which could result in reduced production or other cost-reduction initiatives at our related manufacturing facilities.
We rely significantly on information technology to support our operations and if we are unable to protect against service interruptions or security breaches, it could have a material adverse effect on our business, financial condition, cash flows and results of operations.
We depend on a number of information technologies, some of which are managed by third parties, to integrate departments and functions, enhance the ability to service customers, improve our control environment, and manage our cost reduction initiatives. We also collect and store certain sensitive data in data centers owned by third parties and on information technology networks. The secure maintenance and operation of these data centers and information technology networks is critical for our business operations and strategy. We have put in place a number of systems, processes, and practices designed to protect against the failure of our technologies, as well as the misappropriation, exposure or corruption of the information stored thereon. Unintentional service disruptions or intentional actions such as intellectual property theft, cyber-attacks, unauthorized access or malicious software, may lead to such misappropriation, exposure or corruption if our protective measures prove to be inadequate. Any issues involving these critical business applications and infrastructure may adversely impact our ability to manage operations and the customers we serve. We could also encounter violations of applicable law or reputational damage from the disclosure of confidential business, customer, or employee information or the failure to protect the privacy rights of our employees in their personal identifying information. In addition, the disclosure of non-public information could lead to the loss of our intellectual property and diminished competitive advantages. Should any of the foregoing events occur, we may be required to incur significant costs to protect against damage caused by these disruptions or security breaches in the future, any of which could have a material adverse effect on our business, financial condition, cash flows and results of operations.
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
Our ability to manage our business and conduct operations internationally is subject to a number of risks, including the following:
▪Challenges caused by distance, language and cultural differences and by doing business with foreign agencies and governments;

▪Uncertainty regarding liability for services and content;
▪Currency exchange rate fluctuations and our ability to manage these fluctuations;
▪Foreign exchange controls that might prevent us from repatriating cash earned outside the U.S.;
▪Import and export requirements that may prevent us from shipping products or providing services to a particular market and may increase our operating costs;
▪Potentially adverse tax consequences; and
▪Different expectations regarding working hours, work culture and work-related benefits.
Compliance with complex foreign and U.S. laws and regulations that apply to international operations may increase our cost of doing business and could expose us or our employees to fines, penalties and other liabilities. These numerous and sometimes conflicting laws and regulations include import and export requirements, content requirements, trade restrictions, tax laws, environmental laws and regulations, sanctions, internal and disclosure control rules, data privacy requirements, labor relations laws, and U.S. laws such as the Foreign Corrupt Practices Act and substantially equivalent local laws prohibiting corrupt payments to governmental officials and/or other foreign persons. Any violation of the laws and regulations that apply to our operations and properties could result in, among other consequences, fines, environmental and other liabilities, criminal sanctions against us, our officers or our employees, and prohibitions on our ability to offer our products and services to one or more countries, could materially damage our reputation, brand, and business, our efforts to diversify our business, and our ability to attract and retain employees, and could have a material adverse effect on our business, financial condition, cash flows and results of operations.
Changes in U.S. trade policy, including the imposition of tariffs and the resulting consequences, may have a material adverse effect on our business, financial condition, cash flows and results of operations.
The U.S. government previously announced, and in some cases implemented, an approach to trade policy that includes renegotiating or potentially terminating certain trade agreements, as well as implementing or increasing tariffs on foreign goods and raw materials such as steel and aluminum. These tariffs and potential tariffs have resulted, or may result, in increased prices for certain imported goods and raw materials. While we source the majority of our materials and components domestically, tariffs and potential tariffs have caused, and may continue to cause, increases and volatility in prices for domestically sourced goods and materials that we require for our products, particularly aluminum and steel. When the costs of our components and raw materials increase, we may not be able to hedge or pass on these costs to our customers, which could have a material adverse effect on our business, financial condition, cash flows and results of operations.
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
We have a substantial amount of goodwill and purchased intangible assets on our balance sheet as a result of acquisitions. As of December 31, 2021, goodwill allocated to our TS and P&S segments was approximately $120.5 million (or 64% of our total goodwill) and $67.9 million (or 36% of our total goodwill), respectively. The carrying value of goodwill represents the fair value of an acquired business in excess of identifiable assets and liabilities as of the acquisition date. The carrying value of other long-lived intangible assets represents the fair value of trademarks and trade names (until the non-cash impairment charge discussed below), customer relationships and technology as of the acquisition date, net of accumulated amortization. Under generally accepted accounting principles, goodwill is required to be reviewed for impairment at least annually, or more frequently if potential interim indicators exist that could result in impairment, and other long-lived intangible assets require review for impairment only when indicators exist. Approximately $28.3 million of non-cash impairment charges are included in our 2021 results related to trade name and trademark intangible assets associated with non-Wabash trade names or brand names which we no longer plan to use. If any business conditions or other factors cause profitability or cash flows to significantly decline, we may be required to record an additional non-cash impairment charge, which could adversely affect our operating results. Events and conditions that could result in impairment include a prolonged period of global economic weakness, a decline in economic conditions or a slow, weak economic recovery, sustained declines in the price of our common stock, adverse changes in the regulatory environment, adverse changes in the market share of our products, adverse changes in interest rates, or other factors leading to reductions in the long-term sales or profitability that we expect.
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
Our ability to fund our working capital needs and capital expenditures, and our ability to pay dividends on our common stock, is limited by the net cash provided by operations, cash on hand and available borrowings under our Revolving Credit Agreement (as defined below). Declines in net cash provided by operations, increases in working capital requirements necessitated by an increased demand for our products and services, decreases in the availability under the Revolving Credit Agreement or changes in the credit our suppliers provide to us, could rapidly exhaust our liquidity.
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

If our cash flows and capital resources are insufficient to fund our debt service obligations, and other cash requirements, we could face substantial liquidity problems and could be forced to reduce or delay capital expenditures or to sell assets or operations, seek additional capital or restructure or refinance our indebtedness. We may not be able to effect any such alternative measures, if necessary, on commercially reasonable terms or at all and, even if successful, such alternative actions may not allow us to meet our scheduled debt service obligations. The indenture governing the New Senior Notes and the Revolving Credit Agreement (each, as defined below) restrict (a) our ability to dispose of assets and use the proceeds from any such dispositions and (b) the Company’s and our subsidiaries’ ability to raise debt or certain equity capital to be used to repay our indebtedness when it becomes due. We may not be able to consummate those dispositions or to obtain proceeds in an amount sufficient to meet any debt service obligations then due.
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
As of December 31, 2021, we had approximately $433.1 million of total indebtedness, and approximately $186.3 million of additional borrowings were available and undrawn under the Revolving Credit Agreement (as defined below). We also have other contractual obligations and currently pay a regular quarterly dividend of $0.08 per share, or approximately $4.0 million in the aggregate per quarter.
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
Tax rates in various jurisdictions may be subject to significant change. Changes in tax legislation could significantly impact our overall profitability, the provisions for income taxes, the amount of taxes payable and our deferred tax asset and liability balances.
Provisions of the New Senior Notes could discourage a potential future acquisition of us by a third party.
Certain provisions of the New Senior Notes could make it more difficult or more expensive for a third party to acquire us. Upon the occurrence of certain transactions constituting a fundamental change, holders of the New Senior Notes will have the right, at their option, to require us to repurchase all of their New Senior Notes, as applicable, or any portion of the principal amount of such New Senior Notes, as applicable. In addition, the indentures governing the New Senior Notes prohibit us from engaging in certain mergers or acquisitions unless, among other things, the surviving entity assumes our obligations under the New Senior Notes. These and other provisions of the New Senior Notes could prevent or deter a third party from acquiring us even where the acquisition could be beneficial to our stockholders.

Our New Senior Notes indenture and Revolving Credit Agreement contain restrictive covenants that, if breached, could limit our financial and operating flexibility and subject us to other risks.
Our New Senior Notes indenture and Revolving Credit Agreement include customary covenants limiting our ability to, among other things, pay cash dividends, incur debt or liens, redeem or repurchase stock, enter into transactions with affiliates, merge, dissolve, repay subordinated indebtedness, make investments and dispose of assets. As required under our Revolving Credit Agreement, we are required to maintain a minimum fixed charge coverage ratio of not less than 1.0 to 1.0 as of the end of any period of 12 fiscal months when excess availability under the facility is less than 10% of the total revolving commitment.
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
As of December 31, 2021, we believe we are in compliance with the provisions of our New Senior Notes indenture and our Revolving Credit Agreement. Our ability to comply with the various terms and conditions in the future may be affected by events beyond our control, including prevailing economic, financial and industry conditions.
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
ITEM 1B—UNRESOLVED STAFF COMMENTS
None.

ITEM 2—PROPERTIES
We have manufacturing and retail operations located throughout the United States as well as a facility in Mexico. Properties owned by Wabash are subject to security interests held by our lenders. We believe the facilities we are now using, as well as any planned capacity expansions, are adequate and suitable for our current business operations and the currently foreseeable level of operations. The following table provides information regarding the locations of our major facilities. In addition to the locations listed below, we have other facilities in the United States.

Location	Owned or Leased	Description of Primary Activities at Location	Primary Segment and Products
Cadiz, Kentucky	Owned/Leased	Manufacturing	Transportation Solutions (Platform Trailers)
Cleburne, Texas	Owned/Leased	Manufacturing	Transportation Solutions and Parts & Services (Truck Bodies)
Fond du Lac, Wisconsin	Owned	Manufacturing	Transportation Solutions and Parts & Services (Tank Trailers)
Goshen, Indiana	Owned	Manufacturing	Transportation Solutions and Parts & Services (Truck Bodies)
Griffin, Georgia	Owned	Manufacturing	Transportation Solutions and Parts & Services (Truck Bodies)
Jonestown, Pennsylvania	Owned/Leased	Manufacturing	Transportation Solutions and Parts & Services (Truck Bodies)
Lafayette, Indiana	Owned/Leased	Corporate Headquarters, Manufacturing	Transportation Solutions and Parts & Services (Van Trailer Products)
Moreno Valley, California	Owned/Leased	Manufacturing	Transportation Solutions (Truck Bodies)
New Lisbon, Wisconsin	Owned	Manufacturing	Transportation Solutions and Parts & Services (Tank Trailers & Engineered Products)
San Jose Iturbidé, Mexico	Owned	Manufacturing	Transportation Solutions (Tank Trailers)

ITEM 3—LEGAL PROCEEDINGS
As of December 31, 2021, we were named as a defendant or were otherwise involved in numerous legal proceedings and governmental examinations, in connection with the conduct of our business activities, in various jurisdictions, both in the United States and internationally. On the basis of information currently available to us, management does not believe that existing proceedings and investigations will have a material impact on our consolidated financial condition or liquidity if determined in a manner adverse to the Company. However, such matters are unpredictable, and we could incur judgments or enter into settlements for current or future claims that could materially and adversely affect our financial statements. Costs associated with the litigation and settlements of legal matters are reported within General and administrative expenses in the Consolidated Statements of Operations.
Environmental Disputes
In August 2014, we received notice as a potentially responsible party (“PRP”) by the South Carolina Department of Health and Environmental Control (the “DHEC”) pertaining to the Philip Services Site located in Rock Hill, South Carolina pursuant to the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and corresponding South Carolina statutes. PRPs include parties identified through manifest records as having contributed to deliveries of hazardous substances to the Philip Services Site between 1979 and 1999. The DHEC’s allegation that we were a PRP arises out of four manifest entries in 1989 under the name of a company unaffiliated with Wabash National Corporation (or any of its former or current subsidiaries) that purport to be delivering a de minimis amount of hazardous waste to the Philip Services Site “c/o Wabash National Corporation.” As such, the Philip Services Site PRP Group (the “PRP Group”) notified us in August 2014 that it was offering us the opportunity to resolve any liabilities associated with the Philip Services Site by entering into a Cash Out and Reopener Settlement Agreement (the “Settlement Agreement”) with the PRP Group, as well as a Consent Decree with the DHEC. We accepted the offer from the PRP Group to enter into the Settlement Agreement and Consent Decree, while reserving our rights to contest its liability for any deliveries of hazardous materials to the Philips Services Site. The requested settlement payment is immaterial to our financial condition and results of operations, and as a result, if the Settlement Agreement and Consent Decree are finalized, the payment to be made by us thereunder is not expected to have a material adverse effect on our financial condition or results of operations.
On November 13, 2019, we received a notice that we were considered one of several PRPs by the Indiana Department of Environmental Management (“IDEM”) under CERCLA and state law related to substances found in soil and groundwater at a property located at 817 South Earl Avenue, Lafayette, Indiana (the “Site”). We have never owned or operated the Site, but the Site is near certain of our owned properties. We have agreed to implement a limited work plan to further investigate the source of the contamination at the Site and have worked with IDEM and other PRPs to finalize the terms of the work plan. We submitted our initial site investigation report to IDEM during the third quarter of 2020, indicating that the data collected by our consultant confirmed that our properties are not the source of contamination at the Site. IDEM issued to the PRPs a request for a Further Site Investigation (“FSI”) work plan, and with IDEM’s permission we submitted a Work Plan Addendum on December 17, 2020 for limited additional groundwater sampling work in lieu of a full FSI work plan. IDEM approved the Work Plan Addendum and the additional work was completed in 2021. We submitted to IDEM the final, written report in December 2021, which states our position that we are not a responsible party and have no liability for any contamination. As of December 31, 2021, based on the information available, we do not expect this matter to have a material adverse effect on our financial condition or results of operations.
ITEM 4—MINE SAFETY DISCLOSURES
Not Applicable.
PART II
ITEM 5—MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Information Regarding our Common Stock
Our common stock is traded on the New York Stock Exchange under the ticker symbol “WNC.” The number of record holders of our common stock at February 16, 2022 was 547.
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

Performance Graph
The following graph shows a comparison of cumulative total returns for an investment in our common stock, the S&P 500 Composite Index and the Dow Jones Transportation Index. It covers the period commencing December 31, 2016 and ending December 31, 2021. The graph assumes that the value for the investment in our common stock and in each index was $100 on December 31, 2016.
Comparative of Cumulative Total Return
December 31, 2016 through December 31, 2021
among Wabash National Corporation, the S&P 500 Index,
and the Dow Jones Transportation Index

	Base Period December 31,	Indexed Returns Years ended December 31,
Company/Index	2016	2017	2018	2019	2020	2021
Wabash National Corporation	$100.00	$138.69	$85.00	$98.12	$116.61	$134.22
S&P 500 Index	$100.00	$119.42	$111.97	$144.31	$167.77	$212.89
Dow Jones Transportation Index	$100.00	$117.34	$101.40	$120.54	$138.29	$182.20
Purchases of Our Equity Securities
In August 2021, the Company announced that the Board of Directors approved the repurchase of an additional $150 million in shares of common stock over a three-year period. This authorization was an increase to the previous $100 million repurchase programs approved in November 2018, February 2017, and February 2016. The repurchase program is set to expire in August 2024. Stock repurchases under this program may be made in the open market or in private transactions at times and in amounts determined by the Company. During the fourth quarter of 2021, there were 649,630 shares repurchased pursuant to our repurchase program. As of December 31, 2021, $136.1 million remained available under the program. Additionally, for the quarter ended December 31, 2021, there were 5,498 shares surrendered or withheld to cover minimum employee tax withholding obligations generally upon the vesting of restricted stock awards.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Amount That May Yet Be Purchased Under the Plans or Programs ($ in millions)
October 2021	108,635	$15.80	108,297	$146.0
November 2021	236,446	$18.01	233,373	$141.8
December 2021	310,047	$18.50	307,960	$136.1
Total	655,128	$17.88	649,630	$136.1

ITEM 6—RESERVED
ITEM 7—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) describes the matters that we consider to be important to understanding the results of our operations for each of the two years in the period ended December 31, 2021, and our capital resources and liquidity as of December 31, 2021. Our discussion begins with a COVID-19 update as well as our assessment of the condition of the North American trailer industry along with a summary of the actions we have taken to strengthen the Company. We then analyze the results of our operations for the last two years, including the trends in the overall business and our operating segments, followed by a discussion of our cash flows and liquidity, capital markets events and transactions, our debt obligations, and our contractual commitments. We also provide a review of the critical accounting judgments and estimates that we have made that we believe are most important to an understanding of our MD&A and our consolidated financial statements. We conclude our MD&A with information on recent accounting pronouncements that we adopted during the year, if any, as well as those not yet adopted that may have an impact on our financial accounting practices, if any.
We have historically managed our business in three segments: Commercial Trailer Products (“CTP”), Diversified Products (“DPG”), and Final Mile Products (“FMP”). We began our One Wabash organizational transformation during the first quarter of 2020 to better align our resources and processes on serving the customer and enable long-term growth. In connection with the substantial completion of the One Wabash strategic initiatives during the third quarter of 2021, including organizational and structural changes as well as portfolio rationalization, beginning in September 2021 we realigned our operating and reportable segments based on how the Chief Operating Decision Maker (“CODM”) manages the business, allocates resources, makes operating decisions, and evaluates operating performance. Based on this realignment, we established two operating and reportable segments: Transportation Solutions (“TS”) and Parts & Services (“P&S”), and eliminated the historical CTP, DPG, and FMP segments.
While we have historically generated a small portion of our revenue and profitability from streams like aftermarket parts, repair and maintenance services, and upfitting and equipment services, historically these businesses existed scattered throughout the Company’s siloed organization structure. During the One Wabash transformation that culminated with segment realignment, we brought these previously siloed businesses together to leverage our strengths and better reach the customer, which included shifting significant resources and talent to lead these parts and services businesses. We continue to formulate aggressive plans that now underpin growth initiatives under the One Wabash approach.
Additional information related to the composition of our segments is included below.
▪Transportation Solutions: The TS segment comprises the design and manufacturing operations for the Company’s transportation-related equipment and products. This includes dry and refrigerated van trailers, platform trailers, and the Company’s wood flooring production facility, all of which were previously reported in the CTP segment. The Company’s EcoNex™ products that were historically included in both the CTP and FMP segments are now reported in the TS segment. In addition, the TS segment includes tank trailers and truck-mounted tanks that were historically reported in the DPG segment. Finally, truck-mounted dry and refrigerated bodies and service and stake bodies that were previously reported in the FMP segment are also in the TS segment.
▪Parts & Services: The P&S segment is comprised of each of the Company’s historical segments’ parts and services businesses as well as the upfitting component of our truck bodies business. In addition, the Company’s Composites business, which focuses on the use of DuraPlate® composite panels beyond the semi-trailer market, is also part of the P&S segment (previously reported in the DPG segment). Finally, the P&S segment includes the Company’s Engineered Products business (previously reported in the DPG segment), including stainless-steel storage tanks and silos, mixers, and processors for a variety of end markets. Growing and expanding the parts and services businesses is a key strategic initiative for the Company moving forward.
Refer to Note 19 for additional discussion and information regarding segments and to Note 5 for the impact thereof to the evaluation of recorded goodwill balances. Also, see the “Products” section in Part I, Item 1, “Business”, of this Annual Report on 10-K for the year ended December 31, 2021 for details related to each segment’s product offerings.
For discussion of results of operations for the year ended December 31, 2020 to the results of operations for the year ended December 31, 2019, see Part II, Item 7,—”Management's Discussion and Analysis of Financial Condition and Results of Operations” of our 2020 Annual Report on Form 10-K, filed with the SEC on February 25, 2021.

COVID-19 Update
In March 2020, a global pandemic was declared by the World Health Organization (the “WHO”) related to COVID-19. This pandemic created significant uncertainties and disruptions in the global economy. We are closely monitoring the pandemic and remain focused on the health and safety of our employees, as well as the health of our business. In addition, we track, evaluate, and manage our operating plans in light of the most recent developments including the changes to best practice guidelines by health experts, the availability of vaccines, the drop in new cases in the United States, and changing local, state, and federal requirements. Further, we remain focused on maintaining business continuity and ensuring our facilities remain operational where safe and appropriate to do so. We are also monitoring and preparing for potential vaccine and testing mandates that may be announced or implemented in jurisdictions in which our businesses operate.
The safety and well-being of our employees have been, and will remain, our highest priorities. In early March 2020, we assembled a pandemic response team to manage the changes necessary to adapt to the rapidly-changing environment. This response team continues to meet with our senior leadership team to provide updates and continuously monitor the most recent developments. Actions we have taken to protect our employees include, but are not limited to:
▪We implemented pandemic continuity plans.
▪We continue to evaluate best-practice safety guidelines by recognized health experts.
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
The COVID-19 pandemic has continued to cause supply chain, labor, and raw material constraints that impact global markets. As a result, we have experienced inflation across our supply chain, increased freight and logistic costs, and volatility in connection with labor shortages. While the global market downturn and overall impacts on our operations are expected to be temporary, the duration of the impacts cannot be estimated at this time. Should the disruptions continue for an extended period of time or worsen, the impact on our production, supply chain, demand for our products, and overall business could have a material adverse effect on our results of operations, financial condition, and cash flows.
Refer to Part I, Item 1A, “Risk Factors” for additional information regarding the potential impact of the COVID-19 pandemic on the Company.
Executive Summary
The most recent estimates from industry forecasters ACT Research Co. (“ACT”) and FTR Associates (“FTR”) indicate total United States trailer production levels for 2021 of approximately 266,000 and 265,000, respectively, which represent increases of approximately 29% and 26%, respectively, from 2020 production levels. We enter 2022 with continued uncertainty of the full impact of the COVID-19 pandemic, particularly around supply chain disruptions and labor shortages. However, the outlook for the overall trailer market is strong, and we believe our backlog of orders provides a solid foundation as we enter 2022. Current estimates from ACT and FTR for 2022 United States trailer production are 298,000 and 315,000, respectively, representing increases from 2021 of approximately 12% and 19%, respectively. These increases are generally in-line with our expectations as trailer manufacturers prepare to ramp-up production for strong 2022 demand, and we believe that these estimates for production will remain above replacement demand over the next several years.
In addition, ACT is forecasting annual new trailer production levels for 2023, 2024, 2025, and 2026 of approximately 332,000, 309,000, 295,000, and 286,000, respectively. While these estimates are more historically consistent production levels in the trailer industry, industry forecasters note that certain issues, such as supply chain disruptions and staffing challenges, could impact these estimates. We believe we are well positioned to capitalize on strong demand in 2022.

Despite the continued uncertainty of the full impact of the COVID-19 pandemic, as well as supply chain disruptions and labor shortages, we believe we have maintained a solid position from a liquidity perspective over the last two years. While we are focused in the near-term on executing on increased demand in 2022, we also continue to work on strategic initiatives to profitably grow the Company in the long-term. This includes our plans to add 20% more dry van manufacturing capacity beginning in 2023, which will be achieved by ramping down traditional refrigerated trailer capacity and converting the floor space to create additional dry van production. These plans remain on track, and allow us to go-to-market with a portfolio-based selling approach that leverages the breadth of our products. In addition, our near-term plan to scale our EcoNexTM technology within refrigerated vans, truck bodies, and other transportation and logistics related products also remains on track. We believe that continuing to bring new technologies to market combined with our focus on building out adjacent revenue opportunities will provide us with opportunities for growth.
The Company’s operating performance throughout 2021 highlights the success of our adaptability, balanced growth, and diversification initiatives, which are driven by our long-term strategic plan to transform the Company into an innovation leader of engineered solutions for the transportation, logistics, and distribution industries that help customers move goods from the first to final mile. We will also continue to maintain our focus and expertise in lean and six sigma optimization initiatives to support a higher growth and margin profile as One Wabash. Operating income in 2021 totaled $33.5 million and operating margin was 1.9%, which are increases from 2020 driven in part by higher sales and stronger demand for our products. Additional discussion related to financial results are included in the “Results of Operations” section below.
In addition to our commitment to sustain profitable growth within each of our existing reporting segments, our long-term strategic initiatives include a focus on diversification efforts, both organic and strategic, to continue to transform Wabash into a lean, innovation leader of engineered solutions with a higher growth and margin profile and successfully deliver a greater value to our shareholders. Our strategy is centered around our ability to scale core competencies by growing in and around core markets with known customers. Key strategic initiatives include, but are not limited to, cold chain, e-commerce and logistics, and parts and services. Our ability to generate solid margins and cash flows and a healthy balance sheet should position the Company with ample resources to (1) fund our internal capital needs to support both organic growth and productivity improvements, (2) optimize our debt leverage ratios, (3) return capital to shareholders, and (4) selectively pursue strategic acquisitions. We continue our internal effort to strategically identify potential acquisition targets that we believe can create shareholder value and accelerate our growth and diversification efforts, while leveraging our strong competencies in manufacturing execution, sourcing and innovative engineering leadership to assure strong value creation. Organically, our focus is on profitably growing and diversifying our operations through leveraging our existing assets, capabilities, and technology into higher margin products and markets and thereby providing value-added customer solutions.
Throughout 2021, we demonstrated our commitment to be responsible stewards of the business by maintaining a balanced approach to capital allocation. Even with continued uncertainty of the full impact of the COVID-19 pandemic, our operational performance, healthy backlog and industry outlook, and financial position provided us the opportunity to take specific actions as part of the ongoing commitment to prudently manage the overall financial risks of the Company, returning capital to our shareholders, and deleveraging our balance sheet. These actions included repurchasing $65.4 million of common stock under the share repurchase program approved by our Board of Directors and paying dividends of $16.4 million. In addition, as further described in the “Liquidity and Capital Resources” section below, in October, 2021 we closed on an offering of $400 million in aggregate principal amount of unsecured Senior Notes due 2028 (the “New Senior Notes”). We used the net proceeds of the New Senior Notes and a portion of the $50 million draw from the increased capacity under our Revolving Credit Agreement to fund the redemption in full of the Senior Notes due 2025 and to repay in full the $108.8 million of outstanding borrowings under the New Term Loan Credit Agreement. Prior to the October, 2021 activity described above, during the second quarter of 2021, we made principal payments totaling $30.0 million under the New Term Loan Credit Agreement. Collectively, these actions demonstrate our confidence in the financial outlook of the Company and our ability to generate cash flow, both near and long term, and reinforce our overall commitment to deliver shareholder value while maintaining the flexibility to continue to execute our strategic plan for profitable growth and diversification.

In addition to overall industry risks, there are downside risks relating to issues with both the domestic and global economies, including the housing, energy and construction-related markets in the U.S. Other potential risks as we proceed into 2022 primarily relate to our ability to effectively manage our manufacturing operations, including ongoing labor shortages, disruption of our supply chain, and our overall business with the expected increase in production to meet demand. In addition, the cost of raw materials, commodities, and components are also potential risks as we enter 2022 with increased demand. Significant increases in the cost of certain commodities, raw materials or components have had, and may continue to have, an adverse effect on our results of operations. As has been our practice, we will endeavor to pass raw material and component price increases to our customers in addition to continuing our cost management and hedging activities in an effort to minimize the risk that changes in material costs could have on our operating results. In addition, we rely on a limited number of suppliers for certain key components and raw materials in the manufacturing of our products, including tires, landing gear, axles, suspensions, aluminum extrusions, chassis and specialty steel coil. At the current and expected demand levels, there may be additional or increased shortages of supplies of raw materials or components which would have an adverse impact on our ability to meet demand for our products. Despite these risks, we believe we are well positioned to capitalize on the expected strong overall demand levels while maintaining or growing margins through improvements in product pricing as well as productivity and other operational excellence initiatives.
As we enter 2022, we will continue to adjust to changes in the current environment, preserve the strength of our balance sheet, prioritize the safety of our employees, and ensure the liquidity and financial well-being of the Company. We believe we remain well-positioned for both near-term and long-term success in the trailer industry because: (1) our core customers are among the major participants in the trucking industry; (2) our technology and innovation provides value-added solutions for our customers by reducing trailer operating costs, improving revenue opportunities, and solving unique transportation problems; (3) our Wabash Management System (“WMS”) principles and processes and enterprise-wide lean efforts drive focus on the interconnected processes that are critical for success across our business; (4) our significant brand recognition, including our January 2022 rebranding as Wabash®, presence throughout North America, and the utilization of our extensive dealer network to market and sell our products; and (5) our One Wabash approach to create a consistent, superior experience for all customers who seek our solutions in the transportation, logistics, and distribution markets. By continuing to be an innovation leader in the transportation, logistics, and distribution industries we expect to leverage our existing assets and capabilities into higher margin products and markets by delivering value-added customer solutions.
Operating Performance
We generally measure our operating performance in five key areas – Safety/Morale, Quality, Delivery, Cost Reduction, and Environment. We maintain a continuous improvement mindset in each of these key performance areas.
Safety/Morale. The safety of our employees is our number one priority. We demonstrate this core value by working on innovations to protect the people who operate our equipment and partnering with others to promote higher standards in transportation and manufacturing. We continually focus on reducing the severity and frequency of workplace injuries to create a safe environment for our employees and minimize workers compensation costs. We believe that our improved environmental, health and safety management translates into higher labor productivity and lower costs as a result of less time away from work and improved system management. See the “Human Capital Resources and Management” section in Part I, Item 1, "Business" of this Annual Report on Form 10-K for additional detail on our commitment to safety and human capital.
Quality. Our commitment to quality and safety is backed by a robust concern reporting system and associated processes. Any Wabash National employee can report a potential safety-related concern that could cause unreasonable risk of harm to our customers. Potential or reported safety concerns are routed to a cross-functional Product Safety Team that includes members from Quality, Warranty, Engineering, Sales and Strategic Sourcing. The Product Safety Team investigates submissions and serves as an initial filter of potential safety issues. Issues that need to be escalated are sent to the Product Safety Council, which consists of executive team members who will coach and give final direction to the Product Safety Team. We monitor product quality on a continual basis through a number of means for both internal and external performance as follows:
▪Internal performance.  Key process indicators for our quality measurement include both First Time Quality (“FTQ”) and Defects Per Unit (“DPU”). FTQ is a performance metric that measures the impact of all aspects of the business on our ability to ship our products at the end of the production process and DPU is a measurement of defects found at the end of the production process. As with previous years, the expectations of the highest quality product continue to increase while maintaining FTQ performance and reducing rework. In addition, we currently maintain ISO 9001 registrations at our Lafayette, Indiana (since 2012) and Cadiz, Kentucky facilities (since 2014).

▪External performance.  We actively track our warranty claims and costs to identify and drive improvement opportunities in quality and reliability. Early life cycle warranty claims for our van trailers are trended for performance monitoring. Using a unit-based warranty reporting process to track performance and document failure rates, early life cycle warranty units per 100 trailers shipped averaged approximately 1.9, 2.0, and 2.4 units in 2021, 2020 and 2019, respectively. Continued low claim rates have been driven by our successful execution of continuous improvement programs centered on process variation reduction and responding to the input from our customers. We expect that these activities will continue to drive down our total warranty cost profile.
In addition to managing a robust quality management system for Wabash’s operations for internal and external performance, we expect suppliers to meet certain standards of quality, engineering, delivery, and management. Our supplier audit process is a comprehensive assessment performed at the supplier’s facility focusing on their system capabilities and how they measure to Wabash’s established requirements. Based on a supplier’s overall rating, action plans are developed to identify improvement opportunities, corrective actions, and timelines to ensure proper closure. Results of each audit are captured in our Supplier Development and Quality database. The process is applied to both direct and indirect suppliers based on a number of selection criteria, such as a new supplier to Wabash, a new supplier facility, a current supplier with significant growth opportunities, or a current supplier experiencing significant performance issues.
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
▪We continue to remain focused on the availability of labor and any potential challenges as we enter 2022 and look to increase our operational capacity to meet the demand in the transportation, logistics, and distribution markets. We expect to continue to add additional labor during 2022 to support our operations and production to meet expected demand.
▪During the past several years, we have focused on productivity enhancements within manufacturing assembly and sub-assembly areas through developing the capability for mixed model production. These efforts have resulted in improvements to the mixed model production in our Lafayette, Indiana, Goshen, Indiana, Cadiz, Kentucky, and San José Iturbide, Mexico facilities.
▪Through deployment of the Wabash Management System (“WMS”), all of our business reporting segments have focused on increasing velocity at all our manufacturing locations. We have engaged in extensive lean training and over the last two years have deployed purposeful capital to accelerate our productivity initiatives.
▪Our manufacturing leadership teams have developed competencies to isolate process constraints, and then address those constraints through multiple avenues that drive additional throughput and cost reductions.
Cost Reduction and our Operating System. The WMS allows us to develop and scale high standards of excellence across the organization. We believe in our One Wabash approach and standardized processes to drive and monitor performance inside our manufacturing facilities. Continuous improvement is a fundamental component of our operational excellence focus. Our focus on leveraging One Wabash and the WMS mindset across the Company, for example, has allowed us to make strides in all areas of manufacturing including safety, quality, on-time delivery, cost reduction, employee morale, and environment. We continue to maintain focus on continuous improvement. In the past two years, we made adjustments throughout our processes to align variable and fixed costs with capacity, and created leaner internal processes in multiple areas. In addition, we continued to invest capital in our processes to reduce variable cost, lowered inherent safety risk in our processes, improved overall consistency in our manufacturing processes, and maintained our assets to capitalize on any economic and/or industry upswings. Finally, we took actions to align our business portfolio with our broader strategic plan.
Environment. We have been on a sustainability journey since the Company’s inception. Uniquely incentivized to improve product designs by utilizing new composite materials to reduce the weight and improve the durability of our products, we are a leader in creating value for customers by facilitating improved fuel efficiency and ensuring the quality and longevity of our equipment. We commit to our employees, customers and shareholders to manage all of our business activities in a responsible manner with respect for the environment through pollution prevention and with our highest priority being the health and safety of our employees. Energy conservation efforts are another critical part of our commitment to continuous improvement and environmental stewardship, and we require energy conservation efforts across all of our facilities. This policy includes improving operational efficiency as well as upgrading to energy-conserving equipment where possible.

We demonstrate our commitment to sustainability by maintaining ISO 14001 registration of our Environmental Management System at our Lafayette, Indiana; Cadiz, Kentucky; San José Iturbide, Mexico; and Harrison, Arkansas locations. In 2005, our Lafayette, Indiana facility was one of the first trailer manufacturing operations in the world to be ISO 14001 registered. Being ISO 14001 registered requires us to demonstrate quantifiable and third-party verified environmental improvements. In addition, our San José Iturbide, Mexico facility was recognized with Clean Industry certification from Mexico’s Federal Agency of Environmental Protection for adhering to environmental care in its manufacturing processes. During 2020, our recycling programs and use of recycled materials saved 221,000 cubic yards of landfill space (an increase of 80,000 cubic yards compared to 2019), 49,000,000 kilowatt-hours of electricity (a decrease of 103,000,000 kilowatt-hours compared to 2019), 45,000 metric tons of greenhouse gas emissions (a decrease of 28,000 metric tons compared to 2019), and 26,000 mature trees (an increase of 3,000 mature trees compared to 2019). In addition, in January 2022 we were recognized among Newsweek’s America’s Most Responsible Companies 2022.
In addition, manufacturers across multiple industries choose our proprietary DuraPlate® composite technology for its versatility and strength. Each DuraPlate® panel and product contains between 15% and 30% post-consumer resin (“PCR”). By using PCR in the manufacture of DuraPlate®, Wabash has diverted more than 1 billion plastic bottles from landfills. Furthermore, at the end of the product lifespan, DuraPlate® is 100% recyclable.
Our 2020 Corporate Responsibility Report is available on our website (ir.onewabash.com) and references the ongoing environmental, social, and governance (ESG) initiatives that demonstrate our commitment to sustainability and social responsibility. The content on any website referred to in this Annual Report on Form 10-K is not incorporated by reference into this Annual Report on Form 10-K unless expressly noted.
Industry Trends
Trucking in the U.S., according to the American Trucking Association (“ATA”), was estimated to be a $732.3 billion industry in 2020, representing approximately 80% of the total U.S. transportation industry revenue. From a financial (e.g., value) industry perspective, this represents a decrease of approximately 7.5% from ATA’s 2019 estimate but is consistent with the prior year as a percentage of the total U.S. transportation industry revenue (80%). Furthermore, ATA estimates that approximately 72.5% of all domestic freight tonnage in 2020 was carried by trucks, and 300.1 billion miles were traveled by registered trucks in 2019. Trailer demand is a direct function of the amount of freight to be transported. To monitor the state of the industry, we evaluate a number of indicators related to trailer manufacturing and the transportation industry. Recent trends we have observed include the following:
Transportation / Trailer Cycle. The trailer industry generally follows the transportation industry cycles. Data related to new trailer shipments over the last nine years is shown below.

	2013	2014	2015	2016	2017	2018	2019	2020	2021
New Trailer Shipments	234,000	269,000	308,000	286,000	290,000	323,000	328,000	210,000	263,000
Year-Over-Year Change (%)	1%	15%	14%	(7)%	1%	11%	2%	(36)%	25%
The most recent estimates from industry forecasters ACT Research Co. (“ACT”) and FTR Associates (“FTR”) indicate total United States trailer production levels for 2021 of approximately 266,000 and 265,000, respectively, which represent increases of approximately 29% and 26%, respectively, from 2020 production levels. We enter 2022 with continued uncertainty of the full impact of the COVID-19 pandemic, particularly around supply chain disruptions and labor shortages. However, the outlook for the overall trailer market is strong, and we believe our backlog of orders provides a solid foundation as we enter 2022. Current estimates from ACT and FTR for 2022 United States trailer production are 298,000 and 315,000, respectively, representing increases from 2021 of approximately 12% and 19%, respectively. These increases are generally in-line with our expectations as trailer manufacturers prepare to ramp-up production for strong 2022 demand, and we believe that these estimates for production will remain above replacement demand over the next several years.
In addition, ACT is forecasting annual new trailer production levels for 2023, 2024, 2025, and 2026 of approximately 332,000, 309,000, 295,000, and 286,000, respectively. While these estimates are more historically consistent production levels in the trailer industry, industry forecasters note that certain issues, such as supply chain disruptions and staffing challenges, could impact these estimates. We believe we are well positioned to capitalize on strong demand in 2022.
New Trailer Orders. According to ACT, total orders in 2021 were approximately 248,000 trailers, a 16% decrease from 294,000 trailers ordered in 2020. Total orders for the dry van segment, the largest within the trailer industry, were approximately 135,000, a decrease of 32% from 2020. These decreases are generally consistent with our expectations due to the supply chain issues and staffing shortfalls in the industry throughout 2021.
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
▪On December 3, 2019, CARB issued an official advisory notifying trailer manufacturers that CARB will be suspending enforcement of GHG2 trailer requirements until at least January 1, 2022, and will provide at least a 6-month written notice prior to commencement of enforcing GHG2. Additionally, CARB continues to process and approve voluntary applications during the suspension period. If we were to receive CARB’s 6-month advance notice of enforcement, more stringent van trailer standards would come into play in model years 2021, 2024, and 2027—requiring more advanced fuel efficiency technologies, such as rear boat tails and higher percentage improvement side skirts and tires. (While CARB’s 2021 requirements remain intact, they are not enforced—however, if we were to receive the 6-month advance notice of enforcement during 2022, the 2021 objectives would become the requirement.) CARB continues to suspend enforcement as a 6-month written notice has not been issued. We will continue preparations to become compliant if/when official notice has been received for commencement of the regulation.
▪On September 2, 2020, the Truck Trailer Manufacturers Association (“TTMA”) notified its members, including Wabash, that it had filed a motion in the United States Court of Appeals for the District of Columbia Circuit (the “Court”) asking for a Stay to the NHTSA GHG2 rules, which reflect the federal Phase 2 greenhouse gas emission standards. The hearing occurred on September 15, 2020, as scheduled, and on September 29, 2020, the ruling to Stay was granted by the Court. The Stay relates specifically to fuel economy regulations for truck trailers pending further order of the court. Therefore, Wabash and our customers are not required to take any action concerning any new specification-driven regulatory requirements in 2021.
▪On November 12, 2021, the U.S. Court of Appeals for the District of Columbia Circuit released its decision on the GHG2 rule making concerning trailers by rejecting the EPA and NHTSA’s attempt to include and regulate trailers in the GHG rules.
Other Developments. Other developments and potential impacts on the industry include:
▪The result of the U.S. Court of Appeals’ rejection of the EPA and NHTSA’s attempt to regulate trailers enables carriers to decide for themselves what emission-reducing equipment and technologies to specify on their trailers. While this reduces pressure off of the trailer manufacturers in the short term, CARB continues to seek additional states to join their position in attempting to drive regulation at the state level.
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

▪We expect that the majority of freight in our industry will continue to be moved by truck and, according to ATA, total freight transportation revenue is expected to increase from an estimated $1,083 billion in 2021 to $1,627 billion in 2032.
Results of Operations
The following table sets forth certain operating data as a percentage of net sales for the periods indicated:

	Years Ended December 31,
	2021	2020	2019
Net sales	100.0%	100.0%	100.0%
Cost of sales	89.1%	89.2%	86.8%
Gross profit	10.9%	10.8%	13.2%

General and administrative expenses	4.9%	6.3%	4.7%
Selling expenses	1.3%	1.7%	1.5%
Amortization of intangibles	1.3%	1.5%	0.9%
Impairment and other, net	1.5%	7.1%	—%
Income (loss) from operations	1.9%	(5.8)%	6.2%

Interest expense	(1.3)%	(1.6)%	(1.2)%
Other, net	(0.5)%	—%	0.1%
Income (loss) before income taxes	0.1%	(7.4)%	5.1%

Income tax expense (benefit)	—%	(0.8)%	1.2%
Net income (loss)	0.1%	(6.6)%	3.9%

2021 Compared to 2020
Net Sales
Net sales in 2021 increased $321.4 million, or 21.7%, compared to 2020. By business segment, net sales prior to intersegment eliminations and related trailer units sold were as follows (dollars in thousands):

	Year Ended December 31,		Change
	2021	2020	Amount	%
	(prior to elimination of intersegment sales)
Sales by Segment
Transportation Solutions	$1,633,319	$1,315,429	$317,890	24.2%
Parts & Services	177,166	179,474	(2,308)	(1.3%)
Eliminations	(7,217)	(13,014)
Total	$1,803,268	$1,481,889	$321,379	21.7%

New Units Shipped	(units)
Trailers	45,365	36,615	8,750	23.9%
Truck bodies	16,560	13,430	3,130	23.3%
Total	61,925	50,645	11,280	22.3%

Used Units Shipped	(units)
Trailers	95	600	(505)	(84.2%)

TS segment sales, prior to the elimination of intersegment sales, were $1,633.3 million in 2021, an increase of $317.9 million, or 24.2%, compared to 2020. The increase in sales was primarily due to a 23.9% increase in new trailer shipments as 45,365 trailers were shipped in 2021 compared to 36,615 trailer shipments in 2020. New truck bodies shipped during 2021 totaled 16,560 compared to 13,430 truck bodies in the prior year period, an increase of 23.3%. The increase in new trailer shipments resulted in a 24% increase in new trailer revenue, driven by stronger demand for our dry and refrigerated van offerings as well as our platform trailers. The increase in new truck body shipments drove a 27% increase in new truck body revenue, also driven by stronger demand. Tank trailer shipments and related new trailer revenue were materially consistent year-over-year. Revenue per new trailer unit was materially consistent with the prior year, which was in part due to pricing actions to partially mitigate the increase in material costs.
P&S segment sales, prior to the elimination of intersegment sales, were $177.2 million in 2021, a decrease of $2.3 million, or 1.3%, compared to 2020. The overall decrease in sales for this segment is primarily attributable to the completion of 17 service location closures during 2021 that attributed to the decrease by approximately $18.5 million. In addition, we sold our Extract Technology® business during the second quarter of 2021, which resulted in a decrease in sales year-over-year of approximately $10.6 million. Excluding these decreases, P&S segment sales increased from the prior year primarily due to higher demand for our parts, services, and upfitting offerings as well as pricing increases.
Cost of Sales
Cost of sales was $1.6 billion in 2021, an increase of $284.7 million, or 21.5%, compared to 2020. Cost of sales is comprised of material costs, a variable expense, and other manufacturing costs, comprised of both fixed and variable expenses, including direct and indirect labor, outbound freight, overhead expenses, and depreciation.
TS segment cost of sales was $1,466.7 million in 2021, an increase of $274.6 million, or 23.0%, compared to 2020. The increase in cost of sales, which was primarily driven by higher sales and production volumes on account of stronger demand as well as higher commodity costs, was due to an increase in materials costs of $218.0 million, or 27%, and higher labor costs of approximately $53.6 million. An additional increase related to other manufacturing costs, including operating supplies and employee costs. These increases were partially offset by an overall decrease in fixed costs, due in part to higher volume leverage and the continued realization of cost containment measures implemented during 2020.
P&S segment cost of sales, prior to the elimination of intersegment sales, was $140.3 million in 2021, an increase of $3.0 million, or 2.2%, compared to 2020. The increase in cost of sales was driven by an increase in materials costs of approximately $19.2 million, or 23%. In addition, partially offsetting the increase in materials costs was the sale of our Extract Technology® business during the second quarter of 2021 and completion of 17 service location closures during 2021, which contributed to a decrease in labor and employee-related costs of approximately $8.8 million. There was also an overall decrease in fixed costs, due in part to the continued realization of cost containment measures implemented during 2020.
Gross Profit
Gross profit was $196.5 million in 2021, an increase of $36.7 million, or 23.0% from 2020. Gross profit as a percentage of sales, or gross margin, was 10.9% in 2021 as compared to 10.8% in 2020. Gross profit by segment was as follows (in thousands):

	Year Ended December 31,		Change
	2021	2020	$	%
Gross Profit by Segment
Transportation Solutions	$166,630	$123,314	$43,316	35.1%
Parts & Services	36,870	42,149	(5,279)	(12.5)%
Corporate and Eliminations	(7,033)	(5,709)	(1,324)
Total	$196,467	$159,754	$36,713	23.0%

TS segment gross profit was $166.6 million in 2021 compared to $123.3 million in 2020, an increase of $43.3 million. Gross profit, as a percentage of net sales prior to the elimination of intersegment sales, was 10.2% in 2021 as compared to 9.4% in 2020, an increase of 80 basis points. The overall increase in gross profit from the prior year period was primarily driven by an increase of $75.2 million in our dry vans products and an increase of $3.1 million for platforms, both of which were generally attributable to higher demand for these products compared to the prior year period. Gross profit for our truck body products was materially consistent with the prior year. The overall increase in gross profit as a percentage of net sales was largely due to higher volume leverage and in part as a result of our continued realization of cost containment measures implemented throughout 2020. Because of these reasons, along with a favorable product mix for a portion of 2021, gross profit as a percentage of net sales for 2021 increased compared to the prior year. These increases were partially offset by net decreases in our other product lines, primarily due to higher manufacturing costs as well as labor inefficiencies driven by supply chain disruptions.
P&S segment gross profit was $36.9 million in 2021 compared to $42.1 million in 2020. Gross profit, as a percentage of net sales prior to the elimination of intersegment sales, was 20.8% in 2021 compared to 23.5% in 2020, a decrease of 270 basis points. The overall decrease in gross profit and gross profit as a percentage of net sales for this segment is primarily attributable to the sale of our Extract Technology® business during the second quarter of 2021, which caused a decrease in gross profit in 2021 of approximately $2.9 million compared to 2020. We also completed the closure of 17 service locations during 2021 that attributed to the decrease by approximately $7.3 million. These decreases were offset by higher gross profit in our other parts, services, and upfitting offerings.
General and Administrative Expenses
General and administrative expenses were $88.8 million in 2021, a decrease of $3.9 million, or 4.2%, compared to 2020. The decrease from the prior year period was largely due to a decrease of approximately $6.2 million in employee-related costs, including benefits and incentive programs and severance costs. In addition, professional service expenses were lower by approximately $0.9 million, which was partially due to the expenses incurred in closing on the New Term Loan Credit Agreement during the third quarter of 2020. These decreases were partially offset by increases in outside service and education and training expenses of approximately $1.5 million and $0.6 million, respectively. General and administrative expenses, as a percentage of net sales, were 4.9% in 2021 compared to 6.3% in 2020. The decrease in general and administrative expenses as a percentage of net sales was due in part to our continued realization of cost containment measures implemented during 2020.
Selling Expenses
Selling expenses were $23.7 million in 2021, a decrease of $1.4 million, or 5.5%, compared to 2020. This decrease was primarily due to lower advertising and promotional expenses of approximately $1.7 million. In addition, there was a decrease in employee-related costs, including benefits and incentive programs, of approximately $1.3 million. These decreases were partially offset by higher outside services costs of $1.1 million. As a percentage of net sales, selling expenses were 1.3% in 2021 compared to 1.7% in 2020. The decrease in selling expenses as a percentage of net sales was due in part to our continued realization of cost containment measures implemented during 2020.
Amortization of Intangibles
Amortization of intangibles was $22.9 million in 2021 compared to $22.0 million in 2020. Amortization of intangibles for both periods was the result of expenses recognized for intangible assets recorded from the acquisitions of Walker in May 2012 (of which Extract Technology® was a part of prior to its sale in the second quarter of 2021), certain assets of Beall in February 2013 (which was sold during the fourth quarter of 2020), and Supreme in September 2017. The increase from the prior year period is attributable to certain of the intangible assets recorded from the acquisition of Supreme, which utilize the undiscounted cash flow method for amortization rather than the straight line method. This increase was partially offset by the Beall® and Extract Technology® divestitures as the intangible assets for these businesses were written-off as part of the sales.
Impairment and Other, Net
Impairment and other, net was $27.6 million during 2021 and $105.6 million during 2020. The current year activity was primarily attributable to non-cash impairment charges of approximately $28.3 million during the fourth quarter of 2021 related to trade name and trademark intangible assets due to the significant reduction in the related useful lives of these assets in connection with our rebranding initiative. In addition, during the second quarter of 2021 we sold our Extract Technology® business and recognized a gain on sale of approximately $1.9 million. This gain was partially offset by the impairment of unused and obsolete property, plant, and equipment assets during the first quarter of 2021 totaling approximately $0.8 million. Additional activity during 2021 relates to sales of property, plant, and equipment assets.
The prior year activity was primarily the result of impairment charges related to goodwill within the historical FMP and DPG segments totaling $106.7 million during the first quarter of 2020. These impairment charges were partially offset by the net gain on sale of property, plant, and equipment assets. In addition, during the fourth quarter of 2020 we closed on the divestiture of the Beall® brand of tank trailers and recognized a loss on sale of approximately $2.1 million.

Other Income (Expense)
Interest expense in 2021 totaled $23.1 million compared to $24.2 million in 2020. Interest expense during 2021 relates to interest and non-cash accretion charges on the New Term Loan Credit Agreement, Senior Notes due 2028, Senior Notes due 2025, and Revolving Credit Agreement. The decrease from the previous year is primarily due to repayment and refinancing activity during both 2021 and 2020, which is more fully described in Note 9 of the Notes to Consolidated Financial Statements.
Other, net for 2021 represented expense of $9.1 million as compared to income of $0.6 million for 2020. The expense in the current year is primarily attributable to debt extinguishment charges totaling $9.5 million from the redemption in full of the Senior Notes due 2025 and to repay in full the outstanding borrowings under the New Term Loan Credit Agreement (these financing transactions are described in more detail in Note 9 of the Notes to Consolidated Financial Statements). Income for the prior year period is primarily related to interest income, partially offset by debt extinguishment charges totaling $0.4 million related to repayment activity.
Income Taxes
We recognized income tax expense of $0.1 million in 2021 compared to an income tax benefit of $11.8 million in 2020. The effective tax rate for 2021 was 9.8% compared to 10.8% for 2020. The effective tax rate for 2021 differs from the U.S. Federal statutory rate of 21% primarily due to the impact of state and local taxes and discrete items, including stock-based compensation and tax credits. For 2020, the effective tax rate differs from the U.S. Federal statutory rate of 21% primarily due to the impact of state and local taxes, impairment of non-deductible goodwill, provisions related to the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), and discrete items related to stock-based compensation. Net refunds received for income taxes in 2021 were $0.5 million compared to net refunds received during 2020 of $4.7 million.
Liquidity and Capital Resources
Capital Structure
Our capital structure is comprised of a mix of debt and equity. As of December 31, 2021, our debt to equity ratio was approximately 1.3:1.0. Our long-term objective is to generate operating cash flows sufficient to support the growth within our businesses and increase shareholder value. This objective will be achieved through a balanced capital allocation strategy of sustaining strong liquidity, maintaining healthy leverage ratios, investing in the business, both organically and strategically, and returning capital to our shareholders. As of May 11, 2021, our Board of Directors designated a Finance Committee for the primary purpose of assisting the Board in its oversight of the Company’s capital structure, financing, investment, and other financial matters of importance to the Company.
Throughout 2021, and in keeping to this balanced approach, we repurchased $65.4 million of common stock under the share repurchase program approved by our Board of Directors and paid dividends of $16.4 million. In addition, as further described in the “Liquidity and Capital Resources” section below, in October, 2021 we closed on an offering of $400 million in aggregate principal amount of unsecured Senior Notes due 2028 (the “New Senior Notes”). We used the net proceeds of the New Senior Notes and a portion of the $50 million draw from the increased capacity under our Revolving Credit Agreement to fund the redemption in full of the Senior Notes due 2025 and to repay in full the $108.8 million of outstanding borrowings under the New Term Loan Credit Agreement. Prior to the October, 2021 activity described above, during the second quarter of 2021 we made principal payments totaling $30.0 million under the New Term Loan Credit Agreement. Collectively, these actions demonstrate our confidence in the financial outlook of the Company and our ability to generate cash flow, both near and long term, and reinforce our overall commitment to deliver shareholder value while maintaining the flexibility to continue to execute our strategic plan for profitable growth and diversification.
Despite continued uncertainty of the full impact of the COVID-19 pandemic, we believe we have maintained a solid position from a liquidity perspective over the last couple of years. Our liquidity position, defined as cash on hand and available borrowing capacity on the Revolving Credit Facility, amounted to $258.0 million as of December 31, 2021 and $384.0 million as of December 31, 2020, a decrease of 33%. This decrease is primarily attributable to a decrease in our cash balance as we ramp-up for 2022 production. For 2022, we expect to continue our commitment to fund our working capital requirements and capital expenditures, including our plans to add 20% more dry van manufacturing capacity beginning in 2023, which will be achieved by ramping down traditional refrigerated trailer capacity and converting the floor space to create additional dry van production. Along with the increased dry van manufacturing capacity, we will also maintain our assets to capitalize on any economic and/or industry upswings, while also responsibly returning capital to our shareholders. We will continue to move rapidly to adjust to the current environment to preserve the strength of our balance sheet, while prioritizing the safety of our employees and ensuring the liquidity and financial well-being of the Company.

Debt Agreements and Related Amendments
Senior Notes due 2028
On October 6, 2021, we closed on an offering of $400 million in aggregate principal amount of its 4.50% unsecured Senior Notes due 2028 (the “New Senior Notes”). The New Senior Notes were issued pursuant to an indenture dated as of October 6, 2021, by and among Wabash, certain subsidiary guarantors named therein (the “Guarantors”) and Wells Fargo Bank, National Association, as trustee (the “Indenture”). The New Senior Notes bear interest at the rate of 4.50% and pay interest semi-annually in cash in arrears on April 15 and October 15 of each year, beginning on April 15, 2022. The New Senior Notes will mature on October 15, 2028. At any time prior to October 15, 2024, we may redeem some or all of the New Senior Notes for cash at a redemption price equal to 100% of the aggregate principal amount of the New Senior Notes being redeemed plus an applicable make-whole premium set forth in the Indenture and accrued and unpaid interest to, but not including, the redemption date.
Prior to October 15, 2024, we may redeem up to 40% of the New Senior Notes at a redemption price of 104.500% of the principal amount, plus accrued and unpaid interest to, but not including, the redemption date, with the proceeds of certain equity offerings so long as if, after any such redemption occurs, at least 60% of the aggregate principal amount of the New Senior Notes remain outstanding. On and after October 15, 2024, we may redeem some or all of the New Senior Notes at redemption prices (expressed as percentages of principal amount) equal to 102.250% for the twelve-month period beginning on October 15, 2024, 101.125% for the twelve-month period beginning October 15, 2025 and 100.000% beginning on October 15, 2026, plus accrued and unpaid interest to, but not including, the redemption date. Upon the occurrence of a Change of Control (as defined in the Indenture), unless we have exercised its optional redemption right in respect of the New Senior Notes, the holders of the New Senior Notes will have the right to require us to repurchase all or a portion of the New Senior Notes at a price equal to 101% of the aggregate principal amount of the New Senior Notes, plus any accrued and unpaid interest to, but not including, the date of repurchase.
The New Senior Notes are guaranteed on a senior unsecured basis by all direct and indirect existing and future domestic restricted subsidiaries, subject to certain restrictions. The New Senior Notes and related guarantees are our and the Guarantors’ general unsecured senior obligations and will be subordinated to all of our and the Guarantors’ existing and future secured debt to the extent of the assets securing that secured obligation. In addition, the New Senior Notes are structurally subordinated to any existing and future debt of any of the our subsidiaries that are not Guarantors, to the extent of the assets of those subsidiaries.
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
The Indenture contains customary events of default, including payment defaults, breaches of covenants, failure to pay certain judgments and certain events of bankruptcy, insolvency and reorganization. If an event of default occurs and is continuing, the principal amount of the New Senior Notes, plus accrued and unpaid interest, if any, may be declared immediately due and payable. These amounts automatically become due and payable if an event of default relating to certain events of bankruptcy, insolvency or reorganization occurs. As of December 31, 2021, we were in compliance with all covenants, and while the duration and severity of the ongoing COVID-19 pandemic remain unknown at this time, we do not anticipate that the pandemic will impact our ability to remain in compliance with these covenants.
The sale of the New Senior Notes resulted in net proceeds of approximately $395 million, after deducting financing fees and other offering expenses. We used the net proceeds of the New Senior Notes and a portion of the $50 million draw from the increased capacity under the Revolving Credit Agreement to fund the redemption in full of the Senior Notes due 2025, to repay in full the $108.8 million of outstanding borrowings under the New Term Loan Credit Agreement, and to pay all related fees and expenses. Debt extinguishment charges totaling $9.1 million were recorded during the fourth quarter of 2021 in connection with the redemption in full of the Senior Notes due 2025 and the repayment in full of the outstanding borrowing under the New Term Loan Credit Agreement. The loss on debt extinguishment charges are included in Other, net in our Consolidated Statements of Operations.

Contractual coupon interest expense and accretion of fees for the New Senior Notes for the year ended December 31, 2021 were $4.3 million and $0.1 million, respectively, and are included in Interest expense in our Consolidated Statements of Operations.
Senior Notes due 2025
On September 26, 2017, we issued Senior Notes due 2025 (the “Old Senior Notes”) in an offering pursuant to Rule 144A or Regulation S under the Securities Act of 1933, as amended, with an aggregate principal amount of $325 million. The Old Senior Notes bore interest at the rate of 5.50% per annum from the date of issuance, and required interest to be paid semi-annually in cash on April 1 and October 1 of each year. We used the net proceeds of $318.9 million from the sale of the Old Senior Notes to finance a portion of the acquisition of Supreme and to pay related fees and expenses.
The Old Senior Notes were scheduled to mature on October 1, 2025. At any time prior to October 1, 2020, we could have redeemed some or all of the Old Senior Notes for cash at a redemption price equal to 100% of the aggregate principal amount of the Old Senior Notes being redeemed plus an applicable make-whole premium set forth in the indenture for the Old Senior Notes and accrued and unpaid interest to, but not including, the redemption date. Prior to October 1, 2020, we could have redeemed up to 40% of the Old Senior Notes at a redemption price of 105.50% of the principal amount, plus accrued and unpaid interest to, but not including, the redemption date, with the proceeds of certain equity offerings so long as if, after any such redemption occurs, at least 60% of the aggregate principal amount of the Old Senior Notes remained outstanding. On and after October 1, 2020, we could have redeemed some or all of the Old Senior Notes at redemption prices (expressed as percentages of principal amount) equal to 102.750% for the twelve-month period beginning on October 1, 2020, 101.375% for the twelve-month period beginning October 1, 2021 and 100.000% beginning on October 1, 2022, plus accrued and unpaid interest to, but not including, the redemption date. Upon the occurrence of a Change of Control (as defined in the indenture for the Old Senior Notes), unless we had exercised its optional redemption right in respect of the Old Senior Notes, the holders of the Old Senior Notes would have had the right to require us to repurchase all or a portion of the Old Senior Notes at a price equal to 101% of the aggregate principal amount of the Old Senior Notes, plus any accrued and unpaid interest to, but not including, the date of repurchase.
The Old Senior Notes were guaranteed on a senior unsecured basis by all direct and indirect existing and future domestic restricted subsidiaries, subject to certain restrictions. The Old Senior Notes and related guarantees were ours and the guarantors’ general unsecured senior obligations and are subordinate to all of our and the guarantors’ existing and future secured debt to the extent of the assets securing that secured obligation. In addition, the Old Senior Notes were structurally subordinate to any existing and future debt of any of our subsidiaries that were not guarantors, to the extent of the assets of those subsidiaries.
The indenture for the Old Senior Notes restricted our ability and the ability of certain of our subsidiaries to: (i) incur additional indebtedness; (ii) pay dividends or make other distributions in respect of, or repurchase or redeem, our capital stock or with respect to any other interest or participation in, or measured by, our profits; (iii) make loans and certain investments; (iv) sell assets; (v) create or incur liens; (vi) enter into transactions with affiliates; and (vii) consolidate, merge or sell all or substantially all of our assets. These covenants were subject to a number of important exceptions and qualifications. During any time when the Old Senior Notes were rated investment grade by Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Services and no event of default had occurred or was continuing, many of such covenants would have been suspended and we and our subsidiaries would not have been subject to such covenants during such period.
The indenture for the Old Senior Notes contained customary events of default, including payment defaults, breaches of covenants, failure to pay certain judgments and certain events of bankruptcy, insolvency and reorganization. If an event of default were to have occurred and continued, the principal amount of the Old Senior Notes, plus accrued and unpaid interest, if any, may have been declared immediately due and payable. These amounts would have automatically become due and payable if an event of default relating to certain events of bankruptcy, insolvency or reorganization occurred.
As described above, in October 2021 we used the net proceeds of the New Senior Notes and a portion of the $50 million draw from the increased capacity under the Revolving Credit Agreement to fund the redemption in full of the Old Senior Notes. Contractual coupon interest expense and accretion of discount and fees for the Old Senior Notes for the years ended December 31, 2021, 2020 and 2019, was $13.8 million, $18.6 million and $18.5 million, respectively and is included in Interest expense in our Consolidated Statements of Operations.
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
On September 28, 2020, we entered into the First Amendment to Second Amended and Restated Credit Agreement (the “First Amendment”) among us, certain of our subsidiaries party thereto, the lenders party thereto, and the Revolver Agent. The First Amendment primarily made conforming changes to the provisions in the Second Amended and Restated Credit Agreement to reflect modifications made under the new term loan credit agreement, which is described in more detail below.
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
The Revolving Credit Agreement is guaranteed by certain of our subsidiaries (the “Revolver Guarantors”) and is secured by (i) first priority security interests (subject only to customary permitted liens and certain other permitted liens) in substantially all personal property of the Borrowers and the Revolver Guarantors, consisting of accounts receivable, inventory, cash, deposit and securities accounts and any cash or other assets in such accounts and, to the extent evidencing or otherwise related to such property, all general intangibles, licenses, intercompany debt, letter of credit rights, commercial tort claims, chattel paper, instruments, supporting obligations, documents and payment intangibles (collectively, the “Revolver Priority Collateral”), and (ii) second-priority liens on and security interests in customary permitted liens and certain other permitted liens) (A) equity interests of each direct subsidiary held by the Borrowers and each Revolver Guarantor (subject to customary limitations in the case of the equity of foreign subsidiaries), and (B) substantially all other tangible and intangible assets of the Borrowers and the Revolver Guarantors including equipment, general intangibles, intercompany notes, insurance policies, investment property and intellectual property (in each case, except to the extent constituting Revolver Priority Collateral), but excluding real property (collectively, including certain material owned real property that does not constitute collateral under the Revolving Credit Agreement, the “Term Priority Collateral”). The respective priorities of the security interests securing the Revolving Credit Agreement and the New Term Loan Credit Agreement were governed by an Intercreditor Agreement, dated as of September 28, 2020, between the Revolver Agent and the Term Agent (as defined below), as amended (the “Intercreditor Agreement”). The Revolving Credit Agreement has a scheduled maturity date of December 21, 2023.
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
The Revolving Credit Agreement contains customary covenants limiting our ability and certain of our affiliates to, among other things, pay cash dividends, incur debt or liens, redeem or repurchase stock, enter into transactions with affiliates, merge, dissolve, repay subordinated indebtedness, make investments and dispose of assets. In addition, we will be required to maintain a minimum fixed charge coverage ratio of not less than 1.0 to 1.0 as of the end of any period of 12 fiscal months when excess availability under the Revolving Credit Agreement is less than 10% of the total revolving commitment. As of December 31, 2021, we were in compliance with all covenants, and while the duration and severity of the ongoing COVID-19 pandemic remain unknown at this time, we do not anticipate that the pandemic will impact our ability to remain in compliance with these covenants.
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
Our liquidity position, defined as cash on hand and available borrowing capacity on the Revolving Credit Facility, amounted to $258.0 million as of December 31, 2021 and $384.0 million as of December 31, 2020, a decrease of 33%.
During the fourth quarter of 2021, we drew $50.0 million under the Revolving Credit Agreement, a portion of which was used along with the proceeds of the New Senior Notes to fund the redemption in full of the Senior Notes due 2025, to repay in full the $108.8 million of outstanding borrowings under the New Term Loan Credit Agreement, and to pay all related fees and expenses of the New Senior Notes. We repaid $17.0 million under the Revolving Credit Agreement during the fourth quarter of 2021, and as of December 31, 2021 outstanding borrowings totaled $33.0 million.
During the three-month period ended March 31, 2020, we drew $45.0 million under the Revolving Credit Agreement as a precautionary measure in response to the uncertainty caused by the COVID-19 pandemic. During the second quarter of 2020, we repaid the $45.0 million in outstanding borrowings, and for the remainder of 2020 and as of December 31, 2020, there were no amounts outstanding under the Revolving Facility.
Interest expense under the Revolving Credit Agreement for the years ended December 31, 2021 and 2020 was approximately $0.6 million and $0.2 million, respectively. There was no interest expense under the Revolving Credit Agreement for the year ended December 31, 2019.
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
The New Term Loan Credit Agreement was guaranteed by certain of our subsidiaries (the “Term Loan Guarantors”) and was secured by (i) second priority security interests (subject only to the liens securing the Revolving Credit Agreement, customary permitted liens, and certain other permitted liens) in substantially all of our personal property and the Term Loan Guarantors, consisting of accounts receivable, inventory, cash, deposit and securities accounts and any cash or other assets in such accounts and, to the extent evidencing or otherwise related to such property, all general intangibles, licenses, intercompany debt, letter of credit rights, commercial tort claims, chattel paper, instruments, supporting obligations, documents and payment intangibles, and (ii) first priority security interests (subject only to customary permitted liens and certain other permitted liens) in (A) subject to certain limitations, equity interests of each direct subsidiary held by us and each Term Loan Guarantor, and (B) substantially all of our other tangible and intangible assets and the Term Loan Guarantors, including equipment, general intangibles, intercompany notes, investment property and intellectual property, but excluding real property. The respective priorities of the security interests securing the New Term Loan Credit Agreement and the Revolving Credit Agreement were governed by an Intercreditor Agreement, dated as of September 28, 2020, between the Term Agent and the Revolver Agent (the “Intercreditor Agreement”). The New Term Loan Credit Agreement had a scheduled maturity date of September 28, 2027. The loans under the New Term Loan Credit Agreement amortized in quarterly installments equal to 0.25% of the original principal amount of the term loans issued thereunder, with the balance payable at maturity.
Outstanding borrowings under the New Term Loan Credit Agreement bore interest at a rate, at our election, equal to (i) LIBOR (subject to a floor of 0.75% per annum) plus a margin of 3.25% per annum or (ii) a base rate plus a margin of 2.25% per annum.
The New Term Loan Credit Agreement contained customary covenants limiting our ability and our subsidiaries to, among other things, pay cash dividends, incur debt or liens, redeem or repurchase stock, enter into transactions with affiliates, merge, dissolve, pay off subordinated indebtedness, make investments and dispose of assets.
Subject to the terms of the Intercreditor Agreement, if the covenants under the New Term Loan Credit Agreement were to be breached, the lenders may, subject to various customary cure rights, require the immediate payment of all amounts outstanding and foreclose on collateral. Other customary events of default in the New Term Loan Credit Agreement included, without limitation, failure to pay obligations when due, initiation of insolvency proceedings, defaults on certain other indebtedness, and the incurrence of certain judgments that are not stayed, satisfied, bonded or discharged within 60 days.

As described above, in October 2021 we used the net proceeds of the New Senior Notes and a portion of the $50 million draw from the increased capacity under the Revolving Credit Agreement to repay in full the $108.8 million of outstanding borrowings under the New Term Loan Credit Agreement. In addition to the full repayment during the fourth quarter, during the second quarter of 2021 we made principal payments totaling $30.0 million and recognized loss on debt extinguishment charges of approximately $0.5 million. The extinguishment charges are included in Other, net in the Consolidated Statements of Operations.
For the years ended December 31, 2021, 2020, and 2019, under the New and Old Term Loan Credit Agreements we paid interest of $3.9 million, $4.8 million, and $7.8 million, respectively. For the years ended December 31, 2021, 2020, and 2019, we incurred charges of $0.2 million in each period for amortization of fees and original issuance discount which is included in Interest expense in the Consolidated Statements of Operations.
In September 2020, we used the net proceeds of $148.5 million from the New Term Loan Credit Agreement to pay off the outstanding principal under the Old Term Loan Credit Agreement of $135.2 million, repay a portion of our outstanding Senior Notes, and pay related fees and expenses. In connection with the pay off of the Old Term Loan Credit Agreement (specifically for those lenders that did not participate in the New Term Loan Credit Agreement) and partial repayment of the outstanding Senior Notes, we recognized a loss on debt extinguishment totaling approximately $0.2 million, which is included in Other, net in the Consolidated Statements of Operations. In addition, as further described in Note 20, during the fourth quarter of 2020 we sold our Beall® brand of tank trailers and associated assets. The net proceeds of approximately $11.2 million from the sale were used to pay down outstanding principal under the New Term Loan Credit Agreement. In connection with the pay down we recognized a loss on debt extinguishment totaling approximately $0.2 million. Our required quarterly principal payments through scheduled maturity under the New Term Loan Credit Agreement were satisfied in full with this prepayment. As of December 31, 2020, we had $138.8 million outstanding under the New Term Loan Credit Agreement, of which none was classified as current on our Consolidated Balance Sheets.
For the year ended December 31, 2019, we paid principal of $50.5 million and as a result recognized losses on debt extinguishment totaling approximately $0.2 million. The losses on debt extinguishment are included in Other, net on our Consolidated Statements of Operations.
Cash Flow
2021 compared to 2020
Cash used in operating activities for 2021 totaled $7.5 million, compared to cash provided by operating activities of $124.1 million in 2020. The cash used in operations during the current year was the result of net income adjusted for various non-cash activities, including depreciation, amortization, net gain on the sale of assets and business divestiture, deferred taxes, loss on debt extinguishment, stock-based compensation, impairment, accretion of debt discount, and a $94.5 million increase in our working capital. Changes in key working capital accounts for 2021 and 2020 are summarized below (in thousands):

	2021	2020	Change
(Use) source of cash:
Accounts receivable	$(80,879)	$71,436	$(152,315)
Inventories	(74,804)	21,099	(95,903)
Accounts payable and accrued liabilities	54,862	(28,266)	83,128
Net (use) source of cash	$(100,821)	$64,269	$(165,090)
Accounts receivable increased $80.9 million in 2021 and decreased $71.4 million for 2020. Days sales outstanding, a measure of working capital efficiency that measures the amount of time a receivable is outstanding, was approximately 33 days and 23 days for three months ended December 31, 2021 and 2020, respectively. The increase in accounts receivable for 2021 was primarily due to higher shipment volume during the current year, especially late in the fourth quarter, as well as the timing of customer payments. Inventories increased in 2021 by $74.8 million compared to a decrease in 2020 of $21.1 million. The overall increase in inventory for 2021 was primarily attributable to higher raw materials as we prepare to ramp-up production for strong 2022 demand. Our inventory turns, a commonly used measure of working capital efficiency that measures how quickly inventory turns per year, was approximately 6 times in both 2021 and 2020. Accounts payable and accrued liabilities increased $54.9 million in 2021 compared to a decrease of $28.3 million for 2020. Days payable outstanding, a measure of working capital efficiency that measures the amount of time a payable is outstanding, was 36 days in 2021 and 26 days in 2020. The increase in 2021 compared to 2020 was primarily due to higher purchases for increased 2022 production and the overall timing of payments.

Investing activities used $27.1 million during 2021 compared to $3.0 million used in 2020. Investing activities for 2021 included capital expenditures of $49.1 million to support maintenance, growth, and improvement initiatives at our facilities, including expenditures related to expanding our dry van manufacturing capacity beginning in 2023. Capital expenditures were partially offset by proceeds from the sale of assets and a business divestiture totaling $22.0 million. Cash used in investing activities in 2020 was primarily related to capital expenditures to support growth and improvement initiatives at our facilities totaling $20.1 million, partially offset by proceeds from the sale of assets and a business divestiture of $17.1 million.
Financing activities used $111.4 million during 2021, primarily related to the pay off of the New Term Loan Credit Agreement and the full repayment against our Senior Notes due 2025 totaling $453.8 million, both of which utilized net proceeds from our offering of Senior Notes due 2028. This activity was partially offset by net draws on our Revolving Credit Facility of $33.0 million. We also repurchased common stock of $66.7 million and paid cash dividends to our shareholders of $16.4 million. Financing activities used $44.0 million during 2020, primarily related to the pay off of the Old Term Loan Credit Agreement and repayments against our senior notes totaling $156.4 million, common stock repurchases totaling $18.9 million, and cash dividends paid to our shareholders of $17.3 million. In addition, during the fourth quarter of 2020 we made a prepayment under the New Term Loan Credit Agreement of $11.2 million.
Despite continued uncertainty of the full impact of the COVID-19 pandemic, we believe we have maintained a solid position from a liquidity perspective over the last two years. Our liquidity position, defined as cash on hand and available borrowing capacity on the Revolving Credit Facility, amounted to $258.0 million as of December 31, 2021 and $384.0 million as of December 31, 2020, a decrease of 33%. This decrease is primarily attributable to a decrease in our cash balance as we ramp-up for 2022 production. For 2022 we expect to continue our commitment to fund our working capital requirements and capital expenditures, including maintaining our assets to capitalize on any economic and/or industry upswings, while also responsibly returning capital to our shareholders. We will continue to move rapidly to adjust to the current environment to preserve the strength of our balance sheet, while prioritizing the safety of our employees and ensuring the liquidity and financial well-being of the Company.
Contractual Obligations and Commercial Commitments
A summary of our contractual obligations and commercial commitments, both on and off balance sheet, as of December 31, 2021 are as follows (in thousands):

	2022	2023	2024	2025	2026	Thereafter	Total
Debt:
Revolving Facility (due 2023)	$—	$33,035	$—	$—	$—	$—	$33,035
Senior Notes due 2028	—	—	—	—	—	400,000	400,000
Interest payments on Revolving Facility and Senior Notes due 2028[1]	18,447	18,435	18,000	18,000	18,000	32,250	123,132
Finance Leases (including principal and interest)	59	—	—	—	—	—	59
Total debt	18,506	51,470	18,000	18,000	18,000	432,250	556,226
Other:
Operating Leases	3,992	3,196	2,081	1,369	890	1,152	12,680
Total Other	3,992	3,196	2,081	1,369	890	1,152	12,680
Other Commercial Commitments:
Letters of Credit	5,702	—	—	—	—	—	5,702
Raw Material Purchase Commitments	129,600	—	—	—	—	—	129,600
Chassis Agreements and Programs	20,785	—	—	—	—	—	20,785
Total Other Commercial Commitments	156,087	—	—	—	—	—	156,087
Total Obligations	$178,585	$54,666	$20,081	$19,369	$18,890	$433,402	$724,993
1 Future interest payments on variable rate long-term debt (the Revolving Facility) are estimated based on the rate in effect as of December 31, 2021, and include only interest payments (not unused line fees).

Borrowings under the Revolving Facility bear interest at a variable rate based on the LIBOR or a base rate determined by the lender’s prime rate plus an applicable margin, as defined in the agreement. Any outstanding borrowings under the Revolving Facility bear interest at a rate, at our election, equal to (i) LIBOR plus a margin ranging from 1.25% to 1.75% or (ii) a base rate plus a margin ranging from 0.25% to 0.75%, in each case depending upon the monthly average excess availability under the Revolving Facility. We are required to pay a monthly unused line fee equal to 0.20% times the average daily unused availability along with other customary fees and expenses of our agent and lenders. During the fourth quarter of 2021, we drew $50.0 million under the Revolving Credit Agreement, a portion of which was used along with the proceeds of the New Senior Notes to fund the redemption in full of the Senior Notes due 2025, to repay in full the $108.8 million of outstanding borrowings under the New Term Loan Credit Agreement, and to pay all related fees and expenses of the New Senior Notes. We repaid $17.0 million under the Revolving Credit Agreement during the fourth quarter of 2021, and as of December 31, 2021 outstanding borrowings totaled $33.0 million.
The Senior Notes due 2028 bear interest at the rate of 4.5% per annum from the date of issuance, payable semi-annually on April 15 and October 15.
Finance leases represent future minimum lease payments including interest. Operating leases represent the total future minimum lease payments for leases that have commenced. As of December 31, 2021, obligations related to operating leases that we have executed but have not yet commenced were insignificant.
We have standby letters of credit totaling $5.7 million issued in connection with workers compensation claims and surety bonds.
We have $129.6 million in purchase commitments through December 2022 for various raw material commodities, including aluminum, steel, polyethylene and nickel as well as other raw material components which are within normal production requirements.
We, through our subsidiary Supreme, obtain most vehicle chassis for its specialized vehicle products directly from the chassis manufacturers under converter pool agreements. Chassis are obtained from the manufacturers based on orders from customers, and in some cases, for unallocated orders. The agreements generally state that the manufacturer will provide a supply of chassis to be maintained at the Company’s facilities with the condition that we will store such chassis and will not move, sell, or otherwise dispose of such chassis except under the terms of the agreement. In addition, the manufacturer typically retains the sole authority to authorize commencement of work on the chassis and to make certain other decisions with respect to the chassis including the terms and pricing of sales of the chassis to the manufacturer’s dealers. The manufacturer also does not transfer the certificate of origin to the Company nor permit the Company to sell or transfer the chassis to anyone other than the manufacturer (for ultimate resale to a dealer). Although the Company is party to related finance agreements with manufacturers, the Company has not historically settled, nor expects to in the future settle, any related obligations in cash. Instead, the obligation is settled by the manufacturer upon reassignment of the chassis to an accepted dealer, and the dealer is invoiced for the chassis by the manufacturer. Accordingly, as of December 31, 2021 the Company’s outstanding chassis converter pool with the manufacturer totaled $18.2 million and has included this financing agreement on the Company’s Consolidated Balance Sheets within Prepaid expenses and other and Other accrued liabilities. All other chassis programs through its Supreme subsidiary are handled as consigned inventory belonging to the manufacturer and totaled approximately $2.6 million. Under these agreements, if the chassis is not delivered to a customer within a specified time frame the Company is required to pay a finance or storage charge on the chassis. Additionally, the Company receives finance support funds from manufacturers when the chassis are assigned into the Company’s chassis pool. Typically, chassis are converted and delivered to customers within 90 days of the receipt of the chassis by the Company.
The total amount of gross unrecognized tax benefits for uncertain tax positions, including positions impacting only the timing of tax benefits, was $2.3 million at December 31, 2021. Payment of these obligations would result from settlements with taxing authorities. Due to the difficulty in determining the timing of settlements, these obligations are not included in the table above. We do not expect to make a tax payment related to these obligations within the next year that would significantly impact liquidity.
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
Impairment of Trade Name and Trademark Intangible Assets
As further described in Note 5 of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K, on January 10, 2022, we completed our review and approval of its plan for rebranding as Wabash®. As part of the planning process, we assessed our usage of trade names and brand names in connection with the long-term growth strategy as One Wabash. Under the plan as approved, we no longer plan to use certain trade names or brand names, and will predominantly use Wabash (or variations thereof) to refer to the Company. The decision resulted in non-cash impairment charges of approximately $28.3 million during the fourth quarter of 2021 related to trade name and trademark intangible assets due to the significant reduction in the related useful lives of these assets.
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
The process of evaluating goodwill for impairment is subjective and requires significant judgment at many points during the analysis. If we elect to perform an optional qualitative analysis, we consider many factors including, but not limited to, general economic conditions, industry and market conditions, financial performance and key business drivers, long-term operating plans, and potential changes to significant assumptions used in the most recent fair value analysis for the reporting unit. When performing a quantitative goodwill impairment test, we generally determine fair value using a combination of an income-based approach and a market-based approach. The fair value determination consists primarily of using significant unobservable inputs (Level 3) under the fair value measurement standards. We believe the most critical assumptions and estimates in determining the estimated fair value of our reporting units include, but are not limited to, the amounts and timing of expected future cash flows which is largely dependent on expected EBITDA margins, the discount rate applied to those cash flows, and terminal growth rates. The assumptions used in determining our expected future cash flows consider various factors such as historical operating trends and long-term operating strategies and initiatives. The discount rate used by each reporting unit is based on our assumption of a prudent investor’s required rate of return assuming the risk of investing in a particular company. The terminal growth rate reflects the sustainable operating income a reporting unit could generate in a perpetual state as a function of revenue growth, inflation, and future margin expectations.

Segment Realignment
As further described in Note 5 and Note 19 of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K, beginning in September 2021 we realigned our operating and reportable segments. Based on these changes, we have established two operating and reportable segments: Transportation Solutions (“TS”) and Parts & Services (“P&S”). These operating and reportable segments have also been determined to be the applicable reporting units for purposes of goodwill assignment and evaluation. In accordance with the relevant accounting guidance, we performed a quantitative impairment assessment of goodwill immediately prior to and subsequently following the change in segments and reporting units. The quantitative analyses did not result in any impairment charges as the fair value of each reporting unit exceeded the carrying value. In addition, as part of the change in segment structure, we reassigned goodwill from the historical Commercial Trailer Products (“CTP”), Diversified Products (“DPG”), and Final Mile Products (“FMP”) reporting units to the TS and P&S reporting units using a relative fair value allocation approach as required by the relevant accounting guidance.
Annual Goodwill Impairment Test
As of December 31, 2021, goodwill allocated to our TS and P&S segments was approximately $120.5 million and $67.9 million, respectively. Because of the recency and lack of changes with respect to market conditions and data assumptions used in the quantitative assessment performed in connection with the segment realignment discussed above, during the fourth quarter of 2021 we completed our annual goodwill impairment test using a qualitative assessment. As part of the qualitative analysis, we considered many factors including, but not limited to, general economic conditions, industry and market conditions, financial performance and key business drivers, long-term operating plans, and potential changes to significant assumptions used in the fair value analysis for each reporting unit (performed in connection with the segment realignment).
In connection with our segment realignment beginning in September 2021, as well as our annual goodwill impairment tests conducted during the fourth quarters of 2020 and 2019, we performed a quantitative assessment for each reporting unit utilizing a combination of the income and market approaches, the results of which we weighted evenly. No impairment was indicated as the fair value of each reporting unit exceeded its respective carrying value. We believe our TS and P&S segments and reporting units will generate sufficient future earnings based on the markets in which they participate as well as growth potential.
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
Goodwill Allocation for Extract Technology® (“Extract”)
As further described in Note 20 of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K, during the second quarter of 2021, we sold our Extract business that manufactured stainless steel isolators and downflow booths, as well as custom-fabricated equipment, including workstations and drum booths for the pharmaceutical, fine chemical, biotech, and nuclear end markets. Prior to the divestiture, Extract was an operating unit within the historical DPG reporting unit. In accordance with the relevant accounting guidance, as part of the sale we allocated $11.1 million of goodwill based upon the relative fair value of the Extract operating unit compared to the historical DPG reporting unit as a whole. This goodwill was included in the carrying value of the disposed assets and the resulting net gain recognized in connection with the sale. Prior to and subsequent to the divestiture, we performed an impairment assessment for the historical DPG reporting unit and concluded the fair value of the reporting unit continued to exceed the carrying value.
Goodwill Allocation for Beall®
As further described in Note 20 of the Notes to Consolidated Financial Statements in Part II Item 8 of this Form 10-K, during the fourth quarter of 2020, we sold our Beall® brand of tank trailers and associated assets. Prior to the divestiture Beall® was an operating unit within the Tank Trailers reporting unit. In accordance with the relevant accounting guidance, as part of the sale we allocated $4.7 million of goodwill based upon the relative fair value of the Beall® operating unit compared to the Tank Trailers reporting unit as a whole. This goodwill was included in the carrying value of the disposed assets and the resulting loss recognized in connection with the sale. Subsequent to the divestiture, we performed an impairment assessment for the Tank Trailers reporting unit and concluded the fair value of the reporting unit continued to exceed the carrying value.

2020 Interim Goodwill Impairment Test
Subsequent to December 31, 2019, our share price and market capitalization declined. In addition, as a result of the ongoing COVID-19 pandemic and related impact on our results of operations, we did not perform in-line with expectations. As a result, indicators of impairment were identified and we performed an interim quantitative assessment as of March 31, 2020, utilizing a combination of the income and market approaches, which were weighted evenly. Key assumptions used in the analysis were discount rates of 17.0% and 13.5% for the historical FMP reporting unit and historical Tank Trailers reporting unit (which was within the historical DPG segment), respectively, EBITDA margins, and a terminal growth rate of 3.0%. The results of the quantitative analysis indicated the carrying value of the historical FMP and historical Tank Trailers reporting units exceeded their respective fair values and, accordingly, goodwill impairment charges of $95.8 million and $11.0 million, respectively, were recorded during the first quarter of 2020. The goodwill impairment charges, which are based on Level 3 fair value measurements, are included in Impairment and other, net in the Consolidated Statements of Operations.
In addition, the results of the quantitative analysis performed as of March 31, 2020 indicated the fair value of the historical Process Systems reporting unit, which was within the historical DPG segment, exceeded the carrying value by approximately 3%. Key assumptions used in the analysis were a discount rate of 14.5%, EBITDA margin, and a terminal growth rate of 3.0%. The historical Process Systems reporting unit designed and manufactured a broad range of products, such as isolators, stationary silos, and downflow booths used in a number of unique markets, including the chemical, dairy, food and beverage, pharmaceutical and nuclear markets. We believe this historical reporting unit’s broad range of innovative products in unique industries will result in sufficient future earnings. Based on the results of the interim quantitative test, we performed sensitivity analyses around the key assumptions used in the analysis, the results of which were: (a) a 100 basis point decrease in the EBITDA margin used to determine expected future cash flows would have resulted in an impairment of approximately $4.6 million, (b) a 100 basis point increase in the discount rate would have resulted in an impairment of approximately $4.5 million, and (c) a 100 basis point decrease in the terminal growth rate would have resulted in an impairment of approximately $1.2 million.
Other
Inflation
Inflation impacts prices paid for labor, materials and supplies. Significant increases in the costs of production or certain commodities, raw materials, and components could have an adverse impact on our results of operations. As has been our practice, we will endeavor to offset the impact of inflation through selective price increases, productivity improvements, and hedging activities. Our ability to mitigate the impact of inflation through selective price increases may be limited by our strong backlog in cases of orders without inflation-based price adjustment provisions.
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
Commodity Price Risks
We are exposed to fluctuation in commodity prices through the purchase of various raw materials that are processed from commodities such as aluminum, steel, lumber, nickel, copper, and polyethylene. Given the historical volatility of certain commodity prices, this exposure can significantly impact product costs. We manage some of our commodity price changes by entering into fixed price contracts with our suppliers and through financial derivatives. To the extent that we are unable to offset the increased commodity costs in our product prices, our results would be materially and adversely affected. As of December 31, 2021, we had $129.6 million in raw material purchase commitments through December 2022 for materials that will be used in the production process, as compared to $86.9 million as of December 31, 2020. We typically do not set prices for our products more than 45-90 days in advance of our commodity purchases and can, subject to competitive market conditions and existing contracts, take into account the cost of the commodity in setting our prices for each order. As of December 31, 2021, a hypothetical ten percent change in commodity prices based on our raw material purchase commitments through December 2022 would result in a corresponding change in cost of goods sold over a one-year period of approximately $13.0 million. This sensitivity analysis does not account for the change in the competitive environment indirectly related to the change in commodity prices and the potential managerial action taken in response to these changes.
Interest Rates
As of December 31, 2021, we had $33.0 million of floating rate debt outstanding under our Revolving Facility. As further described throughout this Annual Report on Form 10-K for the year ended December 31, 2021, we repaid the outstanding balance in full under our New Term Loan Credit Agreement during the fourth quarter of 2021, which had a floating rate of interest. Based on the current borrowings under our Revolving Facility, a hypothetical 100 basis-point change in the floating interest rate would result in a corresponding change in interest expense over a one-year period of approximately $0.3 million. This sensitivity analysis does not account for the change in the competitive environment indirectly related to the change in interest rates and the potential managerial action taken in response to these changes.
Foreign Exchange Rates
We are subject to fluctuations in the Mexican peso exchange rates that impact transactions with our foreign subsidiaries, as well as U.S. denominated transactions between these foreign subsidiaries and unrelated parties. A ten percent change in the Mexican peso exchange rates would have an immaterial impact on our results of operations. We do not hold or issue derivative financial instruments for speculative purposes.

ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Wabash National Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Wabash National Corporation (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with US generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 24, 2022 expressed an unqualified opinion thereon.
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

Valuation of Goodwill
Description of the Matter
At December 31, 2021, the Company’s goodwill was $188.4 million. As discussed in Note 2 to the consolidated financial statements, goodwill is tested for impairment at the reporting unit level at least annually or whenever events or changes in circumstances indicate its carrying value may not be recoverable, including when there is a change in applicable reporting units.

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
Indianapolis, Indiana
February 24, 2022

WABASH NATIONAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$71,778	$217,677
Accounts receivable, net	176,511	101,301
Inventories	237,621	163,750
Prepaid expenses and other	43,795	63,036
Total current assets	529,705	545,764
Property, plant, and equipment, net	232,425	209,676
Goodwill	188,443	199,560
Intangible assets	114,441	166,887
Other assets	42,057	39,583
Total assets	$1,107,071	$1,161,470
Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$—	$—
Current portion of finance lease obligations	59	348
Accounts payable	173,950	104,425
Other accrued liabilities	115,316	130,980
Total current liabilities	289,325	235,753
Long-term debt	428,315	447,979
Finance lease obligations	—	30
Deferred income taxes	36,019	46,777
Other non-current liabilities	27,873	26,052
Total liabilities	781,532	756,591
Commitments and contingencies
Stockholders' equity:
Common stock, $0.01 par value: 200,000,000 shares authorized; 48,954,482 and 52,536,482 shares outstanding, respectively	759	755
Additional paid-in capital	653,978	644,695
Retained earnings	92,111	107,233
Accumulated other comprehensive income	859	7,633
Treasury stock, at cost: 27,013,275 and 23,004,607 common shares, respectively	(422,168)	(355,437)
Total stockholders' equity	325,539	404,879
Total liabilities and stockholders' equity	$1,107,071	$1,161,470

The accompanying notes are an integral part of these Consolidated Statements.

WABASH NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)

	Year Ended December 31,
	2021	2020	2019
Net sales	$1,803,268	$1,481,889	$2,319,136
Cost of sales	1,606,801	1,322,135	2,012,754
Gross profit	196,467	159,754	306,382
General and administrative expenses	88,807	92,740	108,274
Selling expenses	23,691	25,080	34,851
Amortization of intangible assets	22,858	21,981	20,471
Impairment and other, net	27,569	105,561	—
Income (loss) from operations	33,542	(85,608)	142,786
Other income (expense):
Interest expense	(23,128)	(24,194)	(27,340)
Other, net	(9,124)	588	2,285
Other expense, net	(32,252)	(23,606)	(25,055)
Income (loss) before income tax	1,290	(109,214)	117,731
Income tax expense (benefit)	126	(11,802)	28,156
Net income (loss)	$1,164	$(97,412)	$89,575

Net income (loss) per share:
Basic	$0.02	$(1.84)	$1.64
Diluted	$0.02	$(1.84)	$1.62
Weighted average common shares outstanding (in thousands):
Basic	50,684	52,945	54,695
Diluted	51,608	52,945	55,290

Dividends declared per share	$0.32	$0.32	$0.32
The accompanying notes are an integral part of these Consolidated Statements.

WABASH NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Dollars in thousands)

	Year Ended December 31,
	2021	2020	2019
Net income (loss)	$1,164	$(97,412)	$89,575
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	193	(316)	712
Unrealized (loss) gain on derivative instruments	(6,967)	11,927	(1,347)
Total other comprehensive (loss) income	(6,774)	11,611	(635)
Comprehensive (loss) income	$(5,610)	$(85,801)	$88,940

The accompanying notes are an integral part of these Consolidated Statements.

WABASH NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	Shares	Amount

Balances at December 31, 2018	55,135,788	$744	$629,039	$150,244	$(3,343)	$(302,835)	$473,849
Net income for the year				89,575			89,575
Foreign currency translation					712		712
Stock-based compensation	319,430	5	9,031				9,036
Stock repurchase	(2,072,798)					(33,707)	(33,707)
Common stock dividends				(17,978)			(17,978)
Unrealized loss on derivative instruments, net of tax					(1,347)		(1,347)
Common stock issued in connection with:
Stock option exercises	91,200	1	847				848
Balances at December 31, 2019	53,473,620	$750	$638,917	$221,841	$(3,978)	$(336,542)	$520,988
Net loss for the year				(97,412)			(97,412)
Foreign currency translation					(316)		(316)
Stock-based compensation	212,009	4	4,506				4,510
Stock repurchase	(1,262,459)					(18,895)	(18,895)
Common stock dividends				(17,196)			(17,196)
Unrealized gain on derivative instruments, net of tax					11,927		11,927
Common stock issued in connection with:
Stock option exercises	113,312	1	1,272				1,273
Balances at December 31, 2020	52,536,482	$755	$644,695	$107,233	$7,633	$(355,437)	$404,879
Net income for the year				1,164			1,164
Foreign currency translation					193		193
Stock-based compensation	145,118	2	7,057				7,059
Stock repurchase	(3,927,900)					(66,731)	(66,731)
Common stock dividends				(16,286)			(16,286)
Unrealized loss on derivative instruments, net of tax					(6,967)		(6,967)
Common stock issued in connection with:
Stock option exercises	200,782	2	2,226				2,228
Balances at December 31, 2021	48,954,482	$759	$653,978	$92,111	$859	$(422,168)	$325,539

The accompanying notes are an integral part of these Consolidated Statements.

WABASH NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net income (loss)	$1,164	$(97,412)	$89,575
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation	25,984	25,989	21,886
Amortization of intangibles	22,858	21,981	20,471
Net gain on sale of assets and business divestiture	(1,594)	(1,567)	(109)
Loss on debt extinguishment	9,504	396	165
Deferred income taxes	(8,147)	5,016	3,420
Stock-based compensation	7,059	4,509	9,036
Non-cash interest expense	1,082	1,112	1,045
Impairment	29,163	107,114	—
Accounts receivable	(80,879)	71,436	8,327
Inventories	(74,804)	21,099	(2,510)
Prepaid expenses and other	8,570	(2,875)	(3,809)
Accounts payable and accrued liabilities	54,862	(28,266)	(817)
Other, net	(2,292)	(4,398)	(396)
Net cash (used in) provided by operating activities	(7,470)	124,134	146,284
Cash flows from investing activities:
Capital expenditures	(49,105)	(20,131)	(37,645)
Proceeds from sale of assets and business divestiture	22,029	17,115	785
Net cash used in investing activities	(27,076)	(3,016)	(36,860)
Cash flows from financing activities:
Proceeds from exercise of stock options	2,228	1,273	848
Dividends paid	(16,435)	(17,324)	(17,797)
Borrowings under revolving credit facilities	50,823	45,794	619
Payments under revolving credit facilities	(17,788)	(45,794)	(619)
Principal payments under finance lease obligations	(319)	(327)	(308)
Borrowings under new senior notes	400,000	—	—
Principal payments against old senior notes	(315,000)	(10,000)	—
Borrowings under term loan credit facility, net of original issuance discount	—	148,500	—
Principal payments under term loan credit facility	(138,835)	(146,393)	(50,470)
Debt issuance costs paid	(9,296)	(791)	(164)
Stock repurchases	(66,731)	(18,895)	(33,707)
Net cash used in financing activities	(111,353)	(43,957)	(101,598)
Cash, cash equivalents, and restricted cash:
Net (decrease) increase in cash, cash equivalents, and restricted cash	(145,899)	77,161	7,826
Cash, cash equivalents, and restricted cash at beginning of period	217,677	140,516	132,690
Cash, cash equivalents, and restricted cash at end of period	$71,778	$217,677	$140,516
Supplemental disclosures of cash flow information:
Cash paid for interest	$22,040	$23,411	$26,234
Net (refunds received) cash paid for income taxes	$(467)	$(4,670)	$20,379

The accompanying notes are an integral part of these Consolidated Statements.

WABASH NATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. DESCRIPTION OF THE BUSINESS
Wabash National Corporation (the “Company” or “Wabash”) was founded in 1985 in Lafayette, Indiana as a dry van trailer manufacturer. The Company designs and manufactures a diverse range of products, including dry freight and refrigerated trailers, platform trailers, bulk tank trailers, dry and refrigerated truck bodies, structural composite panels and products, trailer aerodynamic solutions, and specialty food grade processing equipment. This diversification has been achieved through acquisitions, organic growth, and product innovation.
The One Wabash organizational transformation began during the first quarter of 2020 to better align resources and processes on serving the customer and to enable long-term growth. In connection with the substantial completion of the Company’s One Wabash strategic initiatives, including organizational and structural changes as well as portfolio rationalization, beginning in September 2021 the Company realigned its operating and reportable segments based on how the Chief Operating Decision Maker (“CODM”) manages the business, allocates resources, makes operating decisions, and evaluates operating performance. Based on this realignment, the Company has established two operating and reportable segments: Transportation Solutions (“TS”) and Parts & Services (“P&S”), and eliminated the historical Commercial Trailer Products (“CTP”), Diversified Products (“DPG”), and Final Mile Products (“FMP”) segments. Accordingly, historical segment operating information and disclosures have been revised to conform to the current period segment presentation. Refer to Note 19 for additional discussion regarding segments and to Note 5 for the impact thereof to the evaluation of recorded goodwill balances.
As further described in Item 1 of this Annual Report on Form 10-K, on January 10, 2022, the Company completed its review and approval of its plan for rebranding as Wabash®. As part of the planning process, the Company assessed its usage of trade names and brand names in connection with the long-term growth strategy as One Wabash. Under the plan as approved, the Company no longer plans to use certain trade names or brand names, and will predominantly use Wabash (or variations thereof) to refer to the Company. Refer to Note 5 for additional details regarding non-cash impairment charges related to trade name and trademark intangible assets as a result of the Company’s rebranding.
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

	Years ended December 31,
	2021	2020	2019
Balance at beginning of year	$536	$670	$665
Expected losses	10	362	282
Write-offs, net of recoveries	(117)	(496)	(277)
Balance at end of year	$429	$536	$670
Inventories. Inventories are stated at the lower of cost, determined on either the first-in, first-out or average cost method, or net realizable value. The cost of manufactured inventory includes raw material, labor and overhead.

Prepaid Expenses and Other. Prepaid expenses and other as of December 31, 2021 and 2020 consists of the following (in thousands):

	December 31,
	2021	2020
Chassis converter pool agreements	$18,185	$17,767
Income tax receivables	10,386	18,073
Insurance premiums & maintenance/subscription agreements	3,290	4,384
Assets held for sale	350	1,897
Commodity swap contracts	7,963	13,750
All other	3,621	7,165
	$43,795	$63,036
Chassis converter pool agreements represent chassis transferred to the Company on a restricted basis by the manufacturer, who retains the sole authority to authorize commencement of work on the chassis and to make certain other decisions with respect to the chassis including the terms and pricing of sales to the manufacturer’s dealers. Assets held for sale are related to property, plant, and equipment assets that are unused, are actively being marketed for sale, and for which sale is expected within the next 12 months. As further described in Note 10, commodity swap contracts relate to our hedging activities (that are in an asset position) to mitigate the risks associated with fluctuations in commodity prices. Insurance premiums and maintenance/subscription agreements are charged to expense over the contractual life, which is generally one year or less. Other items primarily consist of contract assets related to contracts for which the Company recognizes revenue on an over time basis and investments held by the Company’s captive insurance subsidiary. As of December 31, 2021 and 2020, there was no restricted cash included in prepaid expenses and other current assets.
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
As of December 31, 2021, goodwill allocated to the TS and P&S segments was approximately $120.5 million and $67.9 million, respectively. Because of the recency and lack of changes with respect to market conditions and data assumptions used in the quantitative assessment performed in connection with the segment realignment discussed in more detail in Note 5, during the fourth quarter of 2021 the Company completed its annual goodwill impairment test using a qualitative assessment. As part of the qualitative analysis, the Company considered many factors including, but not limited to, general economic conditions, industry and market conditions, financial performance and key business drivers, long-term operating plans, and potential changes to significant assumptions used in the fair value analysis for each reporting unit (performed in connection with the segment realignment).
During the fourth quarters of 2020 and 2019, the Company completed its annual goodwill impairment test using the quantitative assessment.

Except for the impairment charges during the first quarter of 2020, based on all assessments performed in each of the last three years the Company believed it was more likely than not that the fair value of its reporting units were greater than their carrying amount and no additional impairment of goodwill was recognized.
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
As further described in Note 5, in connection with the Company’s rebranding initiative the Company recorded non-cash impairment charges of approximately $28.3 million during the fourth quarter of 2021 related to trade name and trademark intangible assets due to the significant reduction in the related useful lives of these assets. Net intangible assets of approximately $1.3 million were written-off during the second quarter of 2021 in connection with the Extract® Technology divestiture. In addition, net intangible assets of approximately $1.1 million were written-off during the fourth quarter of 2020 in connection with the Beall® divestiture.
Other Assets. The Company capitalizes the cost of computer software developed or obtained for internal use. Capitalized software is amortized using the straight-line method over three to seven years. As of December 31, 2021 and 2020, the Company had software costs, net of amortization, of $4.2 million and $6.1 million, respectively. Amortization expense for 2021, 2020, and 2019 was $1.7 million, $2.0 million, and $1.7 million, respectively.
Warranties. The Company offers a limited warranty for its products with a coverage period that ranges between one and five years, except that the coverage period for DuraPlate® trailer panels is ten years. The Company passes through component manufacturers’ warranties to our customers. The Company’s policy is to accrue the estimated cost of warranty coverage at the time of the sale.
The following table presents the changes in the product warranty accrual included in Other accrued liabilities (in thousands):

	2021	2020
Balance as of January 1	$20,570	$22,575
Provision for warranties issued in current year	5,061	4,334
Net adjustment to warranty accrual	(170)	(228)
Payments	(3,416)	(6,111)
Balance as of December 31	$22,045	$20,570
Self Insured Liabilities. The Company is self-insured up to specified limits for medical and workers’ compensation coverage. The self-insurance reserves have been recorded to reflect the undiscounted estimated liabilities, including claims incurred but not reported, as well as catastrophic claims as appropriate.
The following table presents the changes in the self-insurance accrual included in Other accrued liabilities (in thousands):

	2021	2020
Balance as of January 1	$12,086	$12,934
Expense	33,941	47,612
Payments	(34,875)	(48,460)
Balance as of December 31	$11,152	$12,086
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

Used Trailer Trade Commitments. The Company may accept trade-in of used trailers when a customer enters into a contract to purchase a new trailer. However, in the contracts for the sale of the new trailers, there is no commitment to repurchase that trailer or a similar trailer in the future. The Company had no outstanding trade commitments as of December 31, 2021 and December 31, 2020. On occasion, the amount of the trade allowance provided for in the used trailer commitments, or cost, may exceed the net realizable value of the underlying used trailer. In these instances, the Company’s policy is to recognize the loss related to these commitments at the time the new trailer revenue is recognized. Net realizable value of used trailers is measured considering market sales data for comparable types of trailers.
Concentration of Credit Risk. Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash, cash equivalents, and customer receivables. We place our cash and cash equivalents with high quality financial institutions. Generally, we do not require collateral or other security to support customer receivables.
Research and Development. Research and development expenses are charged to Cost of sales and General and administrative expenses in the Consolidated Statements of Operations as incurred and were $13.6 million, $21.9 million, and $19.5 million in 2021, 2020, and 2019, respectively.
3. NEW ACCOUNTING PRONOUNCEMENTS
In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting,” which provides practical expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The expedients and exceptions provided by the amendments in this update apply only to contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued as a result of reference rate reform. These amendments are not applicable to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022. ASU No. 2020-04 is effective as of March 12, 2020 through December 31, 2022 and may be applied to contract modifications and hedging relationships from the beginning of an interim period that includes or is subsequent to March 12, 2020. The Company will adopt this standard when LIBOR is discontinued. The Company is evaluating the impact the new standard will have on our consolidated financial statements and related disclosures but does not anticipate a material impact.
4. REVENUE RECOGNITION
The Company recognizes revenue from the sale of its products when obligations under the terms of a contract with our customers are satisfied; this occurs with the transfer of control of our products and replacement parts or throughout the completion of service work. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring promised goods or services to a customer and excludes all taxes collected from the customer. Shipping and handling fees are included in Net sales and the associated costs included in Cost of sales in the Consolidated Statements of Operations. For shipping and handling costs that take place after the transfer of control, the Company applies the practical expedient and treats it as a fulfillment cost. Incidental items that are immaterial in the context of the contract are recognized as expense. For performance obligations satisfied over time, which include certain equipment-related sales within our Parts & Services reportable segment that have no alternative use and contain an enforceable right to payment, as well as service work whereby the customer simultaneously receives and consumes the benefits provided, the Company recognizes revenue on the basis of the Company’s efforts or inputs to the satisfaction of these performance obligations, measured by actual total cost incurred to the total estimated costs for each project. Total revenue recognized over time was not material to the consolidated financial statements for all periods presented.
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

5. GOODWILL AND OTHER INTANGIBLE ASSETS
Segment Realignment
As further described in Note 19, beginning in September 2021 the Company realigned its operating and reportable segments. Based on these changes, the Company has established two operating and reportable segments: Transportation Solutions (“TS”) and Parts & Services (“P&S”). These operating and reportable segments have also been determined to be the applicable reporting units for purposes of goodwill assignment and evaluation. In accordance with the relevant accounting guidance, the Company performed a quantitative impairment assessment of goodwill immediately prior to and subsequently following the change in segments and reporting units. The quantitative analyses did not result in any impairment charges as the fair value of each reporting unit exceeded the carrying value. In addition, as part of the change in segment structure, the Company reassigned goodwill from the historical Commercial Trailer Products (“CTP”), Diversified Products (“DPG”), and Final Mile Products (“FMP”) reporting units to the TS and P&S reporting units using a relative fair value allocation approach as required by the relevant accounting guidance.
Reassigned goodwill balances and related activity are shown in the table below. The goodwill impact related to the divestiture of Beall® during the fourth quarter of 2020 was only allocated and related to the TS segment, and the divestiture of Extract® (as discussed below) during the second quarter of 2021 only related to and was only assigned to the P&S segment. The first quarter of 2020 impairment charges for the historical FMP and Tank Trailers reporting units were allocated on a relative fair value basis as the impairment related to both the TS and P&S segments. The historical CTP reporting unit impairment charge in 2016 related only to the P&S segment and was assigned accordingly. The effects of foreign currency were allocated on a relative fair value basis as these effects relate to both segments.
Goodwill and Related Impairment Assessments
As of December 31, 2021, goodwill allocated to the TS and P&S segments was approximately $120.5 million and $67.9 million, respectively. Because of the recency and lack of changes with respect to market conditions and data assumptions used in the quantitative assessment performed in connection with the segment realignment discussed above, during the fourth quarter of 2021 the Company completed its annual goodwill impairment test using a qualitative assessment. As part of the qualitative analysis, the Company considered many factors including, but not limited to, general economic conditions, industry and market conditions, financial performance and key business drivers, long-term operating plans, and potential changes to significant assumptions used in the fair value analysis for each reporting unit (performed in connection with the segment realignment).
During the fourth quarters of 2020 and 2019, the Company completed its annual goodwill impairment test using the quantitative assessment.
Except for the impairment charges during the first quarter of 2020, based on all assessments performed in each of the last three years the Company believed it was more likely than not that the fair value of its reporting units were greater than their carrying amount and no additional impairment of goodwill was recognized.
As further described in Note 20, during the second quarter of 2021, the Company sold its Extract Technology® (“Extract”) business that manufactured stainless steel isolators and downflow booths, as well as custom-fabricated equipment, including workstations and drum booths for the pharmaceutical, fine chemical, biotech, and nuclear end markets. Prior to the divestiture, Extract was an operating unit within the historical DPG reporting unit. In accordance with the relevant accounting guidance, as part of the sale the Company allocated $11.1 million of goodwill based upon the relative fair value of the Extract operating unit compared to the historical DPG reporting unit as a whole. This goodwill was included in the carrying value of the disposed assets and the resulting net gain recognized in connection with the sale. Prior to and subsequent to the divestiture, the Company performed an impairment assessment for the historical DPG reporting unit and concluded the fair value of the reporting unit continued to exceed the carrying value.
In addition, as further described in Note 20, during the fourth quarter of 2020 the Company sold its Beall® brand of tank trailers and associated assets. Prior to the divestiture Beall® was an operating unit within the Tank Trailers reporting unit. In accordance with the relevant accounting guidance, as part of the sale the Company allocated $4.7 million of goodwill based upon the relative fair value of the Beall® operating unit compared to the Tank Trailers reporting unit as a whole. This goodwill was included in the carrying value of the disposed assets and the resulting loss recognized in connection with the sale. Subsequent to the divestiture, the Company performed an impairment assessment for the Tank Trailers reporting unit and concluded the fair value of the reporting unit continued to exceed the carrying value.

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
For the years ended December 31, 2021, 2020, and 2019, the changes in the carrying amounts of goodwill were as follows (in thousands):

	Transportation Solutions	Parts & Services	Total
Balance at December 31, 2019
Goodwill	$193,488	$119,201	$312,689
Accumulated impairment losses	—	(1,663)	(1,663)
Net balance at December 31, 2019	193,488	117,538	311,026
Goodwill impairments	(68,257)	(38,480)	(106,737)
Impact of divestiture on goodwill	(4,685)	—	(4,685)
Effects of foreign currency	(28)	(16)	(44)
Balance at December 31, 2020
Goodwill	188,775	119,185	307,960
Accumulated impairment losses	(68,257)	(40,143)	(108,400)
Net balance as of December 31, 2020	120,518	79,042	199,560
Impact of divestiture on goodwill	—	(11,101)	(11,101)
Effects of foreign currency	(11)	(5)	(16)
Balance as of December 31, 2021
Goodwill	188,764	108,079	296,843
Accumulated impairment losses	(68,257)	(40,143)	(108,400)
Net balance as of December 31, 2021	$120,507	$67,936	$188,443

Intangible Assets
As further described throughout this Annual Report on Form 10-K, on January 10, 2022, the Company completed its review and approval of its plan for rebranding as Wabash®. As part of the planning process, the Company assessed its usage of trade names and brand names in connection with the long-term growth strategy as One Wabash. Under the plan as approved, the Company no longer plans to use certain trade names or brand names, and will predominantly use Wabash (or variations thereof) to refer to the Company. The decision resulted in non-cash impairment charges of approximately $28.3 million (of which approximately $25.6 million related to the TS segment and $2.7 million to the P&S segment) during the fourth quarter of 2021 related to trade name and trademark intangible assets due to the significant reduction in the related useful lives of these assets. The impairment charges are included in Impairment and other, net in the Consolidated Statements of Operations.
Intangible asset amortization expense was $22.9 million, $22.0 million, and $20.5 million for 2021, 2020, and 2019, respectively. Annual intangible asset amortization expense for the next 5 fiscal years is estimated to be $14.9 million in 2022; $12.5 million in 2023; $12.3 million in 2024; $11.4 million in 2025; and $10.7 million in 2026.
Net intangible assets of approximately $1.3 million were written-off during the second quarter of 2021 in connection with the Extract® divestiture. In addition, net intangible assets of approximately $1.1 million were written-off during the fourth quarter of 2020 in connection with the Beall® divestiture.

As of December 31, 2021, the balances of intangible assets, other than goodwill, were as follows (in thousands):

	Weighted Average Amortization Period	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Trade names and trademarks	N/A	$—	$—	$—
Customer relationships	13 years	270,016	(157,852)	112,164
Technology	12 years	11,708	(9,431)	2,277
Total		$281,724	$(167,283)	$114,441
As of December 31, 2020, the balances of intangible assets, other than goodwill, were as follows (in thousands):

	Weighted Average Amortization Period	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Trade names and trademarks	20 years	$51,481	$(19,975)	$31,506
Customer relationships	13 years	276,973	(145,356)	131,617
Technology	12 years	12,828	(9,064)	3,764
Total		$341,282	$(174,395)	$166,887

6. INVENTORIES
Inventories, net of reserves, consist of the following (in thousands):

	December 31,
	2021	2020
Raw materials and components	$174,915	$99,418
Finished goods	42,933	44,695
Work in progress	14,133	11,592
Used trailers	737	1,478
Aftermarket parts	4,903	6,567
	$237,621	$163,750

7. PROPERTY, PLANT, AND EQUIPMENT
Depreciation expense on property, plant, and equipment, which is recorded in Cost of sales and General and administrative expenses in the Consolidated Statements of Operations, as appropriate, was $24.3 million, $24.0 million, and $20.2 million in 2021, 2020, and 2019, respectively, and includes depreciation of assets recorded in connection with the Company’s finance lease agreements. As of December 31, 2021 and 2020, the assets related to the Company’s finance lease agreements are recorded within Property, plant and equipment, net in the Consolidated Balance Sheets in the amount of $2.7 million and $2.8 million, respectively, net of accumulated depreciation of $2.0 million and $1.8 million, respectively.
See Note 20 for information related to property, plant, and equipment sales and impairment charges.

Property, plant and equipment, net consist of the following (in thousands):

	December 31,
	2021	2020
Land	$41,098	$38,886
Buildings and building improvements	150,000	149,364
Machinery and equipment	313,744	309,063
Construction in progress	45,505	9,349
	550,347	506,662
Less: accumulated depreciation	(317,922)	(296,986)
	$232,425	$209,676

8. OTHER ACCRUED LIABILITIES
The following table presents the major components of Other accrued liabilities (in thousands):

	December 31,
	2021	2020
Customer deposits	$17,646	$37,792
Chassis converter pool agreements	18,185	17,767
Warranty	22,045	20,570
Payroll and related taxes	15,679	16,163
Self-insurance	11,152	12,086
Accrued interest	4,288	4,368
Operating lease obligations	3,507	4,117
Accrued taxes	8,425	4,790
All other	14,389	13,327
	$115,316	$130,980

9. LONG-TERM DEBT
Long-term debt consists of the following (in thousands):

	December 31, 2021	December 31, 2020
Senior Notes due 2028	$400,000	$—
Senior Notes due 2025	—	315,000
New Term Loan Credit Agreement	—	138,835
Revolving Credit Agreement	33,035	—
	433,035	453,835
Less: unamortized discount and fees	(4,720)	(5,856)
Less: current portion	—	—
	$428,315	$447,979

Senior Notes due 2028
On October 6, 2021, the Company closed on an offering of $400 million in aggregate principal amount of its 4.50% unsecured Senior Notes due 2028 (the “New Senior Notes”). The New Senior Notes were issued pursuant to an indenture dated as of October 6, 2021, by and among the Company, certain subsidiary guarantors named therein (the “Guarantors”) and Wells Fargo Bank, National Association, as trustee (the “Indenture”). The New Senior Notes bear interest at the rate of 4.50% and pay interest semi-annually in cash in arrears on April 15 and October 15 of each year, beginning on April 15, 2022. The New Senior Notes will mature on October 15, 2028. At any time prior to October 15, 2024, the Company may redeem some or all of the New Senior Notes for cash at a redemption price equal to 100% of the aggregate principal amount of the New Senior Notes being redeemed plus an applicable make-whole premium set forth in the Indenture and accrued and unpaid interest to, but not including, the redemption date.
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
The Indenture contains customary events of default, including payment defaults, breaches of covenants, failure to pay certain judgments and certain events of bankruptcy, insolvency and reorganization. If an event of default occurs and is continuing, the principal amount of the New Senior Notes, plus accrued and unpaid interest, if any, may be declared immediately due and payable. These amounts automatically become due and payable if an event of default relating to certain events of bankruptcy, insolvency or reorganization occurs. As of December 31, 2021, the Company was in compliance with all covenants.
The sale of the New Senior Notes resulted in net proceeds to the Company of approximately $395 million, after deducting financing fees and other offering expenses. The Company used the net proceeds of the New Senior Notes and a portion of the $50 million draw from the increased capacity under the Revolving Credit Agreement to fund the redemption in full of the Senior Notes due 2025, to repay in full the $108.8 million of outstanding borrowings under the New Term Loan Credit Agreement, and to pay all related fees and expenses. Debt extinguishment charges totaling $9.1 million were recorded during the fourth quarter of 2021 in connection with the redemption in full of the Senior Notes due 2025 and the repayment in full of the outstanding borrowing under the New Term Loan Credit Agreement. The loss on debt extinguishment charges are included in Other, net in the Company’s Consolidated Statements of Operations.
Contractual coupon interest expense and accretion of fees for the New Senior Notes for the year ended December 31, 2021 were $4.3 million and $0.1 million, respectively, and are included in Interest expense in the Company’s Consolidated Statements of Operations.

Senior Notes due 2025
On September 26, 2017, the Company issued Senior Notes due 2025 (the “Old Senior Notes”) in an offering pursuant to Rule 144A or Regulation S under the Securities Act of 1933, as amended, with an aggregate principal amount of $325 million. The Old Senior Notes bore interest at the rate of 5.50% per annum from the date of issuance, and required interest to be paid semi-annually in cash on April 1 and October 1 of each year. The Company used the net proceeds of $318.9 million from the sale of the Old Senior Notes to finance a portion of the acquisition of Supreme and to pay related fees and expenses.
The Old Senior Notes were scheduled to mature on October 1, 2025. At any time prior to October 1, 2020, the Company could have redeemed some or all of the Old Senior Notes for cash at a redemption price equal to 100% of the aggregate principal amount of the Old Senior Notes being redeemed plus an applicable make-whole premium set forth in the indenture for the Old Senior Notes and accrued and unpaid interest to, but not including, the redemption date. Prior to October 1, 2020, the Company could have redeemed up to 40% of the Old Senior Notes at a redemption price of 105.50% of the principal amount, plus accrued and unpaid interest to, but not including, the redemption date, with the proceeds of certain equity offerings so long as if, after any such redemption occurs, at least 60% of the aggregate principal amount of the Old Senior Notes remained outstanding. On and after October 1, 2020, the Company could have redeemed some or all of the Old Senior Notes at redemption prices (expressed as percentages of principal amount) equal to 102.750% for the twelve-month period beginning on October 1, 2020, 101.375% for the twelve-month period beginning October 1, 2021 and 100.000% beginning on October 1, 2022, plus accrued and unpaid interest to, but not including, the redemption date. Upon the occurrence of a Change of Control (as defined in the indenture for the Old Senior Notes), unless the Company had exercised its optional redemption right in respect of the Old Senior Notes, the holders of the Old Senior Notes would have had the right to require the Company to repurchase all or a portion of the Old Senior Notes at a price equal to 101% of the aggregate principal amount of the Old Senior Notes, plus any accrued and unpaid interest to, but not including, the date of repurchase.
The Old Senior Notes were guaranteed on a senior unsecured basis by all direct and indirect existing and future domestic restricted subsidiaries, subject to certain restrictions. The Old Senior Notes and related guarantees were the Company and the guarantors’ general unsecured senior obligations and are subordinate to all of the Company and the guarantors’ existing and future secured debt to the extent of the assets securing that secured obligation. In addition, the Old Senior Notes were structurally subordinate to any existing and future debt of any of the Company’s subsidiaries that are not guarantors, to the extent of the assets of those subsidiaries.
The indenture for the Old Senior Notes restricted the Company’s ability and the ability of certain of its subsidiaries to: (i) incur additional indebtedness; (ii) pay dividends or make other distributions in respect of, or repurchase or redeem, its capital stock or with respect to any other interest or participation in, or measured by, its profits; (iii) make loans and certain investments; (iv) sell assets; (v) create or incur liens; (vi) enter into transactions with affiliates; and (vii) consolidate, merge or sell all or substantially all of its assets. These covenants were subject to a number of important exceptions and qualifications. During any time when the Old Senior Notes were rated investment grade by Moody’s Investors Service, Inc. and Standard & Poor’s Ratings Services and no event of default had occurred or was continuing, many of such covenants would have been suspended and the Company and its subsidiaries would not have been subject to such covenants during such period.
The indenture for the Old Senior Notes contained customary events of default, including payment defaults, breaches of covenants, failure to pay certain judgments and certain events of bankruptcy, insolvency and reorganization. If an event of default were to have occurred and continued, the principal amount of the Old Senior Notes, plus accrued and unpaid interest, if any, may have been declared immediately due and payable. These amounts would have automatically become due and payable if an event of default relating to certain events of bankruptcy, insolvency or reorganization occurred.
As described above, in October 2021 the Company used the net proceeds of the New Senior Notes and a portion of the $50 million draw from the increased capacity under the Revolving Credit Agreement to fund the redemption in full of the Old Senior Notes. Contractual coupon interest expense and accretion of discount and fees for the Old Senior Notes for the years ended December 31, 2021, 2020 and 2019, was $13.8 million, $18.6 million and $18.5 million, respectively and is included in Interest expense on the Company’s Consolidated Statements of Operations.
During the third quarter of 2020, the Company repaid $10.0 million of the Old Senior Notes utilizing net proceeds from the closure of the new term loan credit agreement, which is described in more detail below.
Revolving Credit Agreement
On December 21, 2018, the Company entered into the Second Amended and Restated Credit Agreement (the “Second Amended and Restated Credit Agreement”), among the Company, certain of its subsidiaries as borrowers (together with the Company, the “Borrowers”), the lenders from time to time party thereto, Wells Fargo Capital Finance, LLC, as the administrative agent, joint lead arranger and joint bookrunner (the “Revolver Agent”), and Citizens Business Capital, a division of Citizens Asset Finance, Inc., as syndication agent, joint lead arranger and joint bookrunner, which amended and restated the Company’s existing amended and restated revolving credit agreement, dated as of May 8, 2012.

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
The Revolving Credit Agreement is guaranteed by certain subsidiaries of the Company (the “Revolver Guarantors”) and is secured by (i) first priority security interests (subject only to customary permitted liens and certain other permitted liens) in substantially all personal property of the Borrowers and the Revolver Guarantors, consisting of accounts receivable, inventory, cash, deposit and securities accounts and any cash or other assets in such accounts and, to the extent evidencing or otherwise related to such property, all general intangibles, licenses, intercompany debt, letter of credit rights, commercial tort claims, chattel paper, instruments, supporting obligations, documents and payment intangibles (collectively, the “Revolver Priority Collateral”), and (ii) second-priority liens on and security interests in customary permitted liens and certain other permitted liens) (A) equity interests of each direct subsidiary held by the Borrowers and each Revolver Guarantor (subject to customary limitations in the case of the equity of foreign subsidiaries), and (B) substantially all other tangible and intangible assets of the Borrowers and the Revolver Guarantors including equipment, general intangibles, intercompany notes, insurance policies, investment property and intellectual property (in each case, except to the extent constituting Revolver Priority Collateral), but excluding real property (collectively, including certain material owned real property that does not constitute collateral under the Revolving Credit Agreement, the “Term Priority Collateral”). The respective priorities of the security interests securing the Revolving Credit Agreement and the New Term Loan Credit Agreement were governed by an Intercreditor Agreement, dated as of September 28, 2020, between the Revolver Agent and the Term Agent (as defined below), as amended (the “Intercreditor Agreement”). The Revolving Credit Agreement has a scheduled maturity date of December 21, 2023.
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
The Revolving Credit Agreement contains customary covenants limiting the ability of the Company and certain of its affiliates to, among other things, pay cash dividends, incur debt or liens, redeem or repurchase stock, enter into transactions with affiliates, merge, dissolve, repay subordinated indebtedness, make investments and dispose of assets. In addition, the Company will be required to maintain a minimum fixed charge coverage ratio of not less than 1.0 to 1.0 as of the end of any period of 12 fiscal months when excess availability under the Revolving Credit Agreement is less than 10% of the total revolving commitment. The Company was in compliance with all covenants as of December 31, 2021.
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
The Company’s liquidity position, defined as cash on hand and available borrowing capacity on the Revolving Credit Facility, amounted to $258.0 million as of December 31, 2021 and $384.0 million as of December 31, 2020.

During the fourth quarter of 2021, the Company drew $50.0 million under the Revolving Credit Agreement, a portion of which was used along with the proceeds of the New Senior Notes to fund the redemption in full of the Senior Notes due 2025, to repay in full the $108.8 million of outstanding borrowings under the New Term Loan Credit Agreement, and to pay all related fees and expenses of the New Senior Notes. The Company repaid $17.0 million under the Revolving Credit Agreement during the fourth quarter of 2021, and as of December 31, 2021 outstanding borrowings totaled $33.0 million.
During the three-month period ended March 31, 2020, the Company drew $45.0 million under the Revolving Credit Agreement as a precautionary measure in response to the uncertainty caused by the COVID-19 pandemic. During the second quarter of 2020, the Company repaid the $45.0 million in outstanding borrowings, and for the remainder of 2020 and as of December 31, 2020, there were no amounts outstanding under the Revolving Facility.
Interest expense under the Revolving Credit Agreement for the years ended December 31, 2021 and 2020 was approximately $0.6 million and $0.2 million, respectively. There was no interest expense under the Revolving Credit Agreement for the year ended December 31, 2019.
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
The New Term Loan Credit Agreement was guaranteed by certain subsidiaries of the Company (the “Term Loan Guarantors”) and was secured by (i) second priority security interests (subject only to the liens securing the Revolving Credit Agreement, customary permitted liens, and certain other permitted liens) in substantially all personal property of the Company and the Term Loan Guarantors, consisting of accounts receivable, inventory, cash, deposit and securities accounts and any cash or other assets in such accounts and, to the extent evidencing or otherwise related to such property, all general intangibles, licenses, intercompany debt, letter of credit rights, commercial tort claims, chattel paper, instruments, supporting obligations, documents and payment intangibles, and (ii) first priority security interests (subject only to customary permitted liens and certain other permitted liens) in (A) subject to certain limitations, equity interests of each direct subsidiary held by the Company and each Term Loan Guarantor, and (B) substantially all other tangible and intangible assets of the Company and the Term Loan Guarantors, including equipment, general intangibles, intercompany notes, investment property and intellectual property, but excluding real property. The respective priorities of the security interests securing the New Term Loan Credit Agreement and the Revolving Credit Agreement were governed by an Intercreditor Agreement, dated as of September 28, 2020, between the Term Agent and the Revolver Agent (the “Intercreditor Agreement”). The New Term Loan Credit Agreement had a scheduled maturity date of September 28, 2027. The loans under the New Term Loan Credit Agreement amortized in quarterly installments equal to 0.25% of the original principal amount of the term loans issued thereunder, with the balance payable at maturity.
Outstanding borrowings under the New Term Loan Credit Agreement bore interest at a rate, at the Company’s election, equal to (i) LIBOR (subject to a floor of 0.75% per annum) plus a margin of 3.25% per annum or (ii) a base rate plus a margin of 2.25% per annum.
The New Term Loan Credit Agreement contained customary covenants limiting the ability of the Company and its subsidiaries to, among other things, pay cash dividends, incur debt or liens, redeem or repurchase stock, enter into transactions with affiliates, merge, dissolve, pay off subordinated indebtedness, make investments and dispose of assets.
Subject to the terms of the Intercreditor Agreement, if the covenants under the New Term Loan Credit Agreement were to be breached, the lenders may, subject to various customary cure rights, require the immediate payment of all amounts outstanding and foreclose on collateral. Other customary events of default in the New Term Loan Credit Agreement included, without limitation, failure to pay obligations when due, initiation of insolvency proceedings, defaults on certain other indebtedness, and the incurrence of certain judgments that are not stayed, satisfied, bonded or discharged within 60 days.
As described above, in October 2021 the Company used the net proceeds of the New Senior Notes and a portion of the $50 million draw from the increased capacity under the Revolving Credit Agreement to repay in full the $108.8 million of outstanding borrowings under the New Term Loan Credit Agreement. In addition to the full repayment during the fourth quarter, during the second quarter of 2021 the Company made principal payments totaling $30.0 million and recognized loss on debt extinguishment charges of approximately $0.5 million. The extinguishment charges are included in Other, net in the Consolidated Statements of Operations.

For the years ended December 31, 2021, 2020, and 2019, under the New and Old Term Loan Credit Agreements the Company paid interest of $3.9 million, $4.8 million, and $7.8 million, respectively. For the years ended December 31, 2021, 2020, and 2019, the Company incurred charges of $0.2 million in each period for amortization of fees and original issuance discount which is included in Interest expense in the Consolidated Statements of Operations.
In September 2020, the Company used the net proceeds of $148.5 million from the New Term Loan Credit Agreement to pay off the outstanding principal under the Old Term Loan Credit Agreement of $135.2 million, repay a portion of its outstanding Senior Notes, and pay related fees and expenses. In connection with the pay off of the Old Term Loan Credit Agreement (specifically for those lenders that did not participate in the New Term Loan Credit Agreement) and partial repayment of the outstanding Senior Notes, the Company recognized a loss on debt extinguishment totaling approximately $0.2 million, which is included in Other, net in the Consolidated Statements of Operations. In addition, as further described in Note 20, during the fourth quarter of 2020 the Company sold its Beall® brand of tank trailers and associated assets. The net proceeds of approximately $11.2 million from the sale were used to pay down outstanding principal under the New Term Loan Credit Agreement. In connection with the pay down the Company recognized a loss on debt extinguishment totaling approximately $0.2 million. The Company’s required quarterly principal payments through scheduled maturity under the New Term Loan Credit Agreement were satisfied in full with this prepayment. As of December 31, 2020, the Company had $138.8 million outstanding under the New Term Loan Credit Agreement, of which none was classified as current on the Company’s Consolidated Balance Sheets.
For the year ended December 31, 2019, the Company paid principal of $50.5 million and as a result recognized losses on debt extinguishment totaling approximately $0.2 million. The losses on debt extinguishment are included in Other, net in the Company’s Consolidated Statements of Operations.
10. FINANCIAL DERIVATIVE INSTRUMENTS
Commodity Pricing Risk
As of December 31, 2021, the Company was party to commodity swap contracts for specific commodities with notional amounts of approximately $129.6 million. The Company uses commodity swap contracts to mitigate the risks associated with fluctuations in commodity prices impacting its cash flows related to inventory purchases from suppliers. The Company does not hedge all commodity price risk.
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
Financial Statement Presentation
As of December 31, 2021 and 2020, the fair value carrying amount of the Company’s derivative instruments were recorded as follows (in thousands):

		Asset / (Liability) Derivatives
	Balance Sheet Caption	December 31, 2021	December 31, 2020
Derivatives designated as hedging instruments
Commodity swap contracts	Prepaid expenses and other	$7,963	$13,750
Commodity swap contracts	Accounts payable and Other accrued liabilities	(5,121)	(366)
Total derivatives designated as hedging instruments		$2,842	$13,384
The following table summarizes the gain or loss recognized in AOCI as of December 31, 2021 and 2020 and the amounts reclassified from AOCI into earnings for the years ended December 31, 2021, 2020, and 2019 (in thousands):

	Amount of Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion, net of tax)		Location of Gain (Loss) Reclassified from AOCI into Earnings (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Earnings
				Year Ended December 31,
	December 31, 2021	December 31, 2020		2021	2020	2019
Derivatives instruments
Commodity swap contracts	$2,848	$9,815	Cost of sales	$54,937	$(7,778)	$(2,297)

Over the next 12 months, the Company expects to reclassify approximately $3.9 million of pretax deferred gains related to the commodity swap contracts from AOCI to cost of sales as inventory purchases are settled.
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
The Company leases certain industrial spaces, office space, land, and equipment. Some leases include one or more options to renew, with renewal terms that can extend the lease term from generally one to 5 years. The exercise of lease renewal options is at the Company’s sole discretion, and are included in the lease term only to the extent such renewal options are reasonably certain of being exercised upon lease commencement. Certain leases also include options to purchase the leased property. The depreciable life of assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise. Leased assets obtained in exchange for new operating lease liabilities during the year ended December 31, 2021 were approximately $4.6 million. As of December 31, 2021, obligations related to leases that the Company has executed but have not yet commenced were insignificant.
Leased assets and liabilities included within the Consolidated Balance Sheets consist of the following (in thousands):

	Classification	December 31, 2021	December 31, 2020
Right-of-Use Assets
Operating	Other assets	$11,379	$10,842
Finance	Property, plant and equipment, net	2,658	2,802
Total leased ROU assets		$14,037	$13,644
Liabilities
Current
Operating	Other accrued liabilities	$3,507	$4,117
Finance	Current portion of finance lease obligations	59	348
Noncurrent
Operating	Non-current liabilities	7,872	6,967
Finance	Finance lease obligations	—	30
Total lease liabilities		$11,438	$11,462
Lease costs included in the Consolidated Statements of Operations consist of the following (in thousands):

	Classification	Twelve Months Ended December 31, 2021	Twelve Months Ended December 31, 2020
Operating lease cost	Cost of sales, selling expenses, and general and administrative expense	$5,031	$5,116
Finance lease cost
Amortization of ROU leased assets	Depreciation and amortization within Cost of sales	144	144
Interest on lease liabilities	Interest expense	55	53
Net lease cost		$5,230	$5,313

Maturity of the Company’s lease liabilities for leases that have commenced is as follows (in thousands):

	Operating Leases	Finance Leases	Total
2022	$3,992	$59	$4,051
2023	3,196	—	3,196
2024	2,081	—	2,081
2025	1,369	—	1,369
2026	890	—	890
Thereafter	1,152	—	1,152
Total lease payments	$12,680	$59	$12,739
Less: interest	1,301	—
Present value of lease payments	$11,379	$59
As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. Remaining lease term and discount rates are as follows:

	December 31, 2021	December 31, 2020
Weighted average remaining lease term (years)
Operating leases	4.3	3.6
Finance leases	0.1	1.1
Weighted average discount rate
Operating leases	5.12%	5.07%
Finance leases	6.16%	6.16%
Lease costs included in the Consolidated Statements of Cash Flows are as follows (in thousands):

	Twelve Months Ended December 31, 2021	Twelve Months Ended December 31, 2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$4,847	$5,091
Operating cash flows from finance leases	$13	$34
Financing cash flows from finance leases	$319	$327

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
Fair value measurements and the fair value hierarchy level for the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2021 and 2020 are shown below (in thousands):

	Frequency	Asset / (Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2021
Commodity swap contracts	Recurring	$2,842	$—	$2,842	$—
Mutual funds	Recurring	$6,183	$6,183	$—	$—
Life-insurance contracts	Recurring	$18,670	$—	$18,670	$—
December 31, 2020
Commodity swap contracts	Recurring	$13,384	$—	$13,384	$—
Mutual funds	Recurring	$5,331	$5,331	$—	$—
Life-insurance contracts	Recurring	$16,930	$—	$16,930	$—
Estimated Fair Value of Debt
The estimated fair value of debt at December 31, 2021 consists primarily of the Senior Notes due 2028 and borrowings under the Revolving Credit Agreement (see Note 9). The fair value of the Senior Notes due 2028, Senior Notes due 2025, and New Term Loan Credit Agreement as of December 31, 2021 and 2020 are based upon third party pricing sources, which generally do not represent daily market activity or represent data obtained from an exchange, and are classified as Level 2. The interest rates on the Company’s borrowings under the Revolving Credit Facility are adjusted regularly to reflect current market rates and thus carrying value approximates fair value for any borrowings.
The Company’s carrying and estimated fair value of debt at December 31, 2021 and December 31, 2020 were as follows (in thousands):

	December 31, 2021				December 31, 2020
		Fair Value				Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Carrying Value	Level 1	Level 2	Level 3
Instrument
Senior Notes due 2028	$395,280	$—	$399,727	$—	$—	$—	$—	$—
Senior Notes due 2025	—	—	—	—	311,357	—	319,140	—
New Term Loan Credit Agreement	—	—	—	—	136,622	—	136,280	—
Revolving Credit Agreement	33,035	—	33,035	—	—	—	—	—
	$428,315	$—	$432,762	$—	$447,979	$—	$455,420	$—
The fair value of debt is based on current public market prices for disclosure purposes only. Unrealized gains or losses are not recognized in the financial statements as long-term debt is presented at carrying value, net of unamortized premium or discount and unamortized deferred financing costs in the consolidated financial statements.

13. COMMITMENTS AND CONTINGENCIES
a.    Litigation
As of December 31, 2021, the Company was named as a defendant or was otherwise involved in numerous legal proceedings and governmental examinations, in connection with the conduct of its business activities, in various jurisdictions, both in the United States and internationally. On the basis of information currently available to it, management does not believe that existing proceedings and investigations will have a material impact on our consolidated financial condition or liquidity if determined in a manner adverse to the Company. However, such matters are unpredictable, and we could incur judgments or enter into settlements for current or future claims that could materially and adversely affect our financial statements. Costs associated with the litigation and settlements of legal matters are reported within General and administrative expenses in the Consolidated Statements of Operations.
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
On November 13, 2019, the Company received a notice that it was considered one of several PRPs by the Indiana Department of Environmental Management (“IDEM”) under CERCLA and state law related to substances found in soil and groundwater at a property located at 817 South Earl Avenue, Lafayette, Indiana (the “Site”). The Company has never owned or operated the Site, but the Site is near certain of the Company’s owned properties. The Company has agreed to implement a limited work plan to further investigate the source of the contamination at the Site and have worked with IDEM and other PRPs to finalize the terms of the work plan. The Company submitted its initial site investigation report to IDEM during the third quarter of 2020, indicating that the data collected by the Company’s consultant confirmed that the Company’s properties are not the source of contamination at the Site. IDEM issued to the PRPs a request for a Further Site Investigation (“FSI”) work plan, and with IDEM’s permission the Company submitted a Work Plan Addendum on December 17, 2020 for limited additional groundwater sampling work in lieu of a full FSI work plan. IDEM approved the Work Plan Addendum and the additional work was completed in 2021. The Company submitted to IDEM the final, written report in December 2021, which states that its position is that the Company is not a responsible party and has no liability for any contamination. As of December 31, 2021, based on the information available, the Company does not expect this matter to have a material adverse effect on its financial condition or results of operations.
b.    Environmental Litigation Commitments and Contingencies
The Company generates and handles certain material, wastes and emissions in the normal course of operations that are subject to various and evolving federal, state and local environmental laws and regulations.
The Company assesses its environmental liabilities on an on-going basis by evaluating currently available facts, existing technology, presently enacted laws and regulations as well as experience in past treatment and remediation efforts. Based on these evaluations, the Company estimates a lower and upper range for treatment and remediation efforts and recognizes a liability for such probable costs based on the information available at the time. As of December 31, 2021, the Company had reserved an insignificant amount for estimated remediation costs for activities at existing and former properties which are recorded within Other accrued liabilities on the Consolidated Balance Sheets.
c.    Letters of Credit
As of December 31, 2021, the Company had standby letters of credit totaling $5.7 million issued in connection with workers compensation claims and surety bonds.

d.    Purchase Commitments
The Company has $129.6 million in purchase commitments at December 2021 for various raw material commodities, including aluminum, steel, nickel, and polyethylene, as well as other raw material components which are within normal production requirements.
e.    Chassis Converter Pool Agreements
The Company, through Supreme, obtains most vehicle chassis for its specialized vehicle products directly from the chassis manufacturers under converter pool agreements. Chassis are obtained from the manufacturers based on orders from customers, and in some cases, for unallocated orders. The agreements generally state that the manufacturer will provide a supply of chassis to be maintained at the Company’s facilities with the condition that we will store such chassis and will not move, sell, or otherwise dispose of such chassis except under the terms of the agreement. In addition, the manufacturer typically retains the sole authority to authorize commencement of work on the chassis and to make certain other decisions with respect to the chassis including the terms and pricing of sales of the chassis to the manufacturer’s dealers. The manufacturer also does not transfer the certificate of origin to the Company nor permit the Company to sell or transfer the chassis to anyone other than the manufacturer (for ultimate resale to a dealer). Although the Company is party to related finance agreements with manufacturers, the Company has not historically settled, nor expects to in the future settle, any related obligations in cash. Instead, the obligation is settled by the manufacturer upon reassignment of the chassis to an accepted dealer, and the dealer is invoiced for the chassis by the manufacturer. Accordingly, as of December 31, 2021 the Company’s outstanding chassis converter pool with the manufacturer totaled $18.2 million and has included this financing agreement on the Company’s Consolidated Balance Sheets within Prepaid expenses and other and Other accrued liabilities. All other chassis programs through its Supreme subsidiary are handled as consigned inventory belonging to the manufacturer and totaled approximately $2.6 million. Under these agreements, if the chassis is not delivered to a customer within a specified time frame the Company is required to pay a finance or storage charge on the chassis. Additionally, the Company receives finance support funds from manufacturers when the chassis are assigned into the Company’s chassis pool. Typically, chassis are converted and delivered to customers within 90 days of the receipt of the chassis by the Company.
14. NET INCOME (LOSS) PER SHARE OF COMMON STOCK
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

	Year Ended December 31,
	2021	2020	2019
Basic net income (loss) per share:
Net income (loss) applicable to common stockholders	$1,164	$(97,412)	$89,575
Weighted average common shares outstanding	50,684	52,945	54,695
Basic net income (loss) per share	$0.02	$(1.84)	$1.64

Diluted net income (loss) per share:
Net income (loss) applicable to common stockholders	$1,164	$(97,412)	$89,575

Weighted average common shares outstanding	50,684	52,945	54,695
Dilutive stock options and restricted stock	924	—	595
Diluted weighted average common shares outstanding	51,608	52,945	55,290
Diluted net income (loss) per share	$0.02	$(1.84)	$1.62
For the years ended December 31, 2021 and 2019, there were no options excluded from average diluted shares outstanding as the average market price of the common shares was greater than the exercise price. As noted above, due to the net loss applicable to common stockholders for the year ended December 31, 2020, no securities had a dilutive impact.

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
The Company recognizes all share-based awards to eligible employees based upon their grant date fair value. The Company’s policy is to recognize expense for awards that have service conditions only subject to graded vesting using the straight-line attribution method. Total stock-based compensation expense was $7.1 million, $4.5 million, and $9.0 million in the years ended December 31, 2021, 2020 and 2019, respectively, and is included in Cost of sales, General and administrative expenses, and Selling expenses within the Consolidated Statements of Operations. The amount of compensation costs related to non-vested stock options and restricted stock not yet recognized was approximately $9.6 million at December 31, 2021, for which the weighted average remaining life was approximately 1.7 years.
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
A summary of all restricted stock activity during 2021 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted Stock Outstanding at December 31, 2020	1,832,379	$16.06
Granted	582,081	17.45
Vested	(296,946)	18.01
Forfeited	(336,438)	22.18
Restricted Stock Outstanding at December 31, 2021	1,781,076	$15.03
During 2021, 2020, and 2019, the Company granted 582,081, 1,010,802, and 853,994 shares of restricted stock, respectively, with aggregate fair values on the date of grant of approximately $10.2 million, $12.6 million, and $13.0 million, respectively. The total fair value of restricted stock that vested during 2021, 2020, and 2019 was approximately $5.0 million, $3.7 million, and $7.4 million, respectively.
Stock Options
Stock options are awarded with an exercise price equal to the market price of the underlying stock on the date of grant, become fully exercisable three years after the date of grant and expire ten years after the date of grant. No stock options have been granted by the Company since February 2015.
A summary of all stock option activity during 2021 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value ($ in millions)
Options Outstanding at December 31, 2020	414,080	$11.60	2.2	$2.3
Exercised	(200,782)	$11.09		$1.3
Forfeited	—	$—
Expired	(13,587)	$10.21
Options Outstanding at December 31, 2021	199,711	$12.20	2.1	$1.5

Options Exercisable at December 31, 2021	154,533	$11.82	2.0	$1.2
The total intrinsic value of stock options exercised during 2021, 2020, and 2019 was approximately $1.3 million, $0.5 million, and $0.5 million, respectively.

16. STOCKHOLDERS’ EQUITY
Share Repurchase Program
In August 2021, the Company announced that the Board of Directors approved the repurchase of an additional $150 million in shares of common stock over a three-year period. This authorization was an increase to the previous $100 million repurchase programs approved in November 2018, February 2017, and February 2016. The repurchase program is set to expire in August 2024. Stock repurchases under this program may be made in the open market or in private transactions at times and in amounts determined by the Company. As of December 31, 2021, $136.1 million remained available under the program.
Common and Preferred Stock
The Board of Directors has the authority to issue common and unclassed preferred stock of up to 200 million shares and 25 million shares, respectively, with par value of $0.01 per share, as well as to fix dividends, voting and conversion rights, redemption provisions, liquidation preferences, and other rights and restrictions.
Accumulated Other Comprehensive Income (Loss)
Changes in AOCI by component, net of tax, for the years ended December 31, 2021, 2020, and 2019 are summarized as follows (in thousands):

	Foreign Currency Translation	Derivative Instruments	Total
Balances at December 31, 2018	$(2,578)	$(765)	$(3,343)
Net unrealized gains (losses) arising during the period(a)	712	(3,059)	(2,347)
Less: Net realized gains (losses) reclassified to net income(b)	—	(1,712)	(1,712)
Net change during the period	712	(1,347)	(635)
Balances at December 31, 2019	(1,866)	(2,112)	(3,978)
Net unrealized gains (losses) arising during the period(c)	(316)	6,111	5,795
Less: Net realized gains (losses) reclassified to net loss(d)	—	(5,816)	(5,816)
Net change during the period	(316)	11,927	11,611
Balances at December 31, 2020	(2,182)	9,815	7,633
Net unrealized gains (losses) arising during the period(e)	193	34,127	34,320
Less: Net realized gains (losses) reclassified to net income(f)	—	41,094	41,094
Net change during the period	193	(6,967)	(6,774)
Balances at December 31, 2021	$(1,989)	$2,848	$859
—————————
(a) Derivative instruments net of $1.0 million of tax benefit for the year ended December 31, 2019.
(b) Derivative instruments net of $0.6 million of tax benefit for the year ended December 31, 2019.
(c) Derivative instruments net of $2.1 million of tax expense for the year ended December 31, 2020.
(d) Derivative instruments net of $2.0 million of tax benefit for the year ended December 31, 2020.
(e) Derivative instruments net of $11.5 million of tax expense for the year ended December 31, 2021.
(f) Derivative instruments net of $13.8 million of tax expense for the year ended December 31, 2021.
17. EMPLOYEE SAVINGS PLANS
Substantially all of the Company’s employees are eligible to participate in a defined contribution plan under Section 401(k) of the Internal Revenue Code. The Company also provides a non-qualified defined contribution plan for senior management and certain key employees. Both plans provide for the Company to match, in cash, a percentage of each employee’s contributions up to certain limits. The Company’s matching contribution and related expense for these plans was approximately $8.0 million, $7.9 million, and $10.2 million for 2021, 2020, and 2019, respectively.

18. INCOME TAXES
Income (Loss) Before Income Taxes
The consolidated income (loss) before income taxes for 2021, 2020, and 2019 consists of the following (in thousands):

	Years Ended December 31,
	2021	2020	2019
Domestic	$5,426	$(110,049)	$116,886
Foreign	(4,136)	835	845
Total income (loss) before income taxes	$1,290	$(109,214)	$117,731
Income Tax Expense (Benefit)
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted and signed into law in response to the COVID-19 global pandemic. Certain provisions of the CARES Act had a significant impact on the effective tax rate, income tax payable, and deferred income tax positions of the Company for 2021. The CARES Act permits net operating losses (“NOLs”) incurred in tax years 2020, 2019, and 2018 to offset 100% of taxable income and be carried-back to each of the five preceding taxable years to generate a refund of previously paid income taxes. The Company evaluated the impact of the CARES Act during the year ended December 31, 2020 and recorded an income tax receivable of $13.2 million for the benefit of carrying back the NOL for the year ended December 31, 2020. As the Company is carrying the losses back to years beginning before January 1, 2018, the receivables were recorded at the previous 35% federal tax rate rather than the current statutory rate of 21%.
The consolidated income tax expense (benefit) for 2021, 2020, and 2019 consists of the following components (in thousands):

	Years Ended December 31,
	2021	2020	2019
Current
Federal	$8,449	$(15,190)	$18,167
State	(1,098)	(2,072)	6,233
Foreign	922	444	336
	8,273	(16,818)	24,736
Deferred
Federal	(9,423)	7,918	2,760
State	1,310	(2,959)	620
Foreign	(34)	57	40
	(8,147)	5,016	3,420
Total consolidated expense (benefit)	$126	$(11,802)	$28,156
The following table provides a reconciliation of differences from the U.S. Federal statutory rates as follows (in thousands):

	Years Ended December 31,
	2021	2020	2019
Pretax book income (loss)	$1,290	$(109,214)	$117,731

Federal tax expense (benefit) at applicable statutory rate	271	(22,935)	24,723
State and local income taxes (net of federal benefit)	212	(4,948)	5,513
Rate differential	—	(5,004)	—
Impairment and divestiture	870	20,111	—
Tax credits	(2,065)	—	(3,301)
Nondeductible officer compensation	390	490	—
Compensation expense	964	1,070	1,317
Other	(516)	(586)	(96)
Total income tax expense (benefit)	$126	$(11,802)	$28,156

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
As of December 31, 2021 and 2020, the Company retained a valuation allowance of $1.2 million and $1.0 million, respectively, against deferred tax assets related to various state and local NOLs that are subject to restrictive rules for future utilization.
As of December 31, 2021 and 2020, the Company had no U.S. federal tax NOLs. The Company incurred a net loss in 2020 and fully utilized that loss in carrybacks. The Company has various multi-state income tax NOLs aggregating approximately $71.0 million which will expire between 2022 and 2042, if unused.
The components of deferred tax assets and deferred tax liabilities as of December 31, 2021 and 2020 were as follows (in thousands):

	December 31,
	2021	2020
Deferred tax assets
Tax credits and loss carryforwards	$800	$2,518
Accrued liabilities	5,764	6,415
Incentive compensation	8,012	9,202
Other	6,098	328
	20,674	18,463
Deferred tax liabilities
Property, plant and equipment	(22,344)	(22,355)
Intangibles	(28,748)	(40,043)
Other	(4,364)	(1,822)
	(55,456)	(64,220)
Net deferred tax liability before valuation allowances and reserves	(34,782)	(45,757)
Valuation allowances	(1,237)	(1,020)
Net deferred tax liability	$(36,019)	$(46,777)
Tax Reserves
The Company’s policy with respect to interest and penalties associated with reserves or allowances for uncertain tax positions is to classify such interest and penalties in Income tax expense (benefit) on the Consolidated Statements of Operations. As of December 31, 2021 and 2020, the total amount of unrecognized income tax benefits, including interest and penalties, was approximately $2.3 million and $2.2 million, respectively, all of which, if recognized, would impact the effective income tax rate of the Company. As of December 31, 2021 and 2020, the Company had recorded a total of $0.8 million and $0.7 million, respectively, of accrued interest and penalties related to uncertain tax positions. The Company expects no significant changes to the facts and circumstances underlying its reserves and allowances for uncertain income tax positions as reasonably possible during the next 12 months. As of December 31, 2021, the Company is subject to unexpired statutes of limitation for U.S. federal income taxes for the years 2018 through 2020. The Company is also subject to unexpired statutes of limitation for Indiana state income taxes for the years 2018 through 2020.

A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties, was as follows (in thousands) and all balances as of December 31, 2021 were included in either Other noncurrent liabilities or Deferred income taxes in the Company’s Consolidated Balance Sheets:

Unrecognized Tax Benefits
Balance at January 1, 2020	$1,422
Increase in prior year tax positions	84
Balance at December 31, 2020	1,506
Increase in prior year tax positions	8
Balance at December 31, 2021	$1,514

19. SEGMENTS
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
While the Company has historically generated a small portion of its revenue and profitability from streams like aftermarket parts, repair and maintenance services, and upfitting and equipment services, historically these businesses existed scattered throughout the Company’s siloed organization structure. During the One Wabash transformation that culminated with segment realignment, the Company brought these previously siloed businesses together to leverage the Company’s strengths and better reach the customer, which included shifting significant resources and talent to lead these parts and services businesses. The Company continues to formulate aggressive plans that now underpin growth initiatives under the One Wabash approach.
Additional information related to the composition of each segment is included below.
▪Transportation Solutions (“TS”): The TS segment comprises the design and manufacturing operations for the Company’s transportation-related equipment and products. This includes dry and refrigerated van trailers, platform trailers, and the Company’s wood flooring production facility, all of which were previously reported in the CTP segment. The Company’s EcoNex™ products that were historically included in both the CTP and FMP segments are now reported in the TS segment. In addition, the TS segment includes tank trailers and truck-mounted tanks that were historically reported in the DPG segment. Finally, truck-mounted dry and refrigerated bodies and service and stake bodies that were previously reported in the FMP segment are also in the TS segment.
▪Parts & Services (“P&S”): The P&S segment is comprised of each of the Company’s historical segments’ parts and services businesses as well as the upfitting component of our truck bodies business. In addition, the Company’s Composites business, which focuses on the use of DuraPlate® composite panels beyond the semi-trailer market, is also part of the P&S segment (previously reported in the DPG segment). Finally, the P&S segment includes the Company’s Engineered Products business (previously reported in the DPG segment), including stainless-steel storage tanks and silos, mixers, and processors for a variety of end markets. Growing and expanding the parts and services businesses is a key strategic initiative for the Company moving forward.
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

Reportable segment information is as follows (in thousands):

	Transportation Solutions	Parts & Services	Corporate and Eliminations	Consolidated
2021
Net sales
External customers	$1,628,694	$174,574	$—	$1,803,268
Intersegment sales	4,625	2,592	(7,217)	—
Total net sales	$1,633,319	$177,166	$(7,217)	$1,803,268

Depreciation and amortization	$41,819	$4,781	$2,242	$48,842
Income (Loss) from operations	$61,869	$20,201	$(48,528)	$33,542

2020
Net sales
External customers	$1,308,935	$172,954	$—	$1,481,889
Intersegment sales	6,494	6,520	(13,014)	—
Total net sales	$1,315,429	$179,474	$(13,014)	$1,481,889

Depreciation and amortization	$40,236	$5,512	$2,222	$47,970
Loss from operations	$(29,702)	$(12,658)	$(43,248)	$(85,608)

2019
Net sales
External customers	$2,103,955	$215,181	$—	$2,319,136
Intersegment sales	10,854	10,838	(21,692)	—
Total net sales	$2,114,809	$226,019	$(21,692)	$2,319,136

Depreciation and amortization	$34,821	$5,828	$1,708	$42,357
Income (Loss) from operations	$153,907	$31,523	$(42,644)	$142,786

Customer Concentration
The Company is subject to a concentration of risk as the five largest customers together accounted for approximately 30%, 21%, and 27% of the Company’s aggregate net sales in 2021, 2020, and 2019, respectively. In addition, for each of the last three years there were no customers whose revenue individually represented 10% or more of our aggregate net sales. International sales accounted for less than 10% in each of the last three years.
Product Information
The Company offers products primarily in four general categories: (1) new trailers, (2) used trailers, (3) components, parts and services, and (4) equipment and other (which includes new truck body sales). The following table sets forth the major product categories and their percentage of consolidated net sales (dollars in thousands):

Year ended December 31, 2021	Transportation Solutions	Parts & Services	Eliminations	Consolidated
New trailers	$1,354,375	$179	$(181)	$1,354,373	75.2%
Used trailers	165	2,349	—	2,514	0.1%
Components, parts and services	—	131,929	—	131,929	7.3%
Equipment and other	278,779	42,709	(7,036)	314,452	17.4%
Total net external sales	$1,633,319	$177,166	$(7,217)	$1,803,268	100.0%

Year ended December 31, 2020	Transportation Solutions	Parts & Services	Eliminations	Consolidated
New trailers	$1,087,978	$3,387	$(3,545)	$1,087,820	73.4%
Used trailers	3,677	4,709	—	8,386	0.6%
Components, parts and services	—	123,517	—	123,517	8.3%
Equipment and other	223,774	47,861	(9,469)	262,166	17.7%
Total net external sales	$1,315,429	$179,474	$(13,014)	$1,481,889	100.0%

Year ended December 31, 2019	Transportation Solutions	Parts & Services	Eliminations	Consolidated
New trailers	$1,661,897	$7,859	$(7,077)	$1,662,679	71.6%
Used trailers	85	2,394	—	2,479	0.1%
Components, parts and services	—	155,104	—	155,104	6.7%
Equipment and other	452,827	60,662	(14,615)	498,874	21.5%
Total net external sales	$2,114,809	$226,019	$(21,692)	$2,319,136	100.0%

20. DIVESTITURES AND PROPERTY, PLANT, AND EQUIPMENT
During the second quarter of 2021, the Company sold its Extract Technology® (“Extract”) business that manufactured stainless steel isolators and downflow booths, as well as custom-fabricated equipment, including workstations and drum booths for the pharmaceutical, fine chemical, biotech, and nuclear end markets. Proceeds of the sale, net of transaction costs and cash divested, totaled approximately $20.8 million. Prior to the sale, Extract was an operating unit within the historical DPG reporting segment. A gain on sale of approximately $1.9 million was recognized in connection with the divestiture, and a portion of the net proceeds from the sale were used to pay down outstanding principal under the New Term Loan Credit Agreement as further described in Note 9. The gain on sale is included in Impairment and other, net in the Consolidated Statements of Operations. In accordance with the relevant accounting guidance, as part of the sale the Company allocated $11.1 million of goodwill based upon the relative fair value of the Extract operating unit compared to the historical DPG reporting unit as a whole. This goodwill, along with net intangible assets of approximately $1.3 million, were included in the carrying value of the disposed assets and the resulting gain recognized in connection with the sale.
During the first quarter of 2021, the Company impaired unused and obsolete property, plant, and equipment assets totaling approximately $0.8 million. The impairment charges are included in Impairment and other, net in the Consolidated Statements of Operations.
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

21. CONSOLIDATED QUARTERLY FINANCIAL DATA (UNAUDITED)
The following is a summary of the unaudited quarterly results of operations for fiscal years 2021, 2020, and 2019 (dollars in thousands, except per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2021
Net sales	$392,003	$449,422	$482,566	$479,277
Gross profit	$47,166	$55,608	$51,045	$42,648
Net income (loss)	$3,217	$12,252	$11,008	$(25,313)
Basic net income (loss) per share(1)	$0.06	$0.24	$0.22	$(0.51)
Diluted net income (loss) per share(1)	$0.06	$0.24	$0.22	$(0.51)
2020
Net sales	$387,074	$339,153	$351,584	$404,078
Gross profit	$36,743	$34,321	$43,194	$45,496
Net (loss) income	$(106,647)	$(146)	$3,887	$5,494
Basic net (loss) income per share(1)	$(2.01)	$—	$0.07	$0.10
Diluted net (loss) income per share(1)	$(2.01)	$—	$0.07	$0.10
2019
Net sales	$533,174	$626,053	$580,908	$579,001
Gross profit	$68,690	$87,650	$77,735	$72,307
Net income	$14,780	$30,960	$25,460	$18,375
Basic net income per share(1)	$0.27	$0.56	$0.47	$0.34
Diluted net income per share(1)	$0.27	$0.56	$0.46	$0.34
—————————
(1)Basic and diluted net income (loss) per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly net income (loss) per share may differ from annual net income (loss) per share due to rounding.
ITEM 9—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A—CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to provide reasonable assurance to our management and board of directors that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on an evaluation conducted under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021, including those procedures described below, we, including our Chief Executive Officer and our Chief Financial Officer, determined that those controls and procedures were effective.
Changes in Internal Controls
There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fourth quarter of fiscal year 2021 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021, based on criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO). Based on this assessment, management has concluded that internal control over financial reporting is effective as of December 31, 2021.
Ernst & Young LLP, an Independent Registered Public Accounting Firm, has audited the Company’s consolidated financial statements as of and for the year ended December 31, 2021, and its report on internal controls over financial reporting as of December 31, 2021 appears on the following page.

Brent L. Yeagy	President and Chief Executive Officer
Michael N. Pettit	Senior Vice President and Chief Financial Officer

February 24, 2022

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Wabash National Corporation
Opinion on Internal Control over Financial Reporting
We have audited Wabash National Corporation’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Wabash National Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and our report dated February 24, 2022 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP

Indianapolis, Indiana
February 24, 2022

ITEM 9B—OTHER INFORMATION
None.

ITEM 9C—DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III
ITEM 10—DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The Company hereby incorporates by reference the information contained under the heading “Information About Our Executive Officers” from Item 1 Part I of this Annual Report.
The Company hereby incorporates by reference the information contained under the headings “Delinquent Section 16(a) Reports,” “Proposal 1 - Election of Directors” and “Corporate Governance” from its definitive Proxy Statement to be delivered to stockholders of the Company and filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report in connection with the 2022 Annual Meeting of Stockholders to be held May 11, 2022.
Code of Ethics
As part of our system of corporate governance, our Board of Directors has adopted a Code of Business Conduct and Ethics (“Code of Ethics”) that is specifically applicable to our Chief Executive Officer and Senior Financial Officers. This Code of Ethics is available within the Corporate Governance section of the Investor Relations page of our website at ir.onewabash.com. The content on any website referred to in this Annual Report on Form 10-K is not incorporated by reference into this Annual Report on Form 10-K unless expressly noted. We will disclose any waivers for our Chief Executive Officer or Senior Financial Officers under, or any amendments to, our Code of Ethics by posting such information on our website at the address above.
ITEM 11—EXECUTIVE COMPENSATION
The Company hereby incorporates by reference the information contained under the headings “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Executive Compensation Tables,” and “Corporate Governance—Director Compensation” from its definitive Proxy Statement to be delivered to the stockholders of the Company and filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report in connection with the 2022 Annual Meeting of Stockholders to be held May 11, 2022.
ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The Company hereby incorporates by reference the information contained under the headings “Beneficial Ownership Information—Beneficial Ownership of Common Stock” and “Equity Compensation Plan Information” from its definitive Proxy Statement to be delivered to the stockholders of the Company and filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report in connection with the 2022 Annual Meeting of Stockholders to be held on May 11, 2022.
ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The Company hereby incorporates by reference the information contained under the headings “Corporate Governance—Board Structure and its Role in Oversight—Director Independence” and “Corporate Governance—Related Persons Transactions Policy” from its definitive Proxy Statement to be delivered to the stockholders of the Company and filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report in connection with the 2022 Annual Meeting of Stockholders to be held on May 11, 2022.
ITEM 14—PRINCIPAL ACCOUNTING FEES AND SERVICES
Information required by Item 14 of this form and the Audit Committee’s pre-approval policies and procedures regarding the engagement of the principal accountant are incorporated herein by reference to the information contained under the heading “Proposal 3—Ratification of Appointment of Independent Registered Public Accounting Firm” from the Company’s definitive Proxy Statement to be delivered to the stockholders of the Company and filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report in connection with the 2022 Annual Meeting of Stockholders to be held on May 11, 2022.
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

ITEM 16 – FORM 10-K SUMMARY
None.
EXHIBIT INDEX

No.	Description
3.01	Amended and Restated Certificate of Incorporation of the Company, as amended (7)
3.02	Amended and Restated Bylaws of the Company, as amended (6)
4.01	Specimen Stock Certificate (1)
4.02	Indenture, dated as of October 6, 2021, by and among Wabash National Corporation, the several guarantors named therein and Wells Fargo Bank, National Association, as trustee (18)
4.03	Form of 4.50% Senior Notes due 2028 (18)
4.04	Description of Securities (15)
10.01#	Corporate Plan for Retirement – Executive Plan (2)
10.02#	Form of Non-Qualified Stock Option Agreement under the 2007 Omnibus Incentive Plan (4)
10.03#	2007 Omnibus Incentive Plan, as amended (5)
10.04#	2011 Omnibus Incentive Plan (8)
10.05#	2017 Omnibus Incentive Plan (11)
10.06#	Change in Control Severance Pay Plan (9)
10.07#	Wabash National Corporation Executive Severance Plan (3)
10.08#	Form of Wabash National Corporation Time-Vesting Restricted Stock Unit Agreement for awards granted to employees under the 2017 Omnibus Incentive Plan (16)
10.09#	Wabash National Corporation Supplemental Plan, effective May 12, 2020 (13)
10.10#	Form of Wabash National Corporation Restricted Stock Unit Agreement under the 2017 Omnibus Incentive Plan (13)
10.11#	Form of Wabash National Corporation Performance-Based Restricted Stock Unit Agreement for awards granted to employees under the 2017 Omnibus Plan (16)
10.12
Second Amended and Restated Credit Agreement dated December 21, 2018 among Wabash National Corporation, certain subsidiaries of Wabash National Corporation, the lenders from time to time party thereto and Wells Fargo Capital Finance, LLC, as administrative agent (10)

10.13
First Amendment to Second Amended and Restated Credit Agreement, dated September 28, 2020, among Wabash National Corporation, certain of its subsidiaries party thereto, Wells Fargo Capital Finance, LLC, as the arranger and administrative agent for the Lenders, and the Lenders party thereto (14)

10.14
Increase Agreement Regarding Incremental Revolver Commitments and Second Amendment to Second Amended and Restated Credit Agreement, dated as of September 28, 2021, among Wabash National Corporation, certain of its subsidiaries party thereto, the lenders party thereto, and Wells Fargo Capital Finance, LLC, as the administrative agent (17)

10.15	Form of Indemnification Agreement with Directors and Executive Officers (12)
21.1	List of Significant Subsidiaries (19)
23.1	Consent of Ernst & Young LLP (19)
31.1	Certification of Principal Executive Officer (19)
31.2	Certification of Principal Financial Officer (19)
32.1	Written Statement of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (19)
101	The following materials from Wabash National Corporation’s Annual Report on Form 10-K for the year ended December 31, 2021 are filed herewith, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at December 31, 2021 and 2020, (ii) the Consolidated Statements of Operations for the twelve months ended December 31, 2021, 2020, and 2019, (iii) the Consolidated Statements of Comprehensive (Loss) Income for the twelve months ended December 31, 2021, 2020, and 2019, (iv) the Consolidated Statements of Stockholders’ Equity for the twelve months ended December 31, 2021, 2020, and 2019, (v) the Consolidated Statements of Cash Flows for the twelve months ended December 31, 2021, 2020, and 2019, and (vi) Notes to the Consolidated Financial Statements. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document. (19)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101) (19)

#	Management contract or compensatory plan
(1)	Incorporated by reference to the Registrant’s registration statement on Form S-3 (Registration No. 333-27317) filed on May 16, 1997
(2)	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended March 31, 2005 (File No. 001-10883)
(3)	Incorporated by reference to the Registrant’s Form 8-K filed on December 16, 2015 (File No. 001-10883)

(4)	Incorporated by reference to the Registrant’s Form 8-K filed on May 24, 2007 (File No. 001-10883)
(5)	Incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 2007 (File No. 001-10883)
(6)	Incorporated by reference to the Registrant’s Form 8-K filed on February 22, 2022 (File No. 001-10883)
(7)	Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 30, 2011 (File No. 001-10883)
(8)	Incorporated by reference to the Registrant’s Form 8-K filed on May 25, 2011 (File No. 001-10883)
(9)	Incorporated by reference to the Registrant’s Form 8-K filed on September 14, 2011 (File No. 001-10883)
(10)	Incorporated by reference to the Registrant’s Form 8-K filed on December 27, 2018 (File No. 001-10883)
(11)	Incorporated by reference to the Registrant’s Form S-8 filed on May 18, 2017 (File No. 333-218085)
(12)	Incorporated by reference to the Registrant’s Form 8-K filed on December 15, 2017 (File No. 001-10883)
(13)	Incorporated by reference to the Registrant’s Form 10-Q filed on July 29, 2020 (File No. 001-10883)
(14)	Incorporated by reference to the Registrant’s Form 8-K filed on September 30, 2020 (File No. 001-10883)
(15)	Incorporated by reference to the Registrant’s Form 10-K filed on February 25, 2020 (File No. 001-10883)
(16)	Incorporated by reference to the Registrant’s Form 10-K filed on February 25, 2021 (File No. 001-10883)
(17)	Incorporated by reference to the Registrant’s Form 8-K filed on September 29, 2021 (File No 001-10883)
(18)	Incorporated by reference to the Registrant’s Form 8-K filed on October 6, 2021 (File No 001-10883)
(19)	Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
WABASH NATIONAL CORPORATION

February 24, 2022	By:	/s/ Michael N. Pettit
Michael N. Pettit
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature and Name	Title	Date

/s/ Brent L. Yeagy	President and Chief Executive Officer, Director	February 24, 2022
Brent L. Yeagy	(Principal Executive Officer)

/s/ Michael N. Pettit	Senior Vice President and Chief Financial Officer	February 24, 2022
Michael N. Pettit	(Principal Financial Officer and Principal Accounting Officer)

/s/ Larry J. Magee	Chairman of the Board of Directors	February 24, 2022
Larry J. Magee

/s/ Therese M. Bassett	Director	February 24, 2022
Therese M. Bassett

/s/ John G. Boss	Director	February 24, 2022
John G. Boss

/s/ John E. Kunz	Director	February 24, 2022
John E. Kunz

/s/ Ann D. Murtlow	Director	February 24, 2022
Ann D. Murtlow

/s/ Scott K. Sorensen	Director	February 24, 2022
Scott K. Sorensen

/s/ Stuart A. Taylor II	Director	February 24, 2022
Stuart A. Taylor II