Form 10-Q
period 2022-03-31
WABASH NATIONAL Corp
filed 2022-04-27
CIK 879526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of common stock outstanding at April 20, 2022 was 49,032,640.

WABASH NATIONAL CORPORATION
FORM 10-Q

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements
WABASH NATIONAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	March 31, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$72,794	$71,778
Accounts receivable, net	290,035	176,511
Inventories, net	286,734	237,621
Prepaid expenses and other	46,374	43,795
Total current assets	695,937	529,705
Property, plant, and equipment, net	232,037	232,425
Goodwill	188,438	188,443
Intangible assets, net	109,402	114,441
Other assets	41,043	42,057
Total assets	$1,266,857	$1,107,071
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$—	$—
Current portion of finance lease obligations	—	59
Accounts payable	258,643	173,950
Other accrued liabilities	114,017	115,316
Total current liabilities	372,660	289,325
Long-term debt	484,354	428,315
Deferred income taxes	40,510	36,019
Other non-current liabilities	27,080	27,873
Total liabilities	924,604	781,532
Commitments and contingencies
Stockholders’ equity:
Common stock 200,000,000 shares authorized, $0.01 par value, 49,032,640 and 48,954,482 shares outstanding, respectively	764	759
Additional paid-in capital	656,863	653,978
Retained earnings	100,120	92,111
Accumulated other comprehensive income	14,687	859
Treasury stock at cost, 27,454,978 and 27,013,275 common shares, respectively	(430,181)	(422,168)
Total stockholders' equity	342,253	325,539
Total liabilities and stockholders’ equity	$1,266,857	$1,107,071

The accompanying notes are an integral part of these Condensed Consolidated Statements.

WABASH NATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited – dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2022	2021
Net sales	$546,761	$392,003
Cost of sales	488,706	344,837
Gross profit	58,055	47,166
General and administrative expenses	26,332	22,867
Selling expenses	6,209	6,665
Amortization of intangible assets	5,039	5,798
Impairment and other, net	340	621
Income from operations	20,135	11,215
Other income (expense):
Interest expense	(4,913)	(6,150)
Other, net	(71)	(14)
Other expense, net	(4,984)	(6,164)
Income before income tax expense	15,151	5,051
Income tax expense	3,077	1,834
Net income	$12,074	$3,217

Net income per share:
Basic	$0.25	$0.06
Diluted	$0.24	$0.06
Weighted average common shares outstanding (in thousands):
Basic	49,004	52,126
Diluted	49,730	53,044

Dividends declared per share	$0.08	$0.08

The accompanying notes are an integral part of these Condensed Consolidated Statements.

WABASH NATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited – dollars in thousands)

	Three Months Ended March 31,
	2022	2021
Net income	$12,074	$3,217
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	243	(303)
Unrealized gain on derivative instruments	13,585	14,530
Total other comprehensive income	13,828	14,227
Comprehensive income	$25,902	$17,444

The accompanying notes are an integral part of these Condensed Consolidated Statements.

WABASH NATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited – dollars in thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities
Net income	$12,074	$3,217
Adjustments to reconcile net income to net cash used in operating activities
Depreciation	8,225	6,432
Amortization of intangibles	5,039	5,798
Net gain on sale of property, plant and equipment	(645)	(193)
Deferred income taxes	(50)	661
Stock-based compensation	2,277	2,032
Impairment	986	817
Non-cash interest expense	213	296
Accounts receivable	(113,524)	(33,059)
Inventories	(49,113)	(63,422)
Prepaid expenses and other	2,913	(7,031)
Accounts payable and accrued liabilities	98,284	61,789
Other, net	(1,246)	259
Net cash used in operating activities	(34,567)	(22,404)
Cash flows from investing activities
Cash payments for capital expenditures	(9,949)	(4,165)
Proceeds from the sale of assets	1,445	203
Net cash used in investing activities	(8,504)	(3,962)
Cash flows from financing activities
Proceeds from exercise of stock options	613	1,235
Dividends paid	(4,337)	(4,253)
Borrowings under revolving credit facilities	56,284	114
Payments under revolving credit facilities	(318)	(114)
Principal payments under finance lease obligations	(59)	(85)
Debt issuance costs paid	(83)	—
Stock repurchases	(8,013)	(19,321)
Net cash provided by (used in) financing activities	44,087	(22,424)
Cash and cash equivalents:
Net increase (decrease) in cash, cash equivalents, and restricted cash	1,016	(48,790)
Cash, cash equivalents, and restricted cash at beginning of period	71,778	217,677
Cash, cash equivalents, and restricted cash at end of period	$72,794	$168,887
Supplemental disclosures of cash flow information:
Cash paid for interest	$273	$1,436
Refunds received for income taxes	$(8,825)	$(403)
Period end balance of payables for property, plant, and equipment	$2,960	$1,781

The accompanying notes are an integral part of these Condensed Consolidated Statements.

WABASH NATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited – dollars in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
	Shares	Amount
Balances at December 31, 2021	48,954,482	$759	$653,978	$92,111	$859	$(422,168)	$325,539
Net income for the period				12,074			12,074
Foreign currency translation					243		243
Stock-based compensation	277,124	5	2,272				2,277
Stock repurchase	(247,174)					(8,013)	(8,013)
Common stock dividends				(4,065)			(4,065)
Unrealized gain on derivative instruments, net of tax					13,585		13,585
Common stock issued in connection with:
Stock option exercises	48,208		613				613
Balances at March 31, 2022	49,032,640	$764	$656,863	$100,120	$14,687	$(430,181)	$342,253

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
	Shares	Amount
Balances at December 31, 2020	52,536,482	$755	$644,695	$107,233	$7,633	$(355,437)	$404,879
Net income for the period				3,217			3,217
Foreign currency translation					(303)		(303)
Stock-based compensation	101,083	1	2,031				2,032
Stock repurchase	(1,038,674)					(19,321)	(19,321)
Common stock dividends				(3,967)			(3,967)
Unrealized gain on derivative instruments, net of tax					14,530		14,530
Common stock issued in connection with:
Stock option exercises	112,400	1	1,234				1,235
Balances at March 31, 2021	51,711,291	$757	$647,960	$106,483	$21,860	$(374,758)	$402,302
The accompanying notes are an integral part of these Condensed Consolidated Statements.

WABASH NATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. BASIS OF PRESENTATION & DESCRIPTION OF THE BUSINESS
The condensed consolidated financial statements of Wabash National Corporation (the “Company,” “Wabash,” “we,” “our,” or “us”) have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with Generally Accepted Accounting Principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying condensed consolidated financial statements contain all material adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position of the Company, its results of operations, and its cash flows. The condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
As further described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, on January 10, 2022, the Company completed its review and approval of its plan for rebranding as Wabash®. As part of the planning process, the Company assessed its usage of trade names and brand names in connection with the long-term growth strategy as One Wabash. Under the plan as approved, the Company no longer plans to use certain trade names or brand names, and will predominantly use Wabash (or variations thereof) to refer to the Company.
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

4. GOODWILL & OTHER INTANGIBLE ASSETS
Segment Realignment
As further described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, beginning in September 2021 the Company realigned its operating and reportable segments. Based on these changes, the Company has established two operating and reportable segments: Transportation Solutions (“TS”) and Parts & Services (“P&S”). These operating and reportable segments have also been determined to be the applicable reporting units for purposes of goodwill assignment and evaluation.
As of March 31, 2022, goodwill allocated to the TS and P&S segments was approximately $120.5 million and $67.9 million, respectively. The Company considered whether there were any indicators of impairment during the three months ended March 31, 2022 and concluded there were none.
Extract Technology® Divestiture
During the second quarter of 2021, the Company sold its Extract Technology® (“Extract”) business that manufactured stainless steel isolators and downflow booths, as well as custom-fabricated equipment, including workstations and drum booths for the pharmaceutical, fine chemical, biotech, and nuclear end markets. Prior to the divestiture, Extract was an operating unit within the Parts & Services reporting unit. In accordance with the relevant accounting guidance, as part of the sale the Company allocated $11.1 million of goodwill based upon the relative fair value of the Extract operating unit compared to the reporting unit as a whole. This goodwill was included in the carrying value of the disposed assets and the resulting net gain recognized in connection with the sale. Prior to and subsequent to the divestiture, the Company performed an impairment assessment for the reporting unit and concluded the fair value of the reporting unit continued to exceed the carrying value.
The changes in the carrying amounts of goodwill from December 31, 2020 through the three-month period ended March 31, 2022 were as follows (in thousands):

	Transportation Solutions	Parts & Services	Total
Balance at December 31, 2020
Goodwill	$188,775	$119,185	$307,960
Accumulated impairment losses	(68,257)	(40,143)	(108,400)
Net balance as of December 31, 2020	120,518	79,042	199,560
Impact of divestiture on goodwill	—	(11,101)	(11,101)
Effects of foreign currency	(11)	(5)	(16)
Balance at December 31, 2021
Goodwill	188,764	108,079	296,843
Accumulated impairment losses	(68,257)	(40,143)	(108,400)
Net balance as of December 31, 2021	120,507	67,936	188,443
Effects of foreign currency	(3)	(2)	(5)
Balance at March 31, 2022
Goodwill	188,761	108,077	296,838
Accumulated impairment losses	(68,257)	(40,143)	(108,400)
Net balance as of March 31, 2022	$120,504	$67,934	$188,438

5. INVENTORIES, NET
Inventories are stated at the lower of cost, determined on either the first-in, first-out or average cost method, or net realizable value. Inventories, net of reserves, consist of the following components (in thousands):

	March 31, 2022	December 31, 2021
Raw materials and components	$198,678	$174,915
Finished goods	67,880	42,933
Work in progress	13,732	14,133
Aftermarket parts	5,445	4,903
Used trailers	999	737
	$286,734	$237,621
6. PREPAID EXPENSES AND OTHER
Prepaid expenses and other current assets consist of the following (in thousands):

	March 31, 2022	December 31, 2021
Chassis converter pool agreements	$4,923	$18,185
Assets held for sale	—	350
Income tax receivables	3,836	10,386
Insurance premiums & maintenance/subscription agreements	7,054	3,290
Commodity swap contracts	27,067	7,963
All other	3,494	3,621
	$46,374	$43,795
Chassis converter pool agreements represent chassis transferred to the Company on a restricted basis by the manufacturer, who retains the sole authority to authorize commencement of work on the chassis and to make certain other decisions with respect to the chassis including the terms and pricing of sales to the manufacturer’s dealers. Assets held for sale as of December 31, 2021 related to property, plant, and equipment assets that were unused and were actively being marketed for sale. Insurance premiums and maintenance/subscription agreements are charged to expense over the contractual life, which is generally one year or less. As further described in Note 8, commodity swap contracts relate to our hedging activities (that are in an asset position) to mitigate the risks associated with fluctuations in commodity prices. Other items primarily consist of investments held by the Company’s captive insurance subsidiary as well as other various prepaid and other assets. As of March 31, 2022 and December 31, 2021, there was no restricted cash included in prepaid expenses and other current assets.
7. DEBT
Long-term debt consists of the following (in thousands):

	March 31, 2022	December 31, 2021
Senior Notes due 2028	$400,000	$400,000
Revolving Credit Agreement	89,001	33,035
	489,001	433,035
Less: unamortized discount and fees	(4,647)	(4,720)
Less: current portion	—	—
	$484,354	$428,315

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
The Indenture contains customary events of default, including payment defaults, breaches of covenants, failure to pay certain judgments and certain events of bankruptcy, insolvency and reorganization. If an event of default occurs and is continuing, the principal amount of the New Senior Notes, plus accrued and unpaid interest, if any, may be declared immediately due and payable. These amounts automatically become due and payable if an event of default relating to certain events of bankruptcy, insolvency or reorganization occurs. As of March 31, 2022, the Company was in compliance with all covenants.
Contractual coupon interest expense and accretion of fees for the New Senior Notes for the three-month period ended March 31, 2022 was $4.5 million and $0.2 million, respectively, and are included in Interest expense in the Company’s Condensed Consolidated Statements of Operations. There was no contractual coupon interest expense and accretion of fees for the New Senior Notes during the three-month period ended March 31, 2021.
Contractual coupon interest expense and accretion of discount and fees for the Senior Notes due 2025, which were redeemed in full during the fourth quarter of 2021, for the three-month period ended March 31, 2021 was $4.5 million, which are included in Interest expense on the Company’s Condensed Consolidated Statements of Operations.

Revolving Credit Agreement
On December 21, 2018, the Company entered into the Second Amended and Restated Credit Agreement (the “Second Amended and Restated Credit Agreement”) among the Company, certain of its subsidiaries as borrowers (together with the Company, the “Borrowers”), the lenders from time to time party thereto, Wells Fargo Capital Finance, LLC as the administrative agent, joint lead arranger and joint bookrunner (the “Revolver Agent”), and Citizens Business Capital, a division of Citizens Asset Finance, Inc., as syndication agent, joint lead arranger and joint bookrunner, which amended and restated the Company’s existing amended and restated revolving credit agreement, dated as of May 8, 2012.
On September 28, 2020, the Company entered into the First Amendment to Second Amended and Restated Credit Agreement (the “First Amendment”) among the Company, certain of its subsidiaries party thereto, the lenders party thereto, and the Revolver Agent. The First Amendment primarily made conforming changes to the provisions in the Revolving Credit Agreement to reflect modifications made under the Term Loan Credit Agreement, dated September 20, 2020, among the Company, the lenders from time to time parties thereto, and Wells Fargo Bank, National Association, as the administrative agent, providing for a secured loan facility of $150 million (the “New Term Loan Credit Agreement”).
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
The Revolving Credit Agreement is guaranteed by certain subsidiaries of the Company (the “Revolver Guarantors”) and is secured by (i) first priority security interests (subject only to customary permitted liens and certain other permitted liens) in substantially all personal property of the Borrowers and the Revolver Guarantors, consisting of accounts receivable, inventory, cash, deposit and securities accounts and any cash or other assets in such accounts and, to the extent evidencing or otherwise related to such property, all general intangibles, licenses, intercompany debt, letter of credit rights, commercial tort claims, chattel paper, instruments, supporting obligations, documents and payment intangibles (collectively, the “Revolver Priority Collateral”), and (ii) second-priority liens on and security interests in customary permitted liens and certain other permitted liens (A) equity interests of each direct subsidiary held by the Borrowers and each Revolver Guarantor (subject to customary limitations in the case of the equity of foreign subsidiaries), and (B) substantially all other tangible and intangible assets of the Borrowers and the Revolver Guarantors including equipment, general intangibles, intercompany notes, insurance policies, investment property and intellectual property (in each case, except to the extent constituting Revolver Priority Collateral), but excluding real property (collectively, including certain material owned real property that does not constitute collateral under the Revolving Credit Agreement, the “Term Priority Collateral”). The Revolving Credit Agreement has a scheduled maturity date of December 21, 2023.
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
The Revolving Credit Agreement contains customary covenants limiting the ability of the Company and certain of its affiliates to, among other things, pay cash dividends, incur debt or liens, redeem or repurchase stock, enter into transactions with affiliates, merge, dissolve, repay subordinated indebtedness, make investments and dispose of assets. In addition, the Company will be required to maintain a minimum fixed charge coverage ratio of not less than 1.0 to 1.0 as of the end of any period of 12 fiscal months when excess availability under the Revolving Credit Agreement is less than 10% of the total revolving commitment. The Company was in compliance with all covenants as of March 31, 2022.
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
During the three-month period ended March 31, 2022, the Company borrowed $56.0 million under the Revolving Credit Agreement. As of March 31, 2022, there was $89.0 million outstanding under the Revolving Credit Facility. Interest expense under the Revolving Credit Agreement for the three-month period ended March 31, 2022, was approximately $0.3 million. During the three-month period ended March 31, 2021, and as of March 31, 2021, there were no amounts outstanding under the Revolving Facility. The Company paid no interest under the Revolving Credit Agreement during the three-month period ended March 31, 2021.
The Company’s liquidity position, defined as cash on hand and available borrowing capacity on the Revolving Facility, amounted to $203.1 million as of March 31, 2022 and $258.0 million as of December 31, 2021.
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
New Term Loan Credit Agreement
As of March 31, 2021, the Company had $138.8 million outstanding under the New Term Loan Credit Agreement (which was repaid in full during the fourth quarter of 2021), none of which was classified as current on the Company’s Condensed Consolidated Balance Sheets. For the three-month period ended March 31, 2021, under the New Term Loan Credit Agreement the Company paid interest of $1.4 million and made no principal payments.
For the three-month period ended March 31, 2021, the Company incurred charges of less than $0.1 million for amortization of fees and original issuance discount, which are included in Interest expense in the Condensed Consolidated Statements of Operations.
8. FINANCIAL DERIVATIVE INSTRUMENTS
Commodity Pricing Risk
As of March 31, 2022, the Company was party to commodity swap contracts for specific commodities with notional amounts of approximately $131.7 million. The Company uses commodity swap contracts to mitigate the risks associated with fluctuations in commodity prices impacting its cash flows related to inventory purchases from suppliers. The Company does not hedge all commodity price risk.
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
Financial Statement Presentation
As of March 31, 2022 and December 31, 2021, the fair value carrying amount of the Company’s derivative instruments were recorded as follows (in thousands):

		Asset / (Liability) Derivatives
	Balance Sheet Caption	March 31, 2022	December 31, 2021
Derivatives designated as hedging instruments
Commodity swap contracts	Prepaid expenses and other	$27,067	$7,963
Commodity swap contracts	Accounts payable and Other accrued liabilities	(4,353)	(5,121)
Total derivatives designated as hedging instruments		$22,714	$2,842

The following table summarizes the gain or loss recognized in AOCI as of March 31, 2022 and December 31, 2021 and the amounts reclassified from AOCI into earnings for the three months ended March 31, 2022 and 2021 (in thousands):

	Amount of Gain Recognized in AOCI on Derivatives (Effective Portion, net of tax)		Location of Gain (Loss) Reclassified from AOCI into Earnings (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Earnings

	March 31, 2022	December 31, 2021		Three Months Ended March 31,
				2022	2021
Derivatives instruments
Commodity swap contracts	$16,433	$2,848	Cost of sales	$5,298	$1,035
Over the next 12 months, the Company expects to reclassify approximately $21.9 million of pretax deferred gains, related to the commodity swap contracts, from AOCI to cost of sales as inventory purchases are settled.
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
The Company leases certain industrial spaces, office spaces, land, and equipment. Some leases include one or more options to renew, with renewal terms that can extend the lease term from generally one to 5 years. The exercise of lease renewal options is at the Company’s sole discretion, and are included in the lease term only to the extent such renewal options are reasonably certain of being exercised at lease commencement. Certain leases also include options to purchase the leased property. The depreciable life of assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise. During the three months ended March 31, 2022, leased assets obtained in exchange for new operating lease liabilities totaled approximately $1.3 million. During the three months ended March 31, 2021, leased assets obtained in exchange for new operating lease liabilities were insignificant. As of March 31, 2022, obligations related to operating leases that the Company has executed but have not yet commenced totaled approximately $1.4 million on a non-discounted basis, which the Company generally expects to be recognized over the next five years.
During the three months ended March 31, 2022, the Company entered into sale-leaseback-sublease transactions. Amounts related to these transactions during the first quarter of 2022 were insignificant. In addition, certain of the transactions occurred with a related party—such transactions were at market value and arm’s length.
Leased assets and liabilities included within the Condensed Consolidated Balance Sheets consist of the following (in thousands):

	Classification	March 31, 2022	December 31, 2021
Right-of-Use Assets
Operating	Other assets	$11,754	$11,379
Liabilities
Current
Operating	Other accrued liabilities	$3,746	$3,507
Finance	Current portion of finance lease obligations	—	59
Noncurrent
Operating	Non-current liabilities	8,008	7,872
Finance	Finance lease obligations	—	—
Total lease liabilities		$11,754	$11,438

Lease costs included in the Condensed Consolidated Statements of Operations consist of the following (in thousands):

	Classification	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Operating lease cost	Cost of sales, selling expenses and general and administrative expense	$1,109	$1,255
Finance lease cost
Amortization of ROU leased assets	Depreciation and amortization within Cost of sales	36	36
Interest on lease liabilities	Interest expense	1	8
Net lease cost		$1,146	$1,299
Maturity of the Company’s lease liabilities as of March 31, 2022 is as follows (in thousands):

	Operating Leases	Finance Leases	Total
2022 (remainder)	$3,248	$—	$3,248
2023	3,600	—	3,600
2024	2,485	—	2,485
2025	1,476	—	1,476
2026	990	—	990
Thereafter	1,173	—	1,173
Total lease payments	$12,972	$—	$12,972
Less: interest	1,218	—
Present value of lease payments	$11,754	$—
As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. Remaining lease term and discount rates are as follows:

	March 31, 2022	December 31, 2021
Weighted average remaining lease term (years)
Operating leases	4.0	4.3
Finance leases	0.0	0.1
Weighted average discount rate
Operating leases	5.10%	5.12%
Finance leases	—%	6.16%
Lease costs included in the Condensed Consolidated Statements of Cash Flows are as follows (in thousands):

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,120	$1,258
Operating cash flows from finance leases	$1	$5
Financing cash flows from finance leases	$59	$85

10. OTHER ACCRUED LIABILITIES
The following table presents the major components of Other accrued liabilities (in thousands):

	March 31, 2022	December 31, 2021
Warranty	$22,144	$22,045
Chassis converter pool agreements	4,923	18,185
Payroll and related taxes	15,550	15,679
Customer deposits	21,972	17,646
Self-insurance	11,158	11,152
Accrued interest	8,799	4,288
Operating lease obligations	3,746	3,507
Accrued taxes	13,762	8,425
All other	11,963	14,389
	$114,017	$115,316
The following table presents the changes in the product warranty accrual included in Other accrued liabilities (in thousands):

	2022	2021
Balance as of January 1	$22,045	$20,570
Provision for warranties issued in current year	946	1,397
Payments	(847)	(1,309)
Balance as of March 31	$22,144	$20,658
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

Fair value measurements and the fair value hierarchy level for the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021 are shown below (in thousands):

	Frequency	Asset / (Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2022
Commodity swap contracts	Recurring	$22,714	$—	$22,714	$—
Mutual funds	Recurring	$6,097	$6,097	$—	$—
Life-insurance contracts	Recurring	$17,391	$—	$17,391	$—
December 31, 2021
Commodity swap contracts	Recurring	$2,842	$—	$2,842	$—
Mutual funds	Recurring	$6,183	$6,183	$—	$—
Life-insurance contracts	Recurring	$18,670	$—	$18,670	$—
Estimated Fair Value of Debt
The estimated fair value of debt at March 31, 2022 consists primarily of the Senior Notes due 2028 and borrowings under the Revolving Credit Agreement (see Note 7). The fair value of the Senior Notes due 2028 are based upon third party pricing sources, which generally do not represent daily market activity or represent data obtained from an exchange, and are classified as Level 2. The interest rates on the Company’s borrowings under the Revolving Facility are adjusted regularly to reflect current market rates and thus carrying value approximates fair value for any borrowings.
The Company’s carrying and estimated fair value of debt at March 31, 2022 and December 31, 2021 were as follows (in thousands):

	March 31, 2022				December 31, 2021
	Carrying Value	Fair Value			Carrying Value	Fair Value
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Instrument
Senior Notes due 2028	$395,353	$—	$357,795	$—	$395,280	$—	$399,727	$—
Revolving Facility	89,001	—	89,001	—	33,035	—	33,035	—
	$484,354	$—	$446,796	$—	$428,315	$—	$432,762	$—
The fair value of debt is based on current public market prices for disclosure purposes only. Unrealized gains or losses are not recognized in the financial statements as long-term debt is presented at carrying value, net of unamortized premium or discount and unamortized deferred financing costs in the condensed consolidated financial statements.
12. COMMITMENTS AND CONTINGENCIES
As of March 31, 2022, the Company was named as a defendant or was otherwise involved in numerous legal proceedings and governmental examinations, in connection with the conduct of its business activities, in various jurisdictions, both in the United States and internationally. On the basis of information currently available to it, management does not believe that existing proceedings and investigations will have a material impact on our consolidated financial condition or liquidity if determined in a manner adverse to the Company. However, such matters are unpredictable, and we could incur judgments or enter into settlements for current or future claims that could materially and adversely affect our financial statements. Costs associated with the litigation and settlements of legal matters are reported within General and administrative expenses in the Condensed Consolidated Statements of Operations.

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
On November 13, 2019, the Company received a notice that it was considered one of several PRPs by the Indiana Department of Environmental Management (“IDEM”) under CERCLA and state law related to substances found in soil and groundwater at a property located at 817 South Earl Avenue, Lafayette, Indiana (the “Site”). The Company has never owned or operated the Site, but the Site is near certain of the Company’s owned properties. The Company has agreed to implement a limited work plan to further investigate the source of the contamination at the Site and have worked with IDEM and other PRPs to finalize the terms of the work plan. The Company submitted its initial site investigation report to IDEM during the third quarter of 2020, indicating that the data collected by the Company’s consultant confirmed that the Company’s properties are not the source of contamination at the Site. IDEM issued to the PRPs a request for a Further Site Investigation (“FSI”) work plan, and with IDEM’s permission the Company submitted a Work Plan Addendum on December 17, 2020 for limited additional groundwater sampling work in lieu of a full FSI work plan. IDEM approved the Work Plan Addendum and the additional work was completed in 2021. The Company submitted to IDEM the final, written report in December 2021, which states that its position is that the Company is not a responsible party and has no liability for any contamination. As of March 31, 2022, based on the information available, the Company does not expect this matter to have a material adverse effect on its financial condition or results of operations.
Chassis Converter Pool Agreements
The Company, through Supreme, obtains most vehicle chassis for its specialized vehicle products directly from the chassis manufacturers under converter pool agreements. Chassis are obtained from the manufacturers based on orders from customers, and in some cases, for unallocated orders. The agreements generally state that the manufacturer will provide a supply of chassis to be maintained at the Company’s facilities with the condition that we will store such chassis and will not move, sell, or otherwise dispose of such chassis except under the terms of the agreement. In addition, the manufacturer typically retains the sole authority to authorize commencement of work on the chassis and to make certain other decisions with respect to the chassis including the terms and pricing of sales of the chassis to the manufacturer’s dealers. The manufacturer also does not transfer the certificate of origin to the Company nor permit the Company to sell or transfer the chassis to anyone other than the manufacturer (for ultimate resale to a dealer). Although the Company is party to related finance agreements with manufacturers, the Company has not historically settled, nor expects to in the future settle, any related obligations in cash. Instead, the obligation is settled by the manufacturer upon reassignment of the chassis to an accepted dealer, and the dealer is invoiced for the chassis by the manufacturer. Accordingly, as of March 31, 2022, the Company’s outstanding chassis converter pool with the manufacturer totaled $4.9 million and the Company has included this financing agreement on the Company’s Condensed Consolidated Balance Sheets within Prepaid expenses and other and Other accrued liabilities. All other chassis programs through its Supreme subsidiary are handled as consigned inventory belonging to the manufacturer and totaled approximately $0.5 million. Under these agreements, if the chassis is not delivered to a customer within a specified time frame, the Company is required to pay a finance or storage charge on the chassis. Additionally, the Company receives finance support funds from manufacturers when the chassis are assigned into the Company’s chassis pool. Typically, chassis are converted and delivered to customers within 90 days of the receipt of the chassis by the Company.

13. NET INCOME PER SHARE
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

	Three Months Ended March 31,
	2022	2021
Basic net income per share:
Net income applicable to common stockholders	$12,074	$3,217
Weighted average common shares outstanding	49,004	52,126
Basic net income per share	$0.25	$0.06

Diluted net income per share:
Net income applicable to common stockholders	$12,074	$3,217

Weighted average common shares outstanding	49,004	52,126
Dilutive stock options and restricted stock	726	918
Diluted weighted average common shares outstanding	49,730	53,044
Diluted net income per share	$0.24	$0.06

14. STOCK-BASED COMPENSATION
The Company recognizes all share-based payments based upon their grant date fair value. The Company grants restricted stock units subject to specific service, performance, and/or market conditions. The Company’s policy is to recognize expense for awards that have service conditions only subject to graded vesting using the straight-line attribution method. The fair value of service and performance-based units is based on the market price of a share of underlying common stock at the date of grant. The fair values of the awards that contain market conditions are estimated using a Monte Carlo simulation approach in a risk-neutral framework to model future stock price movements based upon historical volatility, risk-free rates of return, and correlation matrix. The amount of compensation costs related to restricted stock units and performance units not yet recognized was $17.9 million at March 31, 2022, for which the expense will be recognized through 2025.
15. STOCKHOLDERS’ EQUITY
Share Repurchase Program
In August 2021, the Company announced that the Board of Directors approved the repurchase of an additional $150 million in shares of common stock over a three-year period. This authorization was an increase to the previous $100 million repurchase programs approved in November 2018, February 2017, and February 2016. The repurchase program is set to expire in August 2024. Stock repurchases under this program may be made in the open market or in private transactions at times and in amounts determined by the Company. As of March 31, 2022, $131.4 million remained available under the program.
Common and Preferred Stock
The Board of Directors has the authority to issue common and unclassed preferred stock of up to 200 million shares and 25 million shares, respectively, with par value of $0.01 per share, as well as to fix dividends, voting and conversion rights, redemption provisions, liquidation preferences, and other rights and restrictions.

Accumulated Other Comprehensive Income (Loss)
Changes in AOCI by component, net of tax, for the three months ended March 31, 2022 are summarized as follows (in thousands):

	Foreign Currency Translation	Derivative Instruments	Total
Balances at December 31, 2021	$(1,989)	$2,848	$859
Net unrealized gains (losses) arising during the period(a)	243	17,555	17,798
Less: Net realized gains (losses) reclassified to net income(b)	—	3,970	3,970
Net change during the period	243	13,585	13,828
Balances at March 31, 2022	$(1,746)	$16,433	$14,687
—————————
(a) Derivative instruments net of $5.9 million of tax liability for the three months ended March 31, 2022.
(b) Derivative instruments net of $1.3 million of tax liability for the three months ended March 31, 2022.

Changes in AOCI by component, net of tax, for the three months ended March 31, 2021 are summarized as follows (in thousands):

	Foreign Currency Translation	Derivative Instruments	Total
Balances at December 31, 2020	$(2,182)	$9,815	$7,633
Net unrealized gains (losses) arising during the period(c)	(303)	15,305	15,002
Less: Net realized gains (losses) reclassified to net loss(d)	—	775	775
Net change during the period	(303)	14,530	14,227
Balances at March 31, 2021	$(2,485)	$24,345	$21,860
—————————
(c) Derivative instruments net of $5.2 million of tax liability for the three months ended March 31, 2021.
(d) Derivative instruments net of $0.3 million of tax liability for the three months ended March 31, 2021.

16. INCOME TAXES
For the three months ended March 31, 2022, the Company recognized income tax expense of $3.1 million compared to $1.8 million for the same period in the prior year. The effective tax rates for the first three months of 2022 and 2021 were 20.3% and 36.3%, respectively. For the first three months of 2022, the effective tax rate differs from the US Federal statutory rate of 21% primarily due to the impact of state and local taxes and discrete items incurred related to stock-based compensation. For the first three months of 2021, the effective tax rate differs from the US Federal statutory rate of 21% primarily due to the impact of state and local taxes and discrete items incurred related to stock-based compensation.
17. IMPAIRMENT, SALES, AND PROPERTY, PLANT, AND EQUIPMENT
During the first quarter of 2022, the Company impaired approximately $1.0 million of construction-in-progress projects that were no longer expected to be completed. In addition, the Company sold a building (and the related land) for net proceeds of $1.1 million. A gain on sale of approximately $0.7 million was recognized as part of the sale. The impairment and gain on sale are included in Impairment and other, net in the Condensed Consolidated Statements of Operations.
During the first quarter of 2021, the Company impaired unused and obsolete property, plant, and equipment assets totaling approximately $0.8 million. The impairment charges are included in Impairment and other, net in the Condensed Consolidated Statements of Operations.

18. SEGMENTS
a. Segment Reporting
As further described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, beginning in September 2021 the Company realigned its operating and reportable segments based on how the Chief Operating Decision Maker (“CODM”) manages the business, allocates resources, makes operating decisions, and evaluates operating performance. Based on this realignment, the Company eliminated the historical Commercial Trailer Products, Diversified Products, and Final Mile Products segments and established two operating and reportable segments: Transportation Solutions and Parts & Services.
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
Reportable segment information is as follows (in thousands):

Three Months Ended March 31, 2022	Transportation Solutions	Parts & Services	Corporate and Eliminations	Consolidated
Net sales
External customers	$501,040	$45,721	$—	$546,761
Intersegment sales	1,025	987	(2,012)	—
Total net sales	$502,065	$46,708	$(2,012)	$546,761

Income (loss) from operations	$31,697	$6,789	$(18,351)	$20,135

Three Months Ended March 31, 2021	Transportation Solutions	Parts & Services	Corporate and Eliminations	Consolidated
Net sales
External customers	$344,338	$47,665	$—	$392,003
Intersegment sales	781	930	(1,711)	—
Total net sales	$345,119	$48,595	$(1,711)	$392,003

Income (loss) from operations	$16,623	$6,384	$(11,792)	$11,215

b.  Product Information
The Company offers products primarily in four general categories: (1) new trailers, (2) used trailers, (3) components, parts and services, and (4) equipment and other (which includes truck bodies). The following table sets forth the major product categories and their percentage of consolidated net sales (dollars in thousands):

Three Months Ended March 31, 2022	Transportation Solutions	Parts & Services	Eliminations	Consolidated
New trailers	$437,963	$54	$(311)	$437,706	80.1%
Used trailers	—	569	—	569	0.1%
Components, parts and services	—	33,564	(1,701)	31,863	5.8%
Equipment and other	64,102	12,521	—	76,623	14.0%
Total net sales	$502,065	$46,708	$(2,012)	$546,761	100.0%

Three Months Ended March 31, 2021	Transportation Solutions	Parts & Services	Eliminations	Consolidated
New trailers	$268,931	$—	$—	$268,931	68.6%
Used trailers	165	847	—	1,012	0.3%
Components, parts and services	—	35,498	(1,711)	33,787	8.6%
Equipment and other	76,023	12,250	—	88,273	22.5%
Total net sales	$345,119	$48,595	$(1,711)	$392,003	100.0%

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

Although we believe that the expectations expressed in our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and are subject to inherent risks and uncertainties, such as those disclosed in this Quarterly Report. Important risks and factors that could cause our actual results to be materially different from our expectations include the factors that are disclosed in “Item 1A-Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021. Each forward-looking statement contained in this Quarterly Report reflects our management’s view only as of the date on which that forward-looking statement was made. We are not obligated to update forward-looking statements or publicly release the result of any revisions to them to reflect events or circumstances after the date of this Quarterly Report or to reflect the occurrence of unanticipated events, except as required by law.

COVID-19 Update
In March 2020, a global pandemic was declared by the World Health Organization (the “WHO”) related to COVID-19. The pandemic created significant uncertainties and disruptions in the global economy. We continue to monitor the pandemic and remain focused on the health and safety of our employees, as well as the health of our business. In addition, we manage our operating plans considering the most recent developments including the changes to best practice guidelines by health experts, the drop in new cases in the United States, and changing local, state, and federal requirements. As new cases continue to drop, we are shifting from the crises of a pandemic to managing the ongoing challenges of an endemic infection.
While we are moving to an endemic phase, the COVID-19 pandemic has had lasting effects and continues to cause supply chain, labor, and raw material constraints that impact global markets. As a result, we have experienced inflation across our supply chain, increased freight and logistics costs, and volatility in connection with labor shortages. While the global market downturn and overall impacts on our operations are expected to be temporary, the duration of the impacts cannot be estimated at this time. However, should the disruptions continue for an extended period of time or worsen, the impact on our production, supply chain, demand for our products, and overall business could have a material adverse effect on our results of operations, financial condition, and cash flows.
Results of Operations
The following table sets forth certain operating data as a percentage of net sales for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Net sales	100.0%	100.0%
Cost of sales	89.4%	88.0%
Gross profit	10.6%	12.0%

General and administrative expenses	4.8%	5.8%
Selling expenses	1.1%	1.7%
Amortization of intangibles	0.9%	1.5%
Impairment and other, net	0.1%	0.2%
Income from operations	3.7%	2.8%

Interest expense	(0.9%)	(1.6%)
Other, net	—%	—%
Income before income tax expense	2.8%	1.2%

Income tax expense	0.6%	0.5%
Net income	2.2%	0.7%
For the three-month period ended March 31, 2022, we recorded net sales of $546.8 million compared to $392.0 million in the prior year period. Net sales for the three-month period ended March 31, 2022 increased $154.8 million, or 39.5%, compared to the prior year period, due primarily to an increase in new trailer shipments of 21.1% on account of stronger demand in this market. This increase was partially offset by a decrease in truck body shipments of 25.6%, which was primarily attributable to supply chain constraints. The higher new trailer shipment volumes drove an increase of 45.5% in net sales within the TS reportable segment. The increase in net sales within the TS reportable segment was partially offset by a decrease of $1.9 million in the P&S reportable segment. This decrease was driven by the sale of Extract Technology® in the second quarter of 2021 ($5.4 million in net sales during the first quarter of 2021) and closure of 17 service locations during the first nine months of 2021 (decrease in net sales of approximately $3.6 million from the prior year period). On a comparable revenue basis (excluding the impacts of the divestiture and closure of service locations), P&S segment net sales increased approximately $7.4 million from the prior year period. Gross profit margin decreased to 10.6% in the first quarter of 2022 compared to 12.0% in the prior year period primarily driven by higher materials and manufacturing costs. While we have observed an increase in overall industry demand thus far during 2022, we continue to experience some challenges as we ramp-up production, manage our supply chain, and hire additional labor. However, we remain focused on positioning ourselves to profitably capitalize on the current increase in demand and industry upswings.

For the three-month period ended March 31, 2022, selling, general and administrative expenses increased $3.0 million as compared to the same period in 2021. As a percentage of net sales, selling, general and administrative expenses decreased to 6.0% in the first quarter of 2022 as compared to 7.5% in the prior year period. The overall increase in selling, general and administrative expenses in the current year period compared to the same period in the prior year was largely due to an increase in professional fees and outside services/labor costs.
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
Three Months Ended March 31, 2022 Compared with the Three Months Ended March 31, 2021
Net Sales
Net sales in the first quarter of 2022 increased $154.8 million, or 39.5%, compared to the first quarter of 2021. By business segment, prior to the elimination of intercompany sales, sales and related units sold were as follows (dollars in thousands):

	Three Months Ended March 31,		Change
	2022	2021	Amount	%
	(prior to elimination of intersegment sales)
Sales by Segment
Transportation Solutions	$502,065	$345,119	$156,946	45.5%
Parts & Services	46,708	48,595	(1,887)	(3.9%)
Eliminations	(2,012)	(1,711)	(301)
Total	$546,761	$392,003	$154,758	39.5%

New Units Shipped	(units)
Trailers	11,695	9,660	2,035	21.1%
Truck bodies	3,540	4,760	(1,220)	(25.6%)
Total	15,235	14,420	815	5.7%

Used Units Shipped	(units)
Trailers	20	40	(20)	(50.0%)
TS segment sales, prior to the elimination of intersegment sales, were $502.1 million for the first quarter of 2022, an increase of $156.9 million, or 45.5%, compared to the first quarter of 2021. New trailers shipped during the first quarter of 2022 totaled 11,695 trailers compared to 9,660 trailers in the prior year period, an increase of 21.1%. New truck bodies shipped during the first quarter of 2022 totaled 3,540 truck bodies compared to 4,760 truck bodies in the prior year period, a decrease of 25.6% primarily due to supply chain constraints. The increase in new trailer shipments resulted in an overall increase in new trailer revenue, driven by strong demand for our dry van, tank, and platform trailers. The decrease in truck body shipments drove a 19.0% decrease in truck body revenue. Revenue per new trailer unit and truck body increased across each of our product lines, due in part to pricing actions to partially offset the increase in commodity costs.
P&S segment sales, prior to the elimination of intersegment sales, were $46.7 million for the first quarter of 2022, a decrease of $1.9 million, or 3.9%, compared to the first quarter of 2021. The overall decrease in sales for this segment is primarily attributable to the sale of our Extract Technology® business during the second quarter of 2021, which had sales totaling approximately $5.4 million during the first quarter of 2021. We also completed the closure of 17 service locations during the first nine months of 2021 that attributed to the decrease by approximately $3.6 million. These decreases were partially offset by higher sales and increased demand in our other parts, services, and upfitting offerings.
Cost of Sales
Cost of sales was $488.7 million in the first quarter of 2022, an increase of $143.9 million, or 41.7%, compared to the prior year period. Cost of sales is comprised of material costs, a variable expense, and other manufacturing costs, comprised of both fixed and variable expenses, including direct and indirect labor, outbound freight, overhead expenses, and depreciation.

TS segment cost of sales was $454.4 million in the first quarter of 2022, an increase of $147.6 million, or 48.1%, compared to the prior year period. The increase in cost of sales, which was primarily driven by higher sales and production volumes on account of stronger demand, was also due to an increase in materials costs of $115.1 million, or 55.5%, and higher labor and employee-related costs of approximately $5.6 million. An additional increase related to other manufacturing costs, including outside services and repairs and maintenance totaling approximately $3.1 million.
P&S segment cost of sales was $36.2 million in the first quarter of 2022, a decrease of $1.9 million, or 5.0%, compared to the prior period. The decrease in cost of sales was primarily due to the sale of our Extract Technology® business during the second quarter of 2021 and the closure of 17 service locations during the first nine months of 2021. These decreases were partially offset by an increase in materials costs of approximately $2.4 million, or 9.2%.
Gross Profit
Gross profit was $58.1 million in the first quarter of 2022, an increase of $10.9 million from the prior year period. Gross profit as a percentage of net sales was 10.6% for the first quarter of 2022, compared to 12.0% for the same period in 2021. Gross profit by segment was as follows (dollars in thousands):

	Three Months Ended March 31,		Change
	2022	2021	Amount	%
Gross Profit by Segment
Transportation Solutions	$47,682	$38,328	$9,354	24.4%
Parts & Services	10,522	10,466	56	0.5%
Eliminations	(149)	(1,628)	1,479
Total	$58,055	$47,166	$10,889	23.1%
TS segment gross profit was $47.7 million for the first quarter of 2022 compared to $38.3 million for the first quarter of 2021. Gross profit, prior to the elimination of intersegment sales, as a percentage of net sales, was 9.5% in the first quarter of 2022 compared to 11.1% in the comparative 2021 period. The overall increase in gross profit from the prior year period was primarily driven by an increase in our dry van products on account of stronger demand and shipments. This increase was partially offset by net decreases in certain other product lines, which were primarily attributable to higher manufacturing costs as well impacts of supply chain disruptions. While we took pricing actions to partially offset the increase in overall materials and manufacturing costs, gross profit as a percentage of net sales decreased from the prior year period.
P&S segment gross profit was $10.5 million for the first quarter of 2022 compared to $10.5 million for the first quarter of 2021. Gross profit, prior to the elimination of intersegment sales, as a percentage of net sales, was 22.5% in the first quarter of 2022 compared to 21.5% in the 2021 period. We sold our Extract Technology® business during the second quarter of 2021, which had gross profit totaling approximately $1.1 million during the first quarter of 2021. This decrease was generally offset by higher gross profit in our other parts, services, and upfitting offerings in the current year period as well as exit costs during the first quarter of 2021 related to the closure of service locations.
General and Administrative Expenses
General and administrative expenses for the first quarter of 2022 increased $3.5 million, or 15.2%, from the prior year period. The increase from the prior year period was largely due to an increase of approximately $2.8 million in professional fees and outside services/labor. In addition, depreciation, rental, and maintenance expenses increased a total of approximately $0.8 million. These increases were partially offset by a decrease of approximately $0.6 million in employee-related costs, including benefits and incentive programs. As a percentage of net sales, general and administrative expenses were 4.8% for the first quarter of 2022 compared to 5.8% for the first quarter of 2021. The overall decrease in general and administrative expenses as a percentage of net sales was primarily attributable to the increase in sales compared to the prior year period.
Selling Expenses
Selling expenses were $6.2 million in the first quarter of 2022, a decrease of $0.5 million, or 6.8%, compared to the prior year period. The decrease was primarily attributable to lower employee-related costs, including benefits and incentive programs, of approximately $1.3 million. This decrease was partially offset by an increase in advertising costs and outside services expense totaling approximately $0.7 million. As a percentage of net sales, selling expenses were 1.1% for the first quarter of 2022 compared to 1.7% for the first quarter of 2021. The overall decrease in selling expenses as a percentage of net sales was primarily attributable to the decrease in employee-related costs, including benefits and incentive programs.

Amortization of Intangibles
Amortization of intangibles was $5.0 million for the first quarter of 2022 compared to $5.8 million in the prior year period. Amortization of intangibles was the result of expenses recognized for intangible assets recorded from the acquisitions of Walker in May 2012 and Supreme in September 2017. The decrease from the prior year period is primarily attributable to the write-off of approximately $28.3 million in trade name and trademark intangible assets during the fourth quarter of 2021 as part of our rebranding as Wabash®, which is further described in our Annual Report on Form 10-K for the year ended December 31, 2021. In addition, we sold our Extract Technology® business during the second quarter of 2021 and wrote-off the related intangible assets as part of the sale.
Impairment and Other, Net
Impairment and other, net was a net loss of $0.3 million for the three months ended March 31, 2022 compared to a net loss of $0.6 million for the three months ended March 31, 2021. The net loss during the current year period primarily related to the impairment of $1.0 million of construction-in-progress projects that were no longer expected to be completed, partially offset by the sale of a building (and the related land) as further described in Note 17. During the first quarter of 2021, we impaired unused and obsolete property, plant, and equipment assets totaling approximately $0.8 million and sold property, plant, and equipment assets resulting in a gain on sale of approximately $0.2 million.
Other Income (Expense)
Interest expense for the first quarter of 2022 totaled $4.9 million compared to $6.2 million in the first quarter of 2021. Interest expense relates to interest and non-cash accretion charges on our Senior Notes due 2028 (during 2022), Revolving Credit Agreement (during 2022), Senior Notes due 2025 (during 2021), and New Term Loan Credit Agreement (during 2021). The decrease from the prior year period is primarily attributable to the repayment of the New Term Loan Credit Agreement in full during the fourth quarter of 2021, partially offset by interest on borrowings under the Revolving Credit Agreement during the first quarter of 2022.
Other, net for the first quarter of 2022 represented expense of $0.1 million as compared to expense of less than $0.1 million for the prior year period. Expense for both the current and prior year periods is related to individually insignificant items.
Income Taxes
We recognized income tax expense of $3.1 million in the first quarter of 2022 compared to $1.8 million for the same period in the prior year. The effective tax rate for this period was 20.3% compared to a tax benefit rate of 36.3% for the same period in the prior year. For the first quarter of 2022, the effective tax rate differs from the U.S. Federal statutory rate of 21% primarily due to the impact of state and local taxes and discrete items incurred related to stock-based compensation. For the first quarter of 2021, the effective tax rate differs from the U.S. Federal statutory rate of 21% primarily due to the impact of state and local taxes and discrete items incurred related to stock-based compensation.
Liquidity and Capital Resources
Capital Structure
Our capital structure is comprised of a mix of debt and equity. As of March 31, 2022, our debt to equity ratio, including any finance lease obligations, was approximately 1.4:1.0. Our long-term objective is to generate operating cash flows sufficient to support the growth within our businesses and increase shareholder value. This objective will be achieved through a balanced capital allocation strategy of sustaining strong liquidity, maintaining healthy leverage ratios, investing in the business, both organically and strategically, and returning capital to our shareholders. As of May 11, 2021, the Board of Directors has designated a Finance Committee for the primary purpose of assisting the Board in its oversight of the Company’s capital structure, financing, investment, and other financial matters of importance to the Company.
During the first three months of 2022, in keeping with this balanced approach, we paid dividends of approximately $4.3 million and repurchased shares under our share repurchase program totaling $4.7 million. Also, as further described in our Annual Report on Form 10-K for the year ended December 31, 2021, in September 2021 we exercised an option under the Revolving Credit Agreement to increase the total revolving credit commitments by $50 million from $175 million to $225 million. In addition, during the fourth quarter of 2021 we used the net proceeds of the New Senior Notes due 2028 and a portion of the increased capacity under the Revolving Credit Agreement to fund the redemption in full of the Old Senior Notes due 2025, to repay in full the $108.8 million of outstanding borrowings under the New Term Loan Credit Agreement, and to pay all related fees and expenses. Collectively, these actions demonstrate our confidence in the financial outlook of the Company and our ability to generate cash flow, both near and long term, and reinforce our overall commitment to deliver shareholder value while maintaining the flexibility to continue to execute our strategic plan for profitable growth and diversification.

Our liquidity position, defined as cash on hand and available borrowing capacity on the Revolving Credit Agreement, amounted to $203.1 million as of March 31, 2022, a decrease of 40% compared to $337.3 million as of March 31, 2021 and a decrease of 21% from $258.0 million as of December 31, 2021. These decreases as of March 31, 2022 are primarily attributable to capital allocation priorities and working capital needs as we scale operations to meet increased demand for our products. For the remainder of 2022, we expect to continue our commitment to fund our working capital requirements and capital expenditures, including our plans to add 20% more dry van manufacturing capacity beginning in 2023, which will be achieved by ramping down traditional refrigerated trailer capacity and converting the floor space to create additional dry van production. Along with the increased dry van manufacturing capacity, we will also maintain our assets to capitalize on any economic and/or industry upswings, while also responsibly returning capital to our shareholders. We will continue to move rapidly to adjust to the current environment to preserve the strength of our balance sheet, while prioritizing the safety of our employees and ensuring the liquidity and financial well-being of the Company.
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
Subject to a number of exceptions and qualifications, the Indenture restricts our ability and the ability of certain of its subsidiaries to: (i) incur additional indebtedness; (ii) pay dividends or make other distributions in respect of, or repurchase or redeem, its capital stock or with respect to any other interest or participation in, or measured by, its profits; (iii) make loans and certain investments; (iv) sell assets; (v) create or incur liens; (vi) enter into transactions with affiliates; and (vii) consolidate, merge or sell all or substantially all of its assets. These covenants are subject to a number of important exceptions and qualifications.
During any time when the New Senior Notes are rated investment grade by at least two of Moody’s, Fitch and Standard & Poor’s Ratings Services and no Default (as defined in the Indenture) has occurred and is continuing, many of such covenants will be suspended and we and our subsidiaries will cease to be subject to such covenants during such period.
The Indenture contains customary events of default, including payment defaults, breaches of covenants, failure to pay certain judgments and certain events of bankruptcy, insolvency and reorganization. If an event of default occurs and is continuing, the principal amount of the New Senior Notes, plus accrued and unpaid interest, if any, may be declared immediately due and payable. These amounts automatically become due and payable if an event of default relating to certain events of bankruptcy, insolvency or reorganization occurs. As of March 31, 2022, we were in compliance with all covenants.
Contractual coupon interest expense and accretion of fees for the New Senior Notes for the three-month period ended March 31, 2022 was $4.5 million and $0.2 million, respectively, and are included in Interest expense in our Condensed Consolidated Statements of Operations. There was no contractual coupon interest expense and accretion of fees for the New Senior Notes during the three-month period ended March 31, 2021.

Contractual coupon interest expense and accretion of discount and fees for the Senior Notes due 2025, which were redeemed in full during the fourth quarter of 2021, for the three-month period ended March 31, 2021 was $4.5 million, which are included in Interest expense on our Condensed Consolidated Statements of Operations.
Revolving Credit Agreement
On December 21, 2018, we entered into the Second Amended and Restated Credit Agreement (the “Second Amended and Restated Credit Agreement”) among us, certain of its subsidiaries as borrowers (together with us, the “Borrowers”), the lenders from time to time party thereto, Wells Fargo Capital Finance, LLC as the administrative agent, joint lead arranger and joint bookrunner (the “Revolver Agent”), and Citizens Business Capital, a division of Citizens Asset Finance, Inc., as syndication agent, joint lead arranger and joint bookrunner, which amended and restated our existing amended and restated revolving credit agreement, dated as of May 8, 2012.
On September 28, 2020, we entered into the First Amendment to Second Amended and Restated Credit Agreement (the “First Amendment”) among us, certain of our subsidiaries party thereto, the lenders party thereto, and the Revolver Agent. The First Amendment primarily made conforming changes to the provisions in the Revolving Credit Agreement to reflect modifications made under the Term Loan Credit Agreement, dated September 20, 2020, among the Company, the lenders from time to time parties thereto, and Wells Fargo Bank, National Association, as the administrative agent, providing for a secured loan facility of $150 million (the “New Term Loan Credit Agreement”).
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
The Revolving Credit Agreement is guaranteed by certain of our subsidiaries (the “Revolver Guarantors”) and is secured by (i) first priority security interests (subject only to customary permitted liens and certain other permitted liens) in substantially all personal property of the Borrowers and the Revolver Guarantors, consisting of accounts receivable, inventory, cash, deposit and securities accounts and any cash or other assets in such accounts and, to the extent evidencing or otherwise related to such property, all general intangibles, licenses, intercompany debt, letter of credit rights, commercial tort claims, chattel paper, instruments, supporting obligations, documents and payment intangibles (collectively, the “Revolver Priority Collateral”), and (ii) second-priority liens on and security interests in customary permitted liens and certain other permitted liens (A) equity interests of each direct subsidiary held by the Borrowers and each Revolver Guarantor (subject to customary limitations in the case of the equity of foreign subsidiaries), and (B) substantially all other tangible and intangible assets of the Borrowers and the Revolver Guarantors including equipment, general intangibles, intercompany notes, insurance policies, investment property and intellectual property (in each case, except to the extent constituting Revolver Priority Collateral), but excluding real property (collectively, including certain material owned real property that does not constitute collateral under the Revolving Credit Agreement, the “Term Priority Collateral”). The Revolving Credit Agreement has a scheduled maturity date of December 21, 2023.
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
The Revolving Credit Agreement contains customary covenants limiting our ability and certain of our affiliates to, among other things, pay cash dividends, incur debt or liens, redeem or repurchase stock, enter into transactions with affiliates, merge, dissolve, repay subordinated indebtedness, make investments and dispose of assets. In addition, we will be required to maintain a minimum fixed charge coverage ratio of not less than 1.0 to 1.0 as of the end of any period of 12 fiscal months when excess availability under the Revolving Credit Agreement is less than 10% of the total revolving commitment. We were in compliance with all covenants as of March 31, 2022.
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
During the three-month period ended March 31, 2022, we borrowed $56.0 million under the Revolving Credit Agreement. As of March 31, 2022, there was $89.0 million outstanding under the Revolving Facility. Interest expense under the Revolving Credit Agreement for the three-month period ended March 31, 2022, was approximately $0.3 million. During the three-month period ended March 31, 2021, and as of March 31, 2021, there were no amounts outstanding under the Revolving Facility. We paid no interest under the Revolving Credit Agreement during the three-month period ended March 31, 2021.
Our liquidity position, defined as cash on hand and available borrowing capacity on the Revolving Facility, amounted to $203.1 million as of March 31, 2022 and $258.0 million as of December 31, 2021.
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
New Term Loan Credit Agreement
As of March 31, 2021, we had $138.8 million outstanding under the New Term Loan Credit Agreement (which we repaid in full during the fourth quarter of 2021), none of which was classified as current on our Condensed Consolidated Balance Sheets. For the three-month period ended March 31, 2021, under the New Term Loan Credit Agreement we paid interest of $1.4 million and made no principal payments.
For the three-month period ended March 31, 2021, we incurred charges of less than $0.1 million for amortization of fees and original issuance discount, which are included in Interest expense in the Condensed Consolidated Statements of Operations.
Cash Flows
Cash used in operating activities for the first three months of 2022 totaled $34.6 million, compared to using $22.4 million during the same period in 2021. Cash used in operations during the current year period was the result of net income adjusted for various non-cash activities including depreciation, amortization, net gain on the sale of assets, deferred taxes, stock-based compensation, impairment, accretion of debt fees and discount, and a $61.4 million increase in working capital. Changes in key working capital accounts for 2022 and 2021 are summarized below (in thousands):

	Three Months Ended March 31,
	2022	2021	Change
Source (Use) of cash:
Accounts receivable	$(113,524)	$(33,059)	$(80,465)
Inventories	(49,113)	(63,422)	14,309
Accounts payable and accrued liabilities	98,284	61,789	36,495
Net use of cash	$(64,353)	$(34,692)	$(29,661)
Accounts receivable increased $113.5 million in the first three months of 2022 as compared to a $33.1 million increase in the prior year period. Days sales outstanding, a measure of working capital efficiency that measures the amount of time a receivable is outstanding, was 48 days and 31 days for the three months ended March 31, 2022 and 2021, respectively. The increase in accounts receivable during the first three months of 2022 was primarily due to the increase in shipments from the prior year period as well as the timing of shipments and receipt of customer payments. Inventory increased by $49.1 million during the first three months of 2022 as compared to an increase of $63.4 million in the 2021 period. Our inventory turns, a commonly used measure of working capital efficiency that measures how quickly inventory turns per year, was approximately 6 times in the 2022 period and 6 times in the 2021 period. The increase in inventory for the 2022 period was primarily attributable to higher raw materials inventory to adjust to anticipated production for the remainder of 2022 as well as higher finished goods inventory. Accounts payable and accrued liabilities increased by $98.3 million in 2022 compared to an increase of $61.8 million for the same period in 2021. Days payable outstanding, a measure of working capital efficiency that measures the amount of time a payable is outstanding, was 48 days for the three months ended March 31, 2022 compared to 45 days for the three months ended March 31, 2021.

Investing activities used $8.5 million during the first three months of 2022, as compared to using $4.0 million during the same period in 2021. Investing activities for the first three months of 2022 include capital expenditures of $9.9 million, which was an increase compared to $4.2 million during the same period in 2021. For the first three months of 2022, investing activities also include proceeds from the sale of assets of approximately $1.4 million. Proceeds from the sale of assets during the first three months of 2021 were approximately $0.2 million.
Financing activities provided $44.1 million during the first three months of 2022 as compared to using $22.4 million during the same period in 2021. Net cash provided by financing activities during the current year period primarily relates to borrowings under our Revolving Facility totaling $56.3 million and proceeds from the exercise of stock options of $0.6 million. These items were partially offset by common stock repurchases and withholdings of $8.0 million and cash dividend payments to our shareholders of $4.3 million. Net cash used in financing activities during the first three months of 2021 primarily relates to common stock repurchases and withholdings of $19.3 million and cash dividend payments to our shareholders of $4.3 million, partially offset by proceeds from the exercise of stock options of $1.2 million.
As of March 31, 2022, our liquidity position, defined as cash on hand and available borrowing capacity under our Revolving Facility, amounted to $203.1 million, representing a decrease of $134.2 million (or 40%) compared to March 31, 2021 and a decrease of $55.0 million (or 21%) compared to December 31, 2021. Total debt obligations amounted to $489.0 million as of March 31, 2022. These decreases as of March 31, 2022 are primarily attributable to capital allocation priorities and working capital needs as we scale operations to meet increased demand for our products, as well as increased borrowings under the Revolving Facility. For the remainder of 2022, we expect to continue our commitment to fund our working capital requirements and capital expenditures, including our plans to add 20% more dry van manufacturing capacity beginning in 2023, which will be achieved by ramping down traditional refrigerated trailer capacity and converting the floor space to create additional dry van production. Along with the increased dry van manufacturing capacity, we will also maintain our assets to capitalize on any economic and/or industry upswings, while also responsibly returning capital to our shareholders. We will continue to move rapidly to adjust to the current environment to preserve the strength of our balance sheet, while prioritizing the safety of our employees and ensuring the liquidity and financial well-being of the Company.
Capital Expenditures
Capital spending amounted to approximately $9.9 million for the first three months of 2022, and we believe our capital expenditures for 2022 will be in the range of $80 to $90 million. In addition to the previously announced actions to retool our existing capacity to support expanded dry van production, capital spending for 2022 has been and is expected to be utilized to support maintenance and productivity improvement initiatives within our facilities.
Goodwill
As further described in our Annual Report on Form 10-K for the year ended December 31, 2021, beginning in September 2021 we realigned our operating and reportable segments. Based on these changes, we established two operating and reportable segments: TS and P&S. These operating segments have also been determined to be the applicable reporting units for purposes of goodwill assignment and evaluation. In accordance with the relevant accounting guidance, we performed a quantitative impairment assessment of goodwill immediately prior to and subsequently following the change in segments and reporting units. The quantitative analyses did not result in any impairment charges as the fair value of each reporting unit exceeded the carrying value. In addition, as part of the change in segment structure, we reassigned goodwill from the historical CTP, DPG, and FMP reporting units to the TS and P&S reporting units using a relative fair value allocation approach as required by the relevant accounting guidance.
As further described in our Annual Report on Form 10-K for the year ended December 31, 2021, during the second quarter of 2021 we sold our Extract Technology® (“Extract”) business that manufactured stainless steel isolators and downflow booths, as well as custom-fabricated equipment, including workstations and drum booths for the pharmaceutical, fine chemical, biotech, and nuclear end markets. Prior to the divestiture Extract was an operating unit within the historical DPG reporting unit. In accordance with the relevant accounting guidance, as part of the sale we allocated $11.1 million of goodwill based upon the relative fair value of the Extract operating unit compared to the historical DPG reporting unit as a whole. This goodwill was included in the carrying value of the disposed assets and the resulting net gain recognized in connection with the sale. Prior to and subsequent to the divestiture, we performed an impairment assessment for the historical DPG reporting unit and concluded the fair value of the reporting unit continued to exceed the carrying value.
We considered whether there were any indicators of impairment during the three months ended March 31, 2022 and concluded there were none.

Contractual Obligations and Commercial Commitments
A summary of payments of our contractual obligations and commercial commitments, both on and off balance sheet, as of March 31, 2022 are as follows (in thousands):

	2022	2023	2024	2025	2026	Thereafter	Total
Debt:
Revolving Facility (due 2023)	$—	$89,001	$—	$—	$—	$—	$89,001
Senior Notes (due 2028)	—	—	—	—	—	400,000	400,000
Interest payments on Revolving Facility and Senior Notes due 2028[1]	19,586	19,473	18,000	18,000	18,000	36,000	129,059
Total debt	19,586	108,474	18,000	18,000	18,000	436,000	618,060
Other:
Operating Leases	3,248	3,600	2,485	1,476	990	1,173	12,972
Total other	3,248	3,600	2,485	1,476	990	1,173	12,972
Other commercial commitments:
Letters of Credit	5,702	—	—	—	—	—	5,702
Raw Material Purchase Commitments	131,700	—	—	—	—	—	131,700
Chassis Agreements and Programs	5,423	—	—	—	—	—	5,423
Total other commercial commitments	142,825	—	—	—	—	—	142,825
Total obligations	$165,659	$112,074	$20,485	$19,476	$18,990	$437,173	$773,857
1 Future interest payments on variable rate long-term debt are estimated based on the rate in effect as of March 31, 2022.
Borrowings under the Revolving Facility bear interest at a variable rate based on the LIBOR or a base rate determined by the lender’s prime rate plus an applicable margin, as defined in the agreement. Any outstanding borrowings under the Revolving Facility bear interest at a rate, at our election, equal to (i) LIBOR plus a margin ranging from 1.25% to 1.75% or (ii) a base rate plus a margin ranging from 0.25% to 0.75%, in each case depending upon the monthly average excess availability under the Revolving Facility. We are required to pay a monthly unused line fee equal to 0.20% times the average daily unused availability along with other customary fees and expenses of our agent and lenders. During the three-month period ended March 31, 2022, we borrowed $56.0 million under the Revolving Facility and made payments totaling approximately $0.3 million. As of March 31, 2022, there was $89.0 million outstanding under the Revolving Facility.
The Senior Notes due 2028 bear interest at the rate of 4.5% per annum from the date of issuance, payable semi-annually on April 15 and October 15.
Operating leases represent the total future minimum lease payments that have commenced. As of March 31, 2022, obligations related to operating leases that we have executed but have not yet commenced totaled approximately $1.3 million on a non-discounted basis, which we generally expect to be recognized over the next five years.
We have standby letters of credit totaling $5.7 million issued in connection with workers compensation claims and surety bonds.
We have $131.7 million in purchase commitments through December 2022 for various raw material commodities, including aluminum, steel, polyethylene and nickel as well as other raw material components which are within normal production requirements.

We, through our subsidiary Supreme, obtain most vehicle chassis for our specialized vehicle products directly from the chassis manufacturers under converter pool agreements. Chassis are obtained from the manufacturers based on orders from customers, and to a lesser extent, for unallocated orders. Although each manufacturer’s agreement has different terms and conditions, the agreements generally state that the manufacturer will provide a supply of chassis to be maintained from time to time at our various facilities with the condition that we will store such chassis and will not move, sell, or otherwise dispose of such chassis except under the terms of the agreement. The manufacturer transfers the chassis to us on a “restricted basis,” retaining the sole authority to authorize commencement of work on the chassis and to make certain other decisions with respect to the chassis including the terms and pricing of sales of the chassis to the manufacturer’s dealers. The manufacturer also does not transfer the certificate of origin to us nor permit us to sell or transfer the chassis to anyone other than the manufacturer (for ultimate resale to a dealer). Although we are party to related finance agreements with manufacturers, we have not historically settled, nor expect to in the future settle, any related obligations in cash. Instead, the obligation is settled by the manufacturer upon reassignment of the chassis to an accepted dealer, and the dealer is invoiced for the chassis by the manufacturer. Accordingly, as of March 31, 2022 our outstanding chassis converter pool with the manufacturer totaled $4.9 million and we have included this financing agreement on our Condensed Consolidated Balance Sheets within Prepaid expenses and other and Other accrued liabilities. All other chassis programs through our Supreme subsidiary are handled as consigned inventory belonging to the manufacturer and totaled approximately $0.5 million. Under these agreements, if the chassis is not delivered to a customer within a specified time frame, we are required to pay a finance or storage charge on the chassis. Additionally, we receive finance support funds from manufacturers when the chassis are assigned into our chassis pool. Typically, chassis are converted and delivered to customers within 90 days of our receipt of the chassis.
Backlog
Orders that have been confirmed by customers in writing, have defined delivery time frames, and can be produced during the next 18 months are included in our backlog. Orders that comprise our backlog may be subject to changes in quantities, delivery, specifications, terms, or cancellation. Our backlog of orders was approximately $2,339 million at March 31, 2022, which is a 7% decrease from approximately $2,526 million at December 31, 2021 and a 51% increase from $1,547 million at March 31, 2021. The increase from Q1 2021 is primarily related to increased demand for our products in 2022. We believe our backlog of orders is strong and shows the strength of our customers’ businesses from first to final mile. We expect to complete the majority of our backlog orders as of March 31, 2022 within 12 months of this date.
Outlook
The trailer industry generally follows the transportation industry’s cycles. According to ACT Research Company (“ACT”), total United States trailer production in 2021 was approximately 267,000 trailers, a 30% increase from 2020’s softened demand that was worsened and magnified by the uncertainty and economic impact caused by the COVID-19 pandemic. While there remains some uncertainty of the full impact of the COVID-19 pandemic, particularly around supply chain disruptions and labor shortages, the outlook for the overall trailer market is strong, and we believe our backlog of orders continues to provide a solid foundation for 2022. Current estimates from ACT and FTR Associations (“FTR”) for 2022 United States trailer production are 300,000 and 315,000, respectively, representing increases from 2021 of approximately 12% and 18%, respectively. These increases are generally in-line with our expectations as trailer manufacturers continue to ramp-up production for strong 2022 demand. We believe that these estimates for production will remain above replacement demand over the next several years.
ACT is forecasting annual new trailer production levels for 2023, 2024, 2025, 2026, and 2027 of approximately 333,000, 318,000, 305,000, 286,000, and 298,000, respectively. In addition, FTR is forecasting annual new trailer production levels of 335,000 and 310,000 for 2023 and 2024, respectively. While these estimates are more historically consistent production levels in the trailer industry, and in some cases higher, industry forecasters note that certain issues, such as continued supply chain disruptions and staffing challenges, could impact these estimates. We continue to believe we are well positioned to capitalize on strong demand in 2022.

Other potential risks we face for 2022 primarily relate to our ability to effectively manage our manufacturing operations, including ongoing labor shortages, disruption of our supply chain, and our overall business with the expected increase in production to meet demand. In addition, the cost of raw materials, commodities, and components are also potential risks as we enter 2022 with increased demand. Significant increases in the cost of certain commodities, raw materials or components have had, and may continue to have, an adverse effect on our results of operations. As has been our practice, we will endeavor to pass raw material and component price increases to our customers in addition to continuing our cost management and hedging activities in an effort to minimize the risk that changes in material costs could have on our operating results. In addition, we rely on a limited number of suppliers for certain key components and raw materials in the manufacturing of our products, including tires, landing gear, axles, suspensions, aluminum extrusions, chassis and specialty steel coil. At the current and expected demand levels, there may be additional or increased shortages of supplies of raw materials or components which would have an adverse impact on our ability to meet demand for our products. Despite these risks, we believe we are well positioned to capitalize on the expected strong overall demand levels while maintaining or growing margins through improvements in product pricing as well as productivity and other operational excellence initiatives.
For the remainder of 2022, we will continue to adjust to changes in the current environment, preserve the strength of our balance sheet, prioritize the safety of our employees, and ensure the liquidity and financial well-being of the Company. We believe we remain well-positioned for both near-term and long-term success in the trailer industry because: (1) our core customers are among the major participants in the trucking industry; (2) our technology and innovation provides value-added solutions for our customers by reducing trailer operating costs, improving revenue opportunities, and solving unique transportation problems; (3) our Wabash Management System (“WMS”) principles and processes and enterprise-wide lean efforts drive focus on the interconnected processes that are critical for success across our business; (4) our significant brand recognition, including our January 2022 rebranding as Wabash®, presence throughout North America, and the utilization of our extensive dealer network to market and sell our products; and (5) our One Wabash approach to create a consistent, superior experience for all customers who seek our solutions in the transportation, logistics, and distribution markets. By continuing to be an innovation leader in the transportation, logistics, and distribution industries we expect to leverage our existing assets and capabilities into higher margin products and markets by delivering value-added customer solutions.
Critical Accounting Policies and Estimates
We have included a summary of our Critical Accounting Policies and Estimates in our Annual Report on Form 10-K for the year ended December 31, 2021. There have been no material changes to the summary provided in that report.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
In addition to the risks inherent in our operations, we have exposure to financial and market risk resulting from volatility in commodity prices, interest rates and foreign exchange rates. The following discussion provides additional detail regarding our exposure to these risks.
Commodity Prices
We are exposed to fluctuation in commodity prices through the purchase of various raw materials that are processed from commodities such as aluminum, steel, lumber, nickel, copper, and polyethylene. Given the historical volatility of certain commodity prices, this exposure can significantly impact product costs. We manage some of our commodity price changes by entering into fixed price contracts with our suppliers and through financial derivatives. To the extent that we are unable to offset the increased commodity costs in our product prices, our results would be materially and adversely affected. As of March 31, 2022, we had $131.7 million in raw material purchase commitments through December 2022 for materials that will be used in the production process, as compared to $129.6 million as of December 31, 2021. We typically do not set prices for our products more than 45-90 days in advance of our commodity purchases and can, subject to competitive market conditions, take into account the cost of the commodity in setting our prices for each order. As of March 31, 2022, a hypothetical ten percent change in commodity prices based on our raw material purchase commitments through December 2022 would result in a corresponding change in cost of goods sold over a one-year period of approximately $13.2 million. This sensitivity analysis does not account for the change in the competitive environment indirectly related to the change in commodity prices and the potential managerial action taken in response to these changes.
Interest Rates
As of March 31, 2022, we had $89.0 million of floating rate debt outstanding under our Revolving Facility. As further described in our Annual Report on Form 10-K for the year ended December 31, 2021, we repaid the outstanding balance in full under our New Term Loan Credit Agreement during the fourth quarter of 2021, which had a floating rate of interest. Based on the current borrowings under our Revolving Facility, a hypothetical 100 basis-point change in the floating interest rate would result in a corresponding change in interest expense over a one-year period of approximately $0.9 million. This sensitivity analysis does not account for the change in the competitive environment indirectly related to the change in interest rates and the potential managerial action taken in response to these changes.

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
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective as of March 31, 2022.
Changes in Internal Controls over Financial Reporting
There were no changes in the Company’s internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the first quarter of fiscal year 2022 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.
Part II - OTHER INFORMATION
Item 1. Legal Proceedings
See Item 3 of Part I of our Annual Report on Form 10-K for the year ended December 31, 2021. See also Note 12, “Commitments and Contingencies”, to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report.
Item 1A. Risk Factors
You should carefully consider the risks described in our Annual Report on Form 10-K for the year ended December 31, 2021 including those under the heading “Risk Factors” appearing in Item 1A of Part I of the Form 10-K and other information contained in this Quarterly Report before investing in our securities. Realization of any of these risks could have a material adverse effect on our business, financial condition, cash flows, and results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Our Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Amount That May Yet Be Purchased Under the Plans or Programs ($ in millions)
January 1 - 31, 2022	151,662	$20.24	151,662	$133.0
February 1 - 28, 2022	289,691	$17.04	95,512	$131.4
March 1 - 31, 2022	350	$16.94	—	$131.4
Total	441,703	$18.14	247,174	$131.4
In August 2021, the Company announced that the Board of Directors approved the repurchase of an additional $150 million in shares of common stock over a three-year period. This authorization was an increase to the previous $100 million repurchase programs approved in November 2018, February 2017, and February 2016. The repurchase program is set to expire in August 2024. For the quarter ended March 31, 2022, we repurchased 247,174 shares pursuant to our repurchase program. Additionally, during this period there were 194,529 shares repurchased to cover minimum employee tax withholding obligations upon the vesting of restricted stock awards.

Item 6. Exhibits

(a)	Exhibits
	31.1	Certification of Principal Executive Officer
	31.2	Certification of Principal Financial Officer
	32.1	Written Statement of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)
	101	The following materials from Wabash National Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 are filed herewith, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at March 31, 2022 and December 31, 2021, (ii) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2022 and 2021, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2022 and 2021, (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2022 and 2021, (v) the Condensed Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2022 and 2021, and (vi) Notes to Condensed Consolidated Financial Statements. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
	104	Cover Page Interactive Data File (formatting as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WABASH NATIONAL CORPORATION

Date: April 27, 2022	By:	/s/ Michael N. Pettit
Michael N. Pettit
Senior Vice President and Chief Financial Officer (Principal Financial Officer)