Form 10-Q
period 2022-06-30
WABASH NATIONAL Corp
filed 2022-07-27
CIK 879526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of common stock outstanding at July 20, 2022 was 48,550,417.

WABASH NATIONAL CORPORATION
FORM 10-Q

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements
WABASH NATIONAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	June 30, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$138,484	$71,778
Accounts receivable, net	231,625	176,511
Inventories, net	305,338	237,621
Prepaid expenses and other	31,980	43,795
Total current assets	707,427	529,705
Property, plant, and equipment, net	242,636	232,425
Goodwill	188,440	188,443
Intangible assets, net	105,599	114,441
Other assets	46,203	42,057
Total assets	$1,290,305	$1,107,071
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$—	$—
Current portion of finance lease obligations	—	59
Accounts payable	304,761	173,950
Other accrued liabilities	127,927	115,316
Total current liabilities	432,688	289,325
Long-term debt	454,506	428,315
Deferred income taxes	33,864	36,019
Other non-current liabilities	30,889	27,873
Total liabilities	951,947	781,532
Commitments and contingencies
Noncontrolling interest	187	—
Wabash National Corporation stockholders’ equity:
Common stock 200,000,000 shares authorized, $0.01 par value, 48,701,087 and 48,954,482 shares outstanding, respectively	764	759
Additional paid-in capital	659,355	653,978
Retained earnings	118,771	92,111
Accumulated other comprehensive (loss) income	(5,226)	859
Treasury stock at cost, 27,816,488 and 27,013,275 common shares, respectively	(435,493)	(422,168)
Total Wabash National Corporation stockholders' equity	338,171	325,539
Total liabilities, noncontrolling interest, and equity	$1,290,305	$1,107,071

The accompanying notes are an integral part of these Condensed Consolidated Statements.

WABASH NATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited – dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net sales	$642,769	$449,422	$1,189,530	$841,425
Cost of sales	564,735	393,814	1,053,441	738,651
Gross profit	78,034	55,608	136,089	102,774
General and administrative expenses	30,944	22,907	57,276	45,774
Selling expenses	7,376	6,065	13,585	12,730
Amortization of intangible assets	3,803	5,799	8,842	11,597
Impairment and other, net	3	(1,847)	343	(1,226)
Income from operations	35,908	22,684	56,043	33,899
Other income (expense):
Interest expense	(5,218)	(6,034)	(10,131)	(12,184)
Other, net	(327)	(413)	(398)	(427)
Other expense, net	(5,545)	(6,447)	(10,529)	(12,611)
Income before income tax expense	30,363	16,237	45,514	21,288
Income tax expense	7,624	3,985	10,701	5,819
Net income	22,739	12,252	34,813	15,469
Net income attributable to noncontrolling interest	187	—	187	—
Net income attributable to common stockholders	$22,552	$12,252	$34,626	$15,469

Net income attributable to common stockholders per share:
Basic	$0.46	$0.24	$0.71	$0.30
Diluted	$0.46	$0.24	$0.70	$0.29
Weighted average common shares outstanding (in thousands):
Basic	49,034	51,272	49,019	51,697
Diluted	49,535	51,989	49,662	52,472

Dividends declared per share	$0.08	$0.08	$0.16	$0.16

The accompanying notes are an integral part of these Condensed Consolidated Statements.

WABASH NATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited – dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$22,739	$12,252	$34,813	$15,469
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(303)	667	(60)	364
Unrealized (loss) gain on derivative instruments	(19,610)	8,631	(6,025)	23,161
Total other comprehensive (loss) income	(19,913)	9,298	(6,085)	23,525
Comprehensive income	2,826	21,550	28,728	38,994
Comprehensive income attributable to noncontrolling interest	187	—	187	—
Comprehensive income attributable to common stockholders	$2,639	$21,550	$28,541	$38,994

The accompanying notes are an integral part of these Condensed Consolidated Statements.

WABASH NATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited – dollars in thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities
Net income	$34,813	$15,469
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation	16,482	12,881
Amortization of intangibles	8,842	11,597
Net gain on sale of property, plant and equipment and business divestiture	(642)	(2,043)
Loss on debt extinguishment	—	452
Deferred income taxes	(139)	(1,799)
Stock-based compensation	4,647	4,216
Impairment	986	817
Non-cash interest expense	426	591
Accounts receivable	(55,114)	(25,758)
Inventories	(67,717)	(89,733)
Prepaid expenses and other	814	2,500
Accounts payable and accrued liabilities	142,869	56,074
Other, net	(3,593)	1,650
Net cash provided by (used in) operating activities	82,674	(13,086)
Cash flows from investing activities
Cash payments for capital expenditures	(22,369)	(11,063)
Proceeds from the sale of assets	1,445	20,978
Net cash (used in) provided by investing activities	(20,924)	9,915
Cash flows from financing activities
Proceeds from exercise of stock options	735	1,450
Dividends paid	(8,278)	(8,437)
Borrowings under revolving credit facilities	56,739	232
Payments under revolving credit facilities	(30,773)	(232)
Principal payments under finance lease obligations	(59)	(172)
Principal payments under term loan credit facility	—	(30,000)
Debt issuance costs paid	(83)	—
Stock repurchases	(13,325)	(41,302)
Net cash provided by (used in) financing activities	4,956	(78,461)
Cash and cash equivalents:
Net increase (decrease) in cash, cash equivalents, and restricted cash	66,706	(81,632)
Cash, cash equivalents, and restricted cash at beginning of period	71,778	217,677
Cash, cash equivalents, and restricted cash at end of period	$138,484	$136,045
Supplemental disclosures of cash flow information:
Cash paid for interest	$10,177	$11,508
Refunds received for income taxes	$(3,312)	$(247)
Period end balance of payables for property, plant, and equipment	$9,288	$4,274

The accompanying notes are an integral part of these Condensed Consolidated Statements.

WABASH NATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited – dollars in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
	Shares	Amount
Balances at December 31, 2021	48,954,482	$759	$653,978	$92,111	$859	$(422,168)	$325,539
Net income for the period				12,074			12,074
Foreign currency translation					243		243
Stock-based compensation	277,124	5	2,272				2,277
Stock repurchase	(247,174)					(8,013)	(8,013)
Common stock dividends				(4,065)			(4,065)
Unrealized gain on derivative instruments, net of tax					13,585		13,585
Common stock issued in connection with:
Stock option exercises	48,208		613				613
Balances at March 31, 2022	49,032,640	$764	$656,863	$100,120	$14,687	$(430,181)	$342,253
Net income for the period				22,552			22,552
Foreign currency translation					(303)		(303)
Stock-based compensation	16,416		2,370				2,370
Stock repurchase	(360,659)					(5,312)	(5,312)
Common stock dividends				(3,901)			(3,901)
Unrealized loss on derivative instruments, net of tax					(19,610)		(19,610)
Common stock issued in connection with:
Stock option exercises	12,690		122				122
Balances at June 30, 2022	48,701,087	$764	$659,355	$118,771	$(5,226)	$(435,493)	$338,171

The accompanying notes are an integral part of these Condensed Consolidated Statements.

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
	Shares	Amount
Balances at December 31, 2020	52,536,482	$755	$644,695	$107,233	$7,633	$(355,437)	$404,879
Net income for the period				3,217			3,217
Foreign currency translation					(303)		(303)
Stock-based compensation	101,083	1	2,031				2,032
Stock repurchase	(1,038,674)					(19,321)	(19,321)
Common stock dividends				(3,967)			(3,967)
Unrealized gain on derivative instruments, net of tax					14,530		14,530
Common stock issued in connection with:
Stock option exercises	112,400	1	1,234				1,235
Balances at March 31, 2021	51,711,291	$757	$647,960	$106,483	$21,860	$(374,758)	$402,302
Net income for the period				12,252			12,252
Foreign currency translation					667		667
Stock-based compensation	37,147	1	2,183				2,184
Stock repurchase	(1,304,214)					(21,981)	(21,981)
Common stock dividends				(4,290)			(4,290)
Unrealized gain on derivative instruments, net of tax					8,631		8,631
Common stock issued in connection with:
Stock option exercises	19,810		215				215
Balances at June 30, 2021	50,464,034	$758	$650,358	$114,445	$31,158	$(396,739)	$399,980

The accompanying notes are an integral part of these Condensed Consolidated Statements.

WABASH NATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. DESCRIPTION OF THE BUSINESS & BASIS OF PRESENTATION
Wabash National Corporation (the “Company,” “Wabash,” “we,” “our,” or “us”) was founded in 1985 in Lafayette, Indiana as a dry van trailer manufacturer. The Company designs and manufactures a diverse range of products, including dry freight and refrigerated trailers, platform trailers, bulk tank trailers, dry and refrigerated truck bodies, structural composite panels and products, trailer aerodynamic solutions, and specialty food grade processing equipment. This diversification has been achieved through acquisitions, organic growth, and product innovation.
The condensed consolidated financial statements of the Company have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with Generally Accepted Accounting Principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying condensed consolidated financial statements contain all material adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position of the Company, its results of operations, and its cash flows. The Company consolidates into its financial statements the accounts of the Company and any partially owned subsidiary it has the ability to control (see Note 5). The Company does not have any subsidiaries it consolidates based solely on the power to direct the activities and significant participation in the entity’s expected results that would not otherwise be consolidated based on control through voting interests. Further, its affiliates are businesses established and maintained in connection with its operating strategy and are not special purposes entities. All intercompany transactions and balances have been eliminated.
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

The Company has identified three separate and distinct performance obligations: (1) the sale of a trailer or equipment, (2) the sale of replacement parts, and (3) service work. For trailer, truck body, equipment, and replacement part sales, control is transferred and revenue is recognized from the sale upon shipment to or pick up by the customer in accordance with the contract terms. The Company does not have any material extended payment terms as payment is received shortly after the point of sale. Accounts receivable are recorded when the right to consideration becomes unconditional. The Company does have customers who pay for the product prior to the transfer of control which is recorded as customer deposits in Other accrued liabilities as shown in Note 11. Customer deposits are recognized as revenue when the Company performs its obligations under the contract and transfers control of the product.
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
As of June 30, 2022, goodwill allocated to the TS and P&S segments was approximately $120.5 million and $67.9 million, respectively. The Company considered whether there were any indicators of impairment during the three and six months ended June 30, 2022 and concluded there were none.
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

The changes in the carrying amounts of goodwill from December 31, 2020 through the six-month period ended June 30, 2022 were as follows (in thousands):

	Transportation Solutions	Parts & Services	Total
Balance at December 31, 2020
Goodwill	$188,775	$119,185	$307,960
Accumulated impairment losses	(68,257)	(40,143)	(108,400)
Net balance as of December 31, 2020	120,518	79,042	199,560
Impact of divestiture on goodwill	—	(11,101)	(11,101)
Effects of foreign currency	(11)	(5)	(16)
Balance at December 31, 2021
Goodwill	188,764	108,079	296,843
Accumulated impairment losses	(68,257)	(40,143)	(108,400)
Net balance as of December 31, 2021	120,507	67,936	188,443
Effects of foreign currency	(3)	(2)	(5)
Balance at March 31, 2022
Goodwill	188,761	108,077	296,838
Accumulated impairment losses	(68,257)	(40,143)	(108,400)
Net balance as of March 31, 2022	120,504	67,934	188,438
Effects of foreign currency	1	1	2
Balance at June 30, 2022
Goodwill	188,762	108,078	296,840
Accumulated impairment losses	(68,257)	(40,143)	(108,400)
Net balance as of June 30, 2022	$120,505	$67,935	$188,440

5. NONCONTROLLING INTEREST AND VARIABLE INTEREST ENTITIES (“VIEs”)
VIEs & Consolidation
The Company consolidates those entities in which it has a direct or indirect controlling financial interest based on either the variable interest model (the “VIE model”) or the voting interest model (the “VOE model”).
VIEs are entities that, by design, either (i) lack sufficient equity to permit the entity to finance its activities without additional subordinated financial support from other parties, or (ii) have equity investors that do not have the ability to make significant decisions relating to the entity’s operations through voting rights, or do not have the obligation to absorb the expected losses, or do not have the right to receive the residual returns of the entity.
The primary beneficiary of a VIE is required to consolidate the assets and liabilities of the VIE. The primary beneficiary is the party that has both (i) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance; and (ii) the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE through its interest in the VIE.
To assess whether the Company has the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance, the Company considers all the facts and circumstances, including its role in establishing the VIE and its ongoing rights and responsibilities. This assessment includes identifying the activities that most significantly impact the VIE’s economic performance and identifying which party, if any, has power over those activities. In general, the parties that make the most significant decisions affecting the VIE (typically management and representation on the board of directors as well as control of the overall strategic direction of the entity) and have the right to unilaterally remove those decision-makers are deemed to have the power to direct the activities of a VIE.

To assess whether the Company has the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE, the Company considers all of its economic interests, which primarily include the obligation to absorb losses or fund expenditures or losses (if needed), that are deemed to be variable interests in the VIE. This assessment requires the Company to apply judgment in determining whether these interests, in the aggregate, are considered potentially significant to the VIE. Factors considered in assessing the significance include: the design of the VIE, including its capitalization structure; subordination of interests; payment priority; relative share of interests held across various classes within the VIE’s capital structure; and the reasons why the interests are held by the Company.
At the VIE’s inception, the Company determines whether it is the primary beneficiary and if the VIE should be consolidated based on the facts and circumstances. The Company then performs on-going reassessments of the VIE based on reconsideration events and reevaluates whether a change to the consolidation conclusion is required each reporting period. If the Company is not deemed to be the primary beneficiary in a VIE, the Company accounts for the investment or other variable interests in a VIE in accordance with the applicable GAAP.
Entities that do not qualify as a VIE are assessed for consolidation under the VOE model. Under the VOE model, the Company consolidates the entity if it determines that it, directly or indirectly, has greater than 50% of the voting shares and that other equity holders do not have substantive voting, participating or liquidation rights. The Company has no entities consolidated under the VOE model.
At each reporting period, the Company reassesses whether it remains the primary beneficiary for VIEs consolidated under the VIE model.
Wabash Parts LLC
During the second quarter of 2022, the Company unified and expanded its parts and distribution capabilities by executing an agreement with a partner to create a new legal entity (Wabash Parts LLC, “WP”) to operate a parts and services distribution platform. The Company holds 50% ownership in WP while its partner holds the remaining 50%. Initial capital contributions were insignificant. WP has no debt or other financial obligations other than typical operating expenses and costs. Creditors of WP do not have recourse to the general credit of the Company. The operating agreement requires excess cash distributions, as defined in the agreement, no later than 30 days after the end of the second and fourth quarters of each year in proportion to the respective ownership interests.
The operating agreement provides the Company’s partner with a put right that would require the Company to purchase its partner’s interest in WP. Upon receiving notice that the Company’s partner has exercised the put right, a valuation will occur as stipulated within the operating agreement. Such put right has not been exercised by the Company’s partner and is therefore not mandatorily redeemable as of the current period end date, however the existence of the put right that is beyond the Company’s control requires the noncontrolling interest to be presented in the temporary equity section of the Company’s Condensed Consolidated Balance Sheets.
Because the entity does not have sufficient equity at risk to permit it to carry on its activities without additional financial support, the Company concluded that WP is a VIE. The Company has the power to direct the activities of WP through majority representation on the Board of Directors as well as control related to the management and overall strategic direction of the entity. In addition, the Company has the obligation to absorb the benefits and losses of WP that could potentially be significant to the entity. The Company also has a requirement to provide funding to the entity if needed. Given the facts and circumstances specific to WP, the Company concluded that it is the primary beneficiary and, as such, is required to consolidate the entity. WP’s results of operations are included in the Parts & Services operating and reportable segment. Through June 30, 2022, the Company did not provide financial or other support to this VIE that it was not contractually obligated to provide. As of June 30, 2022, the Company does not have any obligations to provide financial support to WP.

The following table presents the assets and liabilities of the WP VIE consolidated on the Company’s Condensed Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$664	$—
Accounts receivable, net	1,312	—
Inventories, net	253	—
Prepaid expenses and other	—	—
Total current assets	2,229	—
Property, plant, and equipment, net	—	—
Other assets	147	—
Total assets	$2,376	$—
Liabilities
Current liabilities:
Accounts payable	$2,003	$—
Other accrued liabilities	—	—
Total current liabilities	2,003	—
Other non-current liabilities	—	—
Total liabilities	$2,003	$—
The following table is a rollforward of activities in the Company’s noncontrolling interest (in thousands):

	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Balance at beginning of period	$—	$—
Net income attributable to noncontrolling interest	187	—
Other comprehensive income (loss)	—	—
Distributions declared to noncontrolling interest	—	—
Balance at end of period	$187	$—
6. INVENTORIES, NET
Inventories are stated at the lower of cost, determined on either the first-in, first-out or average cost method, or net realizable value. Inventories, net of reserves, consist of the following components (in thousands):

	June 30, 2022	December 31, 2021
Raw materials and components	$196,283	$174,915
Finished goods	83,185	42,933
Work in progress	18,694	14,133
Aftermarket parts	6,186	4,903
Used trailers	990	737
	$305,338	$237,621

7. PREPAID EXPENSES AND OTHER
Prepaid expenses and other current assets consist of the following (in thousands):

	June 30, 2022	December 31, 2021
Chassis converter pool agreements	$11,217	$18,185
Assets held for sale	—	350
Income tax receivables	3,356	10,386
Insurance premiums & maintenance/subscription agreements	9,594	3,290
Commodity swap contracts	4,280	7,963
All other	3,533	3,621
	$31,980	$43,795
Chassis converter pool agreements represent chassis transferred to the Company on a restricted basis by the manufacturer, who retains the sole authority to authorize commencement of work on the chassis and to make certain other decisions with respect to the chassis including the terms and pricing of sales to the manufacturer’s dealers. Assets held for sale as of December 31, 2021 related to property, plant, and equipment assets that were unused and were actively being marketed for sale. Insurance premiums and maintenance/subscription agreements are charged to expense over the contractual life, which is generally one year or less. As further described in Note 9, commodity swap contracts relate to our hedging activities (that are in an asset position) to mitigate the risks associated with fluctuations in commodity prices. Other items primarily consist of investments held by the Company’s captive insurance subsidiary as well as other various prepaid and other assets. As of June 30, 2022 and December 31, 2021, there was no restricted cash included in prepaid expenses and other current assets.
8. DEBT
Long-term debt consists of the following (in thousands):

	June 30, 2022	December 31, 2021
Senior Notes due 2028	$400,000	$400,000
Revolving Credit Agreement	59,000	33,035
	459,000	433,035
Less: unamortized discount and fees	(4,494)	(4,720)
Less: current portion	—	—
	$454,506	$428,315
Senior Notes due 2028
On October 6, 2021, the Company closed on an offering of $400 million in aggregate principal amount of its 4.50% unsecured Senior Notes due 2028 (the “New Senior Notes”). The New Senior Notes were issued pursuant to an indenture dated as of October 6, 2021, by and among the Company, certain subsidiary guarantors named therein (the “Guarantors”) and Wells Fargo Bank, National Association, as trustee (the “Indenture”). The New Senior Notes bear interest at the rate of 4.50% and pay interest semi-annually in cash in arrears on April 15 and October 15 of each year. The New Senior Notes will mature on October 15, 2028. At any time prior to October 15, 2024, the Company may redeem some or all of the New Senior Notes for cash at a redemption price equal to 100% of the aggregate principal amount of the New Senior Notes being redeemed plus an applicable make-whole premium set forth in the Indenture and accrued and unpaid interest to, but not including, the redemption date.
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
The Indenture contains customary events of default, including payment defaults, breaches of covenants, failure to pay certain judgments and certain events of bankruptcy, insolvency and reorganization. If an event of default occurs and is continuing, the principal amount of the New Senior Notes, plus accrued and unpaid interest, if any, may be declared immediately due and payable. These amounts automatically become due and payable if an event of default relating to certain events of bankruptcy, insolvency or reorganization occurs. As of June 30, 2022, the Company was in compliance with all covenants.
Contractual coupon interest expense and accretion of fees for the New Senior Notes for the three- and six-month periods ended June 30, 2022 was $4.5 million and $0.2 million, and $9.0 million and $0.3 million, respectively. Contractual coupon interest expense and accretion of fees are included in Interest expense in the Company’s Condensed Consolidated Statements of Operations. There was no contractual coupon interest expense and accretion of fees for the New Senior Notes during the three- and six-month periods ended June 30, 2021.
Contractual coupon interest expense and accretion of discount and fees for the Senior Notes due 2025, which were redeemed in full during the fourth quarter of 2021, for the three- and six-month periods ended June 30, 2021 was $4.5 million and $9.0 million, respectively. Contractual coupon interest expense and accretion of discount and fees are included in Interest expense on the Company’s Condensed Consolidated Statements of Operations.
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
The Revolving Credit Agreement contains customary covenants limiting the ability of the Company and certain of its affiliates to, among other things, pay cash dividends, incur debt or liens, redeem or repurchase stock, enter into transactions with affiliates, merge, dissolve, repay subordinated indebtedness, make investments and dispose of assets. In addition, the Company will be required to maintain a minimum fixed charge coverage ratio of not less than 1.0 to 1.0 as of the end of any period of 12 fiscal months when excess availability under the Revolving Credit Agreement is less than 10% of the total revolving commitment. The Company was in compliance with all covenants as of June 30, 2022.
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
During the three-month period ended June 30, 2022, the Company repaid $30.0 million of principal under the Revolving Credit Agreement. As of June 30, 2022, there was $59.0 million outstanding under the Revolving Facility. Interest expense under the Revolving Credit Agreement for the three- and six-month periods ended June 30, 2022, was approximately $0.5 million and $0.8 million, respectively. During the three- and six-month periods ended June 30, 2021, and as of June 30, 2021, there were no amounts outstanding under the Revolving Facility. The Company paid no interest under the Revolving Credit Agreement during the three-and six-month periods ended June 30, 2021.
The Company’s liquidity position, defined as cash on hand and available borrowing capacity on the Revolving Facility, amounted to $298.1 million as of June 30, 2022 and $258.0 million as of December 31, 2021.
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

New Term Loan Credit Agreement
As of June 30, 2021, the Company had $108.8 million outstanding under the New Term Loan Credit Agreement (which was repaid in full during the fourth quarter of 2021), none of which was classified as current on the Company’s Condensed Consolidated Balance Sheets. For the three- and six-month periods ended June 30, 2021, under the New Term Loan Credit Agreement the Company paid interest of $1.3 million and $2.7 million, respectively. In addition, during the three months ended June 30, 2021, the Company made principal payments totaling $30.0 million and recognized loss on debt extinguishment charges of approximately $0.5 million. The extinguishment charges are included in Other, net in the Condensed Consolidated Statements of Operations.
For the three- and six-month periods ended June 30, 2021, the Company incurred charges of less than $0.1 million and $0.1 million for amortization of fees and original issuance discount. Amortization of fees and original issuance discount are included in Interest expense in the Condensed Consolidated Statements of Operations.
9. FINANCIAL DERIVATIVE INSTRUMENTS
Commodity Pricing Risk
As of June 30, 2022, the Company was party to commodity swap contracts for specific commodities with notional amounts of approximately $90.3 million. The Company uses commodity swap contracts to mitigate the risks associated with fluctuations in commodity prices impacting its cash flows related to inventory purchases from suppliers. The Company does not hedge all commodity price risk.
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
Financial Statement Presentation
As of June 30, 2022 and December 31, 2021, the fair value carrying amount of the Company’s derivative instruments were recorded as follows (in thousands):

		Asset / (Liability) Derivatives
	Balance Sheet Caption	June 30, 2022	December 31, 2021
Derivatives designated as hedging instruments
Commodity swap contracts	Prepaid expenses and other	$4,280	$7,963
Commodity swap contracts	Accounts payable and Other accrued liabilities	(5,798)	(5,121)
Total derivatives designated as hedging instruments		$(1,518)	$2,842
The following table summarizes the gain or loss recognized in AOCI as of June 30, 2022 and December 31, 2021 and the amounts reclassified from AOCI into earnings for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Amount of Gain Recognized in AOCI on Derivatives (Effective Portion, net of tax)		Location of Gain (Loss) Reclassified from AOCI into Earnings (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Earnings

	June 30, 2022	December 31, 2021		Three Months Ended June 30,		Six Months Ended June 30,
				2022	2021	2022	2021
Derivatives instruments
Commodity swap contracts	$(3,177)	$2,848	Cost of sales	$7,265	$8,374	$12,563	$9,410
Over the next 12 months, the Company expects to reclassify approximately $4.2 million of pretax deferred losses, related to the commodity swap contracts, from AOCI to cost of sales as inventory purchases are settled.

10. LEASES
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
The Company leases certain industrial spaces, office spaces, land, and equipment. Some leases include one or more options to renew, with renewal terms that can extend the lease term from generally one to 5 years. The exercise of lease renewal options is at the Company’s sole discretion, and are included in the lease term only to the extent such renewal options are reasonably certain of being exercised at lease commencement. Certain leases also include options to purchase the leased property. The depreciable life of assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise. During the three months ended June 30, 2022, leased assets obtained in exchange for new operating lease liabilities totaled approximately $8.9 million. During the three months ended June 30, 2021, leased assets obtained in exchange for new operating lease liabilities were insignificant. As of June 30, 2022, obligations related to operating leases that the Company has executed but have not yet commenced totaled approximately $0.2 million on a non-discounted basis, which the Company generally expects to be recognized over the next three years.
During the three and six months ended June 30, 2022, the Company entered into sale-leaseback-sublease transactions. Amounts related to these transactions during the second quarter of 2022 were insignificant. In addition, certain of the transactions occurred with a related party—such transactions were at market value and arm’s length.
Leased assets and liabilities included within the Condensed Consolidated Balance Sheets consist of the following (in thousands):

	Classification	June 30, 2022	December 31, 2021
Right-of-Use Assets
Operating	Other assets	$19,139	$11,379
Finance	Property, plant and equipment, net of depreciation	—	2,658
Total leased ROU assets		$19,139	$14,037
Liabilities
Current
Operating	Other accrued liabilities	$5,160	$3,507
Finance	Current portion of finance lease obligations	—	59
Noncurrent
Operating	Non-current liabilities	13,980	7,872
Finance	Finance lease obligations	—	—
Total lease liabilities		$19,140	$11,438

Lease costs included in the Condensed Consolidated Statements of Operations consist of the following (in thousands):

	Classification	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021
Operating lease cost	Cost of sales, selling expenses and general and administrative expense	$1,209	$1,229
Finance lease cost
Amortization of ROU leased assets	Depreciation and amortization within Cost of sales	—	36
Interest on lease liabilities	Interest expense	—	7
Net lease cost		$1,209	$1,272

	Classification	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Operating lease cost	Cost of sales, selling expenses and general and administrative expense	$2,318	$2,484
Finance lease cost
Amortization of ROU leased assets	Depreciation and amortization within Cost of sales	36	72
Interest on lease liabilities	Interest expense	1	15
Net lease cost		$2,355	$2,571

Maturity of the Company’s lease liabilities as of June 30, 2022 is as follows (in thousands):

	Operating Leases	Finance Leases	Total
2022 (remainder)	$3,089	$—	$3,089
2023	5,523	—	5,523
2024	4,408	—	4,408
2025	3,386	—	3,386
2026	2,894	—	2,894
Thereafter	2,025	—	2,025
Total lease payments	$21,325	$—	$21,325
Less: interest	2,185	—
Present value of lease payments	$19,140	$—
As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. Remaining lease term and discount rates are as follows:

	June 30, 2022	December 31, 2021
Weighted average remaining lease term (years)
Operating leases	4.2	4.3
Finance leases	0.0	0.1
Weighted average discount rate
Operating leases	5.02%	5.12%
Finance leases	—%	6.16%
Lease costs included in the Condensed Consolidated Statements of Cash Flows are as follows (in thousands):

	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$2,342	$2,450
Operating cash flows from finance leases	$1	$9
Financing cash flows from finance leases	$59	$172

11. OTHER ACCRUED LIABILITIES
The following table presents the major components of Other accrued liabilities (in thousands):

	June 30, 2022	December 31, 2021
Warranty	$21,206	$22,045
Chassis converter pool agreements	11,217	18,185
Payroll and related taxes	17,772	15,679
Customer deposits	26,456	17,646
Self-insurance	11,073	11,152
Accrued interest	3,885	4,288
Operating lease obligations	5,160	3,507
Accrued taxes	16,976	8,425
All other	14,182	14,389
	$127,927	$115,316
The following table presents the changes in the product warranty accrual included in Other accrued liabilities (in thousands):

	2022	2021
Balance as of January 1	$22,045	$20,570
Provisions and revisions to estimates	663	2,652
Payments	(1,502)	(2,237)
Balance as of June 30	$21,206	$20,985
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
The investments purchased by the Company include mutual funds, which are classified as Level 1, and life-insurance contracts valued based on the performance of underlying mutual funds, which are classified as Level 2. Additionally, the Company holds a pool of investments made by a wholly owned captive insurance subsidiary. These investments are comprised of mutual funds, which are classified as Level 1.
The fair value of the Company’s derivatives is estimated with a market approach using third-party pricing services, which have been corroborated with data from active markets or broker quotes, and are classified as Level 2.

Fair value measurements and the fair value hierarchy level for the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021 are shown below (in thousands):

	Frequency	Asset / (Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2022
Commodity swap contracts	Recurring	$(1,518)	$—	$(1,518)	$—
Mutual funds	Recurring	$6,300	$6,300	$—	$—
Life-insurance contracts	Recurring	$15,226	$—	$15,226	$—
December 31, 2021
Commodity swap contracts	Recurring	$2,842	$—	$2,842	$—
Mutual funds	Recurring	$6,183	$6,183	$—	$—
Life-insurance contracts	Recurring	$18,670	$—	$18,670	$—
Estimated Fair Value of Debt
The estimated fair value of debt at June 30, 2022 consists primarily of the Senior Notes due 2028 and borrowings under the Revolving Credit Agreement (see Note 8). The fair value of the Senior Notes due 2028 are based upon third party pricing sources, which generally do not represent daily market activity or represent data obtained from an exchange, and are classified as Level 2. The interest rates on the Company’s borrowings under the Revolving Facility are adjusted regularly to reflect current market rates and thus carrying value approximates fair value for any borrowings.
The Company’s carrying and estimated fair value of debt at June 30, 2022 and December 31, 2021 were as follows (in thousands):

	June 30, 2022				December 31, 2021
	Carrying Value	Fair Value			Carrying Value	Fair Value
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Instrument
Senior Notes due 2028	$395,506	$—	$307,107	$—	$395,280	$—	$399,727	$—
Revolving Facility	59,000	—	59,000	—	33,035	—	33,035	—
	$454,506	$—	$366,107	$—	$428,315	$—	$432,762	$—
The fair value of debt is based on current public market prices for disclosure purposes only. Unrealized gains or losses are not recognized in the financial statements as long-term debt is presented at carrying value, net of unamortized premium or discount and unamortized deferred financing costs in the condensed consolidated financial statements.
13. COMMITMENTS AND CONTINGENCIES
As of June 30, 2022, the Company was named as a defendant or was otherwise involved in numerous legal proceedings and governmental examinations, in connection with the conduct of its business activities, in various jurisdictions, both in the United States and internationally. On the basis of information currently available to it, management does not believe that existing proceedings and investigations will have a material impact on our consolidated financial condition or liquidity if determined in a manner adverse to the Company. However, such matters are unpredictable, and we could incur judgments or enter into settlements for current or future claims that could materially and adversely affect our financial statements. Costs associated with the litigation and settlements of legal matters are reported within General and administrative expenses in the Condensed Consolidated Statements of Operations.

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
On November 13, 2019, the Company received a notice that it was considered one of several PRPs by the Indiana Department of Environmental Management (“IDEM”) under CERCLA and state law related to substances found in soil and groundwater at a property located at 817 South Earl Avenue, Lafayette, Indiana (the “Site”). The Company has never owned or operated the Site, but the Site is near certain of the Company’s owned properties. The Company has agreed to implement a limited work plan to further investigate the source of the contamination at the Site and have worked with IDEM and other PRPs to finalize the terms of the work plan. The Company submitted its initial site investigation report to IDEM during the third quarter of 2020, indicating that the data collected by the Company’s consultant confirmed that the Company’s properties are not the source of contamination at the Site. In December 2021, after completing further groundwater sampling work, the Company submitted to IDEM a supplemental written report, which again stated that the Company is not a responsible party and the Company’s properties are not a source of any contamination. In June 2022, the Company and other PRPs finalized Work Plan Addendum No. 3, which provides for additional groundwater sampling on another PRP property in the next 90 days. As of June 30, 2022, based on the information available, the Company does not expect this matter to have a material adverse effect on its financial condition or results of operations.
Chassis Converter Pool Agreements
The Company obtains most vehicle chassis for its specialized vehicle products directly from the chassis manufacturers under converter pool agreements. Chassis are obtained from the manufacturers based on orders from customers, and in some cases, for unallocated orders. The agreements generally state that the manufacturer will provide a supply of chassis to be maintained at the Company’s facilities with the condition that we will store such chassis and will not move, sell, or otherwise dispose of such chassis except under the terms of the agreement. In addition, the manufacturer typically retains the sole authority to authorize commencement of work on the chassis and to make certain other decisions with respect to the chassis including the terms and pricing of sales of the chassis to the manufacturer’s dealers. The manufacturer also does not transfer the certificate of origin to the Company nor permit the Company to sell or transfer the chassis to anyone other than the manufacturer (for ultimate resale to a dealer). Although the Company is party to related finance agreements with manufacturers, the Company has not historically settled, nor expects to in the future settle, any related obligations in cash. Instead, the obligation is settled by the manufacturer upon reassignment of the chassis to an accepted dealer, and the dealer is invoiced for the chassis by the manufacturer. Accordingly, as of June 30, 2022, the Company’s outstanding chassis converter pool with the manufacturer totaled $11.2 million and the Company has included this financing agreement on the Company’s Condensed Consolidated Balance Sheets within Prepaid expenses and other and Other accrued liabilities. All other chassis programs are handled as consigned inventory belonging to the manufacturer and totaled approximately $0.4 million. Under these agreements, if the chassis is not delivered to a customer within a specified time frame, the Company is required to pay a finance or storage charge on the chassis. Additionally, the Company receives finance support funds from manufacturers when the chassis are assigned into the Company’s chassis pool. Typically, chassis are converted and delivered to customers within 90 days of the receipt of the chassis by the Company.

14. NET INCOME PER COMMON SHARE
Basic earnings per common share is calculated based on the weighted average number of common shares outstanding during the period, including vested shares deferred under our non-qualified deferred compensation plan. Diluted earnings per common share is determined based on the weighted average number of common shares outstanding during the period combined with the incremental average common shares that would have been outstanding assuming the conversion of all potentially dilutive common shares into common shares as of the earliest date possible. The calculation of basic and diluted net income attributable to common stockholders per common share is determined using net income attributable to common stockholders as the numerator and the number of shares included in the denominator as shown below (in thousands, except per share amounts).

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Basic net income attributable to common stockholders per share:
Net income attributable to common stockholders	$22,552	$12,252	$34,626	$15,469
Weighted average common shares outstanding	49,034	51,272	49,019	51,697
Basic net income attributable to common stockholders per share	$0.46	$0.24	$0.71	$0.30

Diluted net income attributable to common stockholders per share:
Net income attributable to common stockholders	$22,552	$12,252	$34,626	$15,469

Weighted average common shares outstanding	49,034	51,272	49,019	51,697
Dilutive stock options and restricted stock	501	717	643	775
Diluted weighted average common shares outstanding	49,535	51,989	49,662	52,472
Diluted net income attributable to common stockholders per share	$0.46	$0.24	$0.70	$0.29

15. STOCK-BASED COMPENSATION
The Company recognizes all share-based payments based upon their grant date fair value. The Company grants restricted stock units subject to specific service, performance, and/or market conditions. The Company’s policy is to recognize expense for awards that have service conditions only subject to graded vesting using the straight-line attribution method. The fair value of service and performance-based units is based on the market price of a share of underlying common stock at the date of grant. The fair values of the awards that contain market conditions are estimated using a Monte Carlo simulation approach in a risk-neutral framework to model future stock price movements based upon historical volatility, risk-free rates of return, and correlation matrix. The amount of compensation costs related to restricted stock units and performance units not yet recognized was $16.2 million at June 30, 2022, for which the expense will be recognized through 2025.
16. STOCKHOLDERS’ EQUITY
Share Repurchase Program
In August 2021, the Company announced that the Board of Directors approved the repurchase of an additional $150 million in shares of common stock over a three-year period. This authorization was an increase to the previous $100 million repurchase programs approved in November 2018, February 2017, and February 2016. The repurchase program is set to expire in August 2024. Stock repurchases under this program may be made in the open market or in private transactions at times and in amounts determined by the Company. As of June 30, 2022, $126.1 million remained available under the program.
Common and Preferred Stock
The Board of Directors has the authority to issue common and unclassed preferred stock of up to 200 million shares and 25 million shares, respectively, with par value of $0.01 per share, as well as to fix dividends, voting and conversion rights, redemption provisions, liquidation preferences, and other rights and restrictions.

Accumulated Other Comprehensive Income (Loss)
Changes in AOCI by component, net of tax, for the six months ended June 30, 2022 are summarized as follows (in thousands):

	Foreign Currency Translation	Derivative Instruments	Total
Balances at December 31, 2021	$(1,989)	$2,848	$859
Net unrealized gains (losses) arising during the period(a)	243	17,555	17,798
Less: Net realized gains (losses) reclassified to net income(b)	—	3,970	3,970
Net change during the period	243	13,585	13,828
Balances at March 31, 2022	(1,746)	16,433	14,687
Net unrealized gains (losses) arising during the period(c)	(303)	(14,165)	(14,468)
Less: Net realized gains (losses) reclassified to net income(d)	—	5,445	5,445
Net change during the period	(303)	(19,610)	(19,913)
Balances at June 30, 2022	$(2,049)	$(3,177)	$(5,226)
—————————
(a) Derivative instruments net of $5.9 million of tax liability for the three months ended March 31, 2022.
(b) Derivative instruments net of $1.3 million of tax liability for the three months ended March 31, 2022.
(c) Derivative instruments net of $4.7 million of tax benefit for the three months ended June 30, 2022.
(d) Derivative instruments net of $1.8 million of tax liability for the three months ended June 30, 2022.

Changes in AOCI by component, net of tax, for the six months ended June 30, 2021 are summarized as follows (in thousands):

	Foreign Currency Translation	Derivative Instruments	Total
Balances at December 31, 2020	$(2,182)	$9,815	$7,633
Net unrealized gains (losses) arising during the period(e)	(303)	15,305	15,002
Less: Net realized gains (losses) reclassified to net loss(f)	—	775	775
Net change during the period	(303)	14,530	14,227
Balances at March 31, 2021	(2,485)	24,345	21,860
Net unrealized gains (losses) arising during the period(g)	667	14,895	15,562
Less: Net realized gains (losses) reclassified to net income(h)	—	6,264	6,264
Net change during the period	667	8,631	9,298
Balances at June 30, 2021	$(1,818)	$32,976	$31,158
—————————
(e) Derivative instruments net of $5.2 million of tax liability for the three months ended March 31, 2021.
(f) Derivative instruments net of $0.3 million of tax liability for the three months ended March 31, 2021.
(g) Derivative instruments net of $5.0 million of tax liability for the three months ended June 30, 2021.
(h) Derivative instruments net of $2.1 million of tax liability for the three months ended June 30, 2021.

17. INCOME TAXES
For the three months ended June 30, 2022, the Company recognized income tax expense of $7.6 million compared to $4.0 million for the same period in the prior year. The Company recognized income tax expense of $10.7 million in the first six months of 2022 compared to $5.8 million for the same period in the prior year. The effective tax rates for the first six months of 2022 and 2021 were 23.5% and 27.3%, respectively. For the first six months of 2022, the effective tax rate differs from the US Federal statutory rate of 21% primarily due to the impact of state and local taxes net of discrete items incurred related to stock-based compensation. For the first six months of 2021, the effective tax rate differs from the US Federal statutory rate of 21% primarily due to the impact of state and local taxes and discrete items incurred related to stock-based compensation.

18. IMPAIRMENT AND SALES OF PROPERTY, PLANT, AND EQUIPMENT
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
During the second quarter of 2021, the Company sold its Extract Technology® (“Extract”) business that manufactured stainless steel isolators and downflow booths, as well as custom-fabricated equipment, including workstations and drum booths for the pharmaceutical, fine chemical, biotech, and nuclear end markets. Proceeds of the sale, net of transaction costs and cash divested, totaled approximately $20.8 million. Prior to the sale, Extract was an operating unit within the Diversified Products reporting segment. A gain on sale of approximately $1.9 million was recognized in connection with the divestiture, and a portion of the net proceeds from the sale were used to pay down outstanding principal under the New Term Loan Credit Agreement as further described in Note 8. The gain on sale is included in Impairment and other, net in the Condensed Consolidated Statements of Operations. In accordance with the relevant accounting guidance, as part of the sale the Company allocated $11.1 million of goodwill based upon the relative fair value of the Extract operating unit compared to the Diversified Products reporting unit as a whole. This goodwill, along with net intangible assets of approximately $1.3 million, were included in the carrying value of the disposed assets and the resulting gain recognized in connection with the sale.
During the first quarter of 2021, the Company impaired unused and obsolete property, plant, and equipment assets totaling approximately $0.8 million. The impairment charges are included in Impairment and other, net in the Condensed Consolidated Statements of Operations.
19. SEGMENTS
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

Reportable segment information is as follows (in thousands):

Three Months Ended June 30, 2022	Transportation Solutions	Parts & Services	Corporate and Eliminations	Consolidated
Net sales
External customers	$593,125	$49,644	$—	$642,769
Intersegment sales	2,857	751	(3,608)	—
Total net sales	$595,982	$50,395	$(3,608)	$642,769

Income (loss) from operations	$47,973	$8,138	$(20,203)	$35,908

Three Months Ended June 30, 2021	Transportation Solutions	Parts & Services	Corporate and Eliminations	Consolidated
Net sales
External customers	$401,085	$48,337	$—	$449,422
Intersegment sales	1,092	415	(1,507)	—
Total net sales	$402,177	$48,752	$(1,507)	$449,422

Income (loss) from operations	$26,815	$8,061	$(12,192)	$22,684

Six Months Ended June 30, 2022	Transportation Solutions	Parts & Services	Corporate and Eliminations	Consolidated
Net sales
External customers	$1,094,165	$95,365	$—	$1,189,530
Intersegment sales	3,882	1,738	(5,620)	—
Total net sales	$1,098,047	$97,103	$(5,620)	$1,189,530

Income (loss) from operations	$79,670	$14,927	$(38,554)	$56,043

Six Months Ended June 30, 2021	Transportation Solutions	Parts & Services	Corporate and Eliminations	Consolidated
Net sales
External customers	$745,423	$96,002	$—	$841,425
Intersegment sales	1,873	1,345	(3,218)	—
Total net sales	$747,296	$97,347	$(3,218)	$841,425

Income (loss) from operations	$43,438	$14,445	$(23,984)	$33,899

b.  Product Information
The Company offers products primarily in four general categories: (1) new trailers, (2) used trailers, (3) components, parts and services, and (4) equipment and other (which includes truck bodies). The following table sets forth the major product categories and their percentage of consolidated net sales (dollars in thousands):

Three Months Ended June 30, 2022	Transportation Solutions	Parts & Services	Eliminations	Consolidated
New trailers	$508,430	$188	$(361)	$508,257	79.1%
Used trailers	—	1,120	—	1,120	0.2%
Components, parts and services	—	37,473	—	37,473	5.8%
Equipment and other	87,552	11,614	(3,247)	95,919	14.9%
Total net sales	$595,982	$50,395	$(3,608)	$642,769	100.0%

Three Months Ended June 30, 2021	Transportation Solutions	Parts & Services	Eliminations	Consolidated
New trailers	$321,833	$—	$—	$321,833	71.6%
Used trailers	—	378	—	378	0.1%
Components, parts and services	—	34,260	—	34,260	7.6%
Equipment and other	80,344	14,114	(1,507)	92,951	20.7%
Total net sales	$402,177	$48,752	$(1,507)	$449,422	100.0%

Six Months Ended June 30, 2022	Transportation Solutions	Parts & Services	Eliminations	Consolidated
New trailers	$946,393	$242	$(672)	$945,963	79.5%
Used trailers	—	1,689	—	1,689	0.1%
Components, parts and services	—	71,037	—	71,037	6.0%
Equipment and other	151,654	24,135	(4,948)	170,841	14.4%
Total net sales	$1,098,047	$97,103	$(5,620)	$1,189,530	100.0%

Six Months Ended June 30, 2021	Transportation Solutions	Parts & Services	Eliminations	Consolidated
New trailers	$590,763	$—	$—	$590,763	70.2%
Used trailers	165	1,225	—	1,390	0.2%
Components, parts and services	—	26,362	—	26,362	3.1%
Equipment and other	156,368	69,760	(3,218)	222,910	26.5%
Total net sales	$747,296	$97,347	$(3,218)	$841,425	100.0%

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
Results of Operations
The following table sets forth certain operating data as a percentage of net sales for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	87.9%	87.6%	88.6%	87.8%
Gross profit	12.1%	12.4%	11.4%	12.2%

General and administrative expenses	4.8%	5.1%	4.8%	5.4%
Selling expenses	1.1%	1.3%	1.1%	1.5%
Amortization of intangibles	0.6%	1.3%	0.7%	1.4%
Impairment and other, net	—%	(0.4%)	—%	(0.1%)
Income from operations	5.6%	5.0%	4.7%	4.0%

Interest expense	(0.8%)	(1.3%)	(0.9%)	(1.4%)
Other, net	(0.1%)	(0.1%)	—%	(0.1%)
Income before income tax expense	4.7%	3.6%	3.8%	2.5%

Income tax expense	1.2%	0.9%	0.9%	0.7%
Net income	3.5%	2.7%	2.9%	1.8%
For the three-month period ended June 30, 2022, we recorded net sales of $642.8 million compared to $449.4 million in the prior year period. Net sales for the three-month period ended June 30, 2022 increased $193.3 million, or 43.0%, compared to the prior year period, due primarily to an increase in new trailer shipments of 17.9% on account of stronger demand in this market. Despite a decrease in truck body shipments of 17.3%, which was primarily attributable to continued supply chain constraints, truck body revenue increased approximately $5.0 million. The higher new trailer shipment volumes drove an increase of 48.2% in net sales within the TS reportable segment. In addition, net sales within the P&S reportable segment increased $1.6 million, despite the sale of Extract Technology® in the second quarter of 2021 (approximately $6.2 million in net sales during the second quarter of 2021) and closure of 17 service locations during the first nine months of 2021 (decrease in net sales of approximately $2.4 million from the prior year period). The increase in net sales within the P&S reportable segment was due in part to the Wabash Parts LLC parts and distribution entity we created with our partner as further described in Note 5, as well as overall higher demand for our parts, services, and upfitting offerings. Gross profit margin decreased to 12.1% in the second quarter of 2022 compared to 12.4% in the prior year period primarily driven by higher materials costs that outweighed certain pricing actions to partially offset the increase in commodity costs. While we have observed a sustained increase in overall industry demand thus far during 2022, we continue to experience some challenges as we ramp-up production, manage our supply chain, and hire additional labor. However, we remain focused on positioning ourselves to profitably capitalize on the current increase in demand and industry upswings.

For the three-month period ended June 30, 2022, selling, general and administrative expenses increased $9.3 million as compared to the same period in 2021. As a percentage of net sales, selling, general and administrative expenses decreased to 6.0% in the second quarter of 2022 as compared to 6.4% in the prior year period. The overall increase in selling, general and administrative expenses in the current year period compared to the same period in the prior year was largely due to an increase in professional fees and outside services costs as well as higher employee-related costs, including benefits and incentive programs.
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
Three Months Ended June 30, 2022 Compared with the Three Months Ended June 30, 2021
Net Sales
Net sales in the second quarter of 2022 increased $193.3 million, or 43.0%, compared to the second quarter of 2021. By business segment, prior to the elimination of intercompany sales, sales and related units sold were as follows (dollars in thousands):

	Three Months Ended June 30,		Change
	2022	2021	Amount	%
	(prior to elimination of intersegment sales)
Sales by Segment
Transportation Solutions	$595,982	$402,177	$193,805	48.2%
Parts & Services	50,395	48,752	1,643	3.4%
Eliminations	(3,608)	(1,507)	(2,101)
Total	$642,769	$449,422	$193,347	43.0%

New Units Shipped	(units)
Trailers	13,670	11,595	2,075	17.9%
Truck bodies	3,970	4,800	(830)	(17.3%)
Total	17,640	16,395	1,245	7.6%

Used Units Shipped	(units)
Trailers	40	15	25	166.7%
TS segment sales, prior to the elimination of intersegment sales, were $596.0 million for the second quarter of 2022, an increase of $193.8 million, or 48.2%, compared to the second quarter of 2021. New trailers shipped during the second quarter of 2022 totaled 13,670 trailers compared to 11,595 trailers in the prior year period, an increase of 17.9%. New truck bodies shipped during the second quarter of 2022 totaled 3,970 truck bodies compared to 4,800 truck bodies in the prior year period, a decrease of 17.3% primarily due to continued supply chain constraints. The increase in new trailer shipments resulted in an overall increase in new trailer revenue, driven by strong demand for our van, tank, and platform trailers. Despite the decrease in truck body shipments from the prior year period, truck body revenue increased approximately 6.6%. Revenue per new trailer unit and truck body increased across each of our product lines, due in part to pricing actions to partially offset the increase in commodity costs.
P&S segment sales, prior to the elimination of intersegment sales, were $50.4 million for the second quarter of 2022, an increase of $1.6 million, or 3.4%, compared to the second quarter of 2021. The overall increase in sales for this segment was due in part to the Wabash Parts LLC parts and distribution entity we created with our partner as further described in Note 5 to our condensed consolidated financial statements, which had approximately $3.6 million of sales during the second quarter of 2022, as well as overall higher demand for our parts, services, and upfitting offerings. These increases were partially offset by the sale of our Extract Technology® business during the second quarter of 2021, which had sales totaling approximately $6.2 million during the second quarter of 2021. We also completed the closure of 17 service locations during the first nine months of 2021 that attributed approximately $2.4 million during the prior period.
Cost of Sales
Cost of sales was $564.7 million in the second quarter of 2022, an increase of $170.9 million, or 43.4%, compared to the prior year period. Cost of sales is comprised of material costs, a variable expense, and other manufacturing costs, comprised of both fixed and variable expenses, including direct and indirect labor, outbound freight, overhead expenses, and depreciation.

TS segment cost of sales was $530.1 million in the second quarter of 2022, an increase of $174.6 million, or 49.1%, compared to the prior year period. The increase in cost of sales, which was primarily driven by higher sales and production volumes on account of stronger demand, was due to an increase in materials costs of $137.6 million, or 55.1%, and higher labor and employee-related costs of approximately $10.6 million. An additional increase related to other manufacturing costs, including outside services, operating supplies, and repairs and maintenance, which totaled approximately $6.6 million.
P&S segment cost of sales was $38.6 million in the second quarter of 2022, an increase of $0.1 million, or 0.2%, compared to the prior period. The increase in cost of sales for this segment was due in part to the Wabash Parts LLC parts and distribution entity we created with our partner as further described in Note 5 to our condensed consolidated financial statements, as well as overall higher demand for our parts, services, and upfitting solutions, which drove an overall increase in materials costs of approximately $3.8 million, or 14.1%. This increase was mostly offset by a decrease in cost of sales due to the sale of our Extract Technology® business during the second quarter of 2021 and the closure of 17 service locations during the first nine months of 2021.
Gross Profit
Gross profit was $78.0 million in the second quarter of 2022, an increase of $22.4 million from the prior year period. Gross profit as a percentage of net sales was 12.1% for the second quarter of 2022, compared to 12.4% for the same period in 2021. Gross profit by segment was as follows (dollars in thousands):

	Three Months Ended June 30,		Change
	2022	2021	Amount	%
Gross Profit by Segment
Transportation Solutions	$66,055	$46,660	$19,395	41.6%
Parts & Services	11,830	10,262	1,568	15.3%
Corporate & Eliminations	149	(1,314)	1,463
Total	$78,034	$55,608	$22,426	40.3%
TS segment gross profit was $66.1 million for the second quarter of 2022 compared to $46.7 million for the second quarter of 2021. Gross profit, prior to the elimination of intersegment sales, as a percentage of net sales, was 11.1% in the second quarter of 2022 compared to 11.6% in the comparative 2021 period. The overall increase in gross profit from the prior year period was primarily driven by an increase in our dry vans products and our truck bodies, platforms, and tank trailers, all of which were generally attributable to higher demand for these products compared to the prior year period. Gross profit as a percentage of net sales decreased from the prior year period primarily due to an increase in overall materials costs, which were partially offset by our pricing actions.
P&S segment gross profit was $11.8 million for the second quarter of 2022 compared to $10.3 million for the second quarter of 2021. Gross profit, prior to the elimination of intersegment sales, as a percentage of net sales, was 23.5% in the second quarter of 2022 compared to 21.0% in the 2021 period. This increase was generally related to higher gross profit in our parts, services, and upfitting offerings in the current year period, including Wabash Parts LLC, as well as exit costs incurred during the second quarter of 2021 related to the closure of service locations. These increases were partially offset by the sale of our Extract Technology® business during the second quarter of 2021, which had gross profit totaling approximately $1.0 million during the second quarter of 2021.
General and Administrative Expenses
General and administrative expenses for the second quarter of 2022 increased $8.0 million, or 35.1%, from the prior year period. The increase from the prior year period was due in part to an increase of approximately $3.7 million in professional fees and outside services/labor. There was also an increase in employee-related costs, including benefits and incentive programs, of approximately $1.5 million. In addition, depreciation, rental, and maintenance expenses increased a total of approximately $1.3 million. As a percentage of net sales, general and administrative expenses were 4.8% for the second quarter of 2022 compared to 5.1% for the second quarter of 2021. The overall decrease in general and administrative expenses as a percentage of net sales was primarily attributable to the increase in sales compared to the prior year period.
Selling Expenses
Selling expenses were $7.4 million in the second quarter of 2022, an increase of $1.3 million, or 21.6%, compared to the prior year period. The increase was primarily attributable to an increase in advertising costs and outside services expense totaling approximately $1.2 million. As a percentage of net sales, selling expenses were 1.1% for the second quarter of 2022 compared to 1.3% for the second quarter of 2021. The overall decrease in selling expenses as a percentage of net sales was primarily attributable to the increase in sales compared to the prior year period.

Amortization of Intangibles
Amortization of intangibles was $3.8 million for the second quarter of 2022 compared to $5.8 million in the prior year period. Amortization of intangibles was the result of expenses recognized for intangible assets recorded from the acquisitions of Walker in May 2012 and Supreme in September 2017. The decrease from the prior year period is primarily attributable to the write-off of approximately $28.3 million in trade name and trademark intangible assets during the fourth quarter of 2021 as part of our rebranding as Wabash®, which is further described in our Annual Report on Form 10-K for the year ended December 31, 2021. In addition, we sold our Extract Technology® business during the second quarter of 2021 and wrote-off the related intangible assets as part of the sale. Finally, certain of the intangible assets recorded upon the acquisition of Walker in May 2012 became fully amortized during the second quarter of 2022.
Impairment and Other, Net
Impairment and other, net was insignificant for the three months ended June 30, 2022 compared to a net gain of $1.8 million for the three months ended June 30, 2021. During the three months ended June 30, 2021, we sold our Extract Technology® business and recognized a gain on sale of approximately $1.9 million. The gain on sale was partially offset by insignificant items.
Other Income (Expense)
Interest expense for the second quarter of 2022 totaled $5.2 million compared to $6.0 million in the second quarter of 2021. Interest expense relates to interest and non-cash accretion charges on our Senior Notes due 2028 (during 2022), Revolving Credit Agreement (during 2022), Senior Notes due 2025 (during 2021), and New Term Loan Credit Agreement (during 2021). The decrease from the prior year period is primarily attributable to the repayment of the New Term Loan Credit Agreement in full during the fourth quarter of 2021, partially offset by interest on borrowings under the Revolving Credit Agreement during the second quarter of 2022.
Other, net for the second quarter of 2022 represented expense of $0.3 million as compared to expense of $0.4 million for the prior year period. Expense for current year period is related to individually insignificant items. Expense for the prior year period is primarily attributable to debt extinguishment charges totaling $0.5 million in connection with the $30.0 million principal payments under our New Term Loan Credit Agreement during the second quarter of 2021, partially offset by interest income.
Income Taxes
We recognized income tax expense of $7.6 million in the second quarter of 2022 compared to $4.0 million for the same period in the prior year. The effective tax rate for this period was 25.1% compared to a rate of 24.5% for the same period in the prior year. For the second quarter of 2022, the effective tax rate differs from the U.S. Federal statutory rate of 21% primarily due to the impact of state and local taxes net of discrete items incurred related to stock-based compensation. For the second quarter of 2021, the effective tax rate differs from the U.S. Federal statutory rate of 21% primarily due to the impact of state and local taxes and discrete items incurred related to stock-based compensation.

Six Months Ended June 30, 2022 Compared with the Six Months Ended June 30, 2021
Net Sales
Net sales in the first six months of 2022 increased $348.1 million, or 41.4%, compared to the first six months of 2021. By business segment, prior to the elimination of intercompany sales, sales and related units sold were as follows (dollars in thousands):

	Six Months Ended June 30,		Change
	2022	2021	Amount	%
	(prior to elimination of intersegment sales)
Sales by Segment
Transportation Solutions	$1,098,047	$747,296	$350,751	46.9%
Parts & Service	97,103	97,347	(244)	(0.3)%
Eliminations	(5,620)	(3,218)	(2,402)
Total	$1,189,530	$841,425	$348,105	41.4%

New Units Shipped	(units)
Trailers	25,545	21,255	4,290	20.2%
Truck bodies	7,510	9,570	(2,060)	(21.5)%
Total	33,055	30,825	2,230	7.2%

Used Units Shipped	(units)
Trailers	60	55	5	9.1%
TS segment sales prior to the elimination of intersegment sales were $1,098.0 million for the first six months of 2022, an increase of $350.8 million, or 46.9%, compared to the first six months of 2021. Trailers shipped during the first six months of 2022 totaled 25,545 trailers compared to 21,255 trailers in the prior year period, a 20.2% increase. New truck bodies shipped during the first six months of 2022 totaled 7,510 truck bodies compared to 9,570 truck bodies in the prior year period, a decrease of 21.5%. The increase in new trailer shipments resulted in an overall increase in new trailer revenue, driven by strong demand for our van, tank, and platform trailers. The decrease in truck body shipments from the prior year period resulted in a decrease in truck body revenue of approximately 5.9%. Revenue per new trailer unit and truck body increased, due in part to pricing actions to partially offset the increase in commodity costs.
P&S segment sales prior to the elimination of intersegment sales were $97.1 million for the first six months of 2022, a decrease of $0.2 million, or 0.3%, compared to the same period of 2021. The overall decrease in sales was partially attributable to the sale of our Extract Technology® business during the second quarter of 2021, which had sales totaling approximately $11.7 million during the first six months of 2021. We also completed the closure of 17 service locations during the first nine months of 2021 that attributed to the decrease by approximately $6.0 million. These decreases were partially offset by the Wabash Parts LLC parts and distribution entity we created with our partner as further described in Note 5 to our condensed consolidated financial statements, which had approximately $3.6 million of sales during the first six months of 2022, as well as overall higher demand for our parts, services, and upfitting offerings compared to the prior year period.
Cost of Sales
Cost of sales was $1,053.4 million in the first six months of 2022, an increase of $314.8 million, or 42.6%, compared to the prior year period. Cost of sales is comprised of material costs, a variable expense, and other manufacturing costs, comprised of both fixed and variable expenses, including direct and indirect labor, outbound freight, overhead expenses, and depreciation.
TS segment cost of sales was $984.5 million in the first six months of 2022, an increase of $322.2 million, or 48.6%, compared to the prior year period. The increase in cost of sales, which was primarily driven by higher sales and production volumes on account of stronger demand, was due to an increase in materials costs of $252.7 million, or 55.3%, and higher labor costs of approximately $16.1 million. An additional increase related to other manufacturing costs, including outside services, operating supplies, and repairs and maintenance, which totaled approximately $11.9 million.

P&S segment cost of sales was $74.8 million in the first six months of 2022, a decrease of $1.9 million, or 2.4%, compared to the prior period. The overall decrease in cost of sales was due to the sale of our Extract Technology® business during the second quarter of 2021 and the closure of 17 service locations during the first nine months of 2021 totaling approximately $17.5 million. These decreases were partially offset by increases due to the Wabash Parts LLC parts and distribution entity we created with our partner as further described in Note 5 to our condensed consolidated financial statements, as well as overall higher demand for our other parts, services, and upfitting offerings.
Gross Profit
Gross profit was $136.1 million in the first six months of 2022, an increase of $33.3 million from the prior year period. Gross profit as a percentage of sales was 11.4% for the first six months, compared to 12.2% during the same period in 2021. Gross profit by segment was as follows (dollars in thousands):

	Six Months Ended June 30,		Change
	2022	2021	$	%
Gross Profit by Segment
Transportation Solutions	$113,737	$84,988	$28,749	33.8%
Parts & Services	22,352	20,728	1,624	7.8%
Corporate & Eliminations	—	(2,942)	2,942
Total	$136,089	$102,774	$33,315	32.4%
TS segment gross profit was $113.7 million for the first six months of 2022 compared to $85.0 million for the prior year period. Gross profit prior to the elimination of intersegment sales, as a percentage of net sales, was 10.4% in 2022 compared to 11.4% in the prior period. The overall increase in gross profit from the prior year period was primarily driven by an increase in our dry vans products and our truck bodies, platforms, and tank trailers, all of which were generally attributable to higher demand for these products compared to the prior year period. Gross profit as a percentage of net sales decreased from the prior year period primarily due to an increase in overall materials costs, which were partially offset by our pricing actions.
P&S segment gross profit was $22.4 million for the first six months of 2022 compared to $20.7 million in the same period of 2021. Gross profit prior to the elimination of intersegment sales, as a percentage of net sales, was 23.0% in the 2022 period compared to 21.3% in the prior period. This increase was generally related to higher gross profit in our parts, services, and upfitting offerings in the current year period, including Wabash Parts LLC, as well as exit costs incurred during the second quarter of 2021 related to the closure of service locations. These increases were partially offset by the sale of our Extract Technology® business during the second quarter of 2021, which had gross profit totaling approximately $2.2 million during the first six months of 2021.
General and Administrative Expenses
General and administrative expenses for the first six months of 2022 increased $11.5 million, or 25.1%, from the prior year period. The increase from the prior year period was due in part to an increase of approximately $6.2 million in professional fees and outside services/labor. In addition, depreciation, rental, and maintenance expenses increased a total of approximately $2.1 million. There was also an increase in employee-related costs, including benefits and incentive programs, of approximately $0.7 million. As a percentage of sales, general and administrative expenses were 4.8% for the 2022 period as compared to 5.4% for the same period of 2021. The overall decrease in general and administrative expenses as a percentage of net sales was primarily attributable to the increase in sales compared to the prior year period.
Selling Expenses
Selling expenses were $13.6 million in the first six months of 2022, an increase of $0.9 million, or 6.7%, compared to the prior year period. This increase was primarily due to higher advertising and promotional expenses, outside service costs, and professional fees totaling approximately $1.9 million. These increases were partially offset by a decrease in employee-related costs, including benefits and incentive programs, of approximately $1.2 million. As a percentage of net sales, selling expenses were 1.1% for the 2022 period as compared to 1.5% for the same period of 2021. The overall decrease in selling expenses as a percentage of net sales was primarily attributable to the increase in sales compared to the prior year period.

Amortization of Intangibles
Amortization of intangibles was $8.8 million for the first six months of 2022 compared to $11.6 million in the prior year period. Amortization of intangibles was the result of expenses recognized for intangible assets recorded from the acquisitions of Walker in May 2012 and Supreme in September 2017. The decrease from the prior year period is primarily attributable to the write-off of approximately $28.3 million in trade name and trademark intangible assets during the fourth quarter of 2021 as part of our rebranding as Wabash®, which is further described in our Annual Report on Form 10-K for the year ended December 31, 2021. In addition, we sold our Extract Technology® business during the second quarter of 2021 and wrote-off the related intangible assets as part of the sale. Finally, certain of the intangible assets recorded upon the acquisition of Walker in May 2012 became fully amortized during the second quarter of 2022.
Impairment and Other, Net
Impairment and other, net was a net loss of $0.3 million during the first six months of 2022 compared to a net gain of $1.2 million during the first six months of 2021. The net loss during the current year period is primarily related to the impairment of $1.0 million of construction-in-progress projects that were no longer expected to be completed, partially offset by the sale of a building (and the related land) as further described in Note 18. During the second quarter of 2021, we sold our Extract Technology® business and recognized a gain on sale of approximately $1.9 million. This gain was partially offset by the impairment of unused and obsolete property, plant, and equipment assets during the first quarter of 2021 totaling approximately $0.8 million.
Other Income (Expense)
Interest expense for the first six months of 2022 totaled $10.1 million compared to $12.2 million in the prior year period. Interest expense relates to interest and non-cash accretion charges on our Senior Notes due 2028 (during 2022), Revolving Credit Agreement (during 2022), Senior Notes due 2025 (during 2021), and New Term Loan Credit Agreement (during 2021). The decrease from the prior year period is primarily attributable to the repayment of the New Term Loan Credit Agreement in full during the fourth quarter of 2021, partially offset by interest on borrowings under the Revolving Credit Agreement during the first six months of 2022.
Other, net for the first six months of 2022 represented expense of $0.4 million as compared to expense of $0.4 million for the prior year period. Expense for current year period is related to individually insignificant items. Expense for the prior year period is primarily attributable to debt extinguishment charges totaling $0.5 million in connection with the $30.0 million principal payments under our New Term Loan Credit Agreement during the second quarter, partially offset by interest income.
Income Taxes
The Company recognized income tax expense of $10.7 million in the first six months of 2022 compared to income tax expense of $5.8 million for the same period in the prior year. The effective tax rates for the first six months of 2022 and 2021 were 23.5% and 27.3%, respectively. For the first six months of 2022, the effective tax rate differs from the US Federal statutory rate of 21% primarily due to the impact of state and local taxes net of discrete items incurred related to stock-based compensation. For the first six months of 2021, the effective tax rate differs from the US Federal statutory rate of 21% primarily due to the impact of state and local taxes and discrete items incurred related to stock-based compensation.
Liquidity and Capital Resources
Capital Structure
Our capital structure is comprised of a mix of debt and equity. As of June 30, 2022, our debt to equity ratio was approximately 1.3:1.0. Our long-term objective is to generate operating cash flows sufficient to support the growth within our businesses and increase shareholder value. This objective will be achieved through a balanced capital allocation strategy of sustaining strong liquidity, maintaining healthy leverage ratios, investing in the business, both organically and strategically, and returning capital to our shareholders. As of May 11, 2021, the Board of Directors has designated a Finance Committee for the primary purpose of assisting the Board in its oversight of the Company’s capital structure, financing, investment, and other financial matters of importance to the Company.

During the first six months of 2022, in keeping with this balanced approach, we paid dividends of approximately $8.3 million, repurchased shares under our share repurchase program totaling $10.0 million, and repaid $30.0 million under the Revolving Credit Agreement. Also, as further described in our Annual Report on Form 10-K for the year ended December 31, 2021, in September 2021 we exercised an option under the Revolving Credit Agreement to increase the total revolving credit commitments by $50 million from $175 million to $225 million. In addition, during the fourth quarter of 2021 we used the net proceeds of the New Senior Notes due 2028 and a portion of the increased capacity under the Revolving Credit Agreement to fund the redemption in full of the Old Senior Notes due 2025, to repay in full the $108.8 million of outstanding borrowings under the New Term Loan Credit Agreement, and to pay all related fees and expenses. Collectively, these actions demonstrate our confidence in the financial outlook of the Company and our ability to generate cash flow, both near and long term, and reinforce our overall commitment to deliver shareholder value while maintaining the flexibility to continue to execute our strategic plan for profitable growth and diversification.
Our liquidity position, defined as cash on hand and available borrowing capacity on the Revolving Credit Agreement, amounted to $298.1 million as of June 30, 2022, a decrease of 2% compared to $304.3 million as of June 30, 2021 and an increase of 16% from $258.0 million as of December 31, 2021. The increase as of June 30, 2022 compared to December 31, 2021 is primarily attributable to a higher cash balance partially offset by lower available capacity on the Revolving Credit Agreement. For the remainder of 2022, we expect to continue our commitment to fund our working capital requirements and capital expenditures, including our previously announced plans to add 20% more dry van manufacturing capacity beginning in 2023, which will be achieved by ramping down traditional refrigerated trailer capacity and converting the floor space to create additional dry van production. Along with the increased dry van manufacturing capacity, we will also maintain our assets to capitalize on any economic and/or industry upswings, while also responsibly returning capital to our shareholders. We will continue to move rapidly to adjust to the current environment to preserve the strength of our balance sheet, while prioritizing the safety of our employees and ensuring the liquidity and financial well-being of the Company.
Debt Agreements and Related Amendments
Senior Notes due 2028
On October 6, 2021, we closed on an offering of $400 million in aggregate principal amount of its 4.50% unsecured Senior Notes due 2028 (the “New Senior Notes”). The New Senior Notes were issued pursuant to an indenture dated as of October 6, 2021, by and among Wabash, certain subsidiary guarantors named therein (the “Guarantors”) and Wells Fargo Bank, National Association, as trustee (the “Indenture”). The New Senior Notes bear interest at the rate of 4.50% and pay interest semi-annually in cash in arrears on April 15 and October 15 of each year. The New Senior Notes will mature on October 15, 2028. At any time prior to October 15, 2024, we may redeem some or all of the New Senior Notes for cash at a redemption price equal to 100% of the aggregate principal amount of the New Senior Notes being redeemed plus an applicable make-whole premium set forth in the Indenture and accrued and unpaid interest to, but not including, the redemption date.
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
The Indenture contains customary events of default, including payment defaults, breaches of covenants, failure to pay certain judgments and certain events of bankruptcy, insolvency and reorganization. If an event of default occurs and is continuing, the principal amount of the New Senior Notes, plus accrued and unpaid interest, if any, may be declared immediately due and payable. These amounts automatically become due and payable if an event of default relating to certain events of bankruptcy, insolvency or reorganization occurs. As of June 30, 2022, we were in compliance with all covenants.
Contractual coupon interest expense and accretion of fees for the New Senior Notes for the three- and six-month periods ended June 30, 2022 was $4.5 million and $0.2 million, and $9.0 million and $0.3 million, respectively. Contractual coupon interest expense and accretion of fees are included in Interest expense in our Condensed Consolidated Statements of Operations. There was no contractual coupon interest expense and accretion of fees for the New Senior Notes during the three- and six-month periods ended June 30, 2021.
Contractual coupon interest expense and accretion of discount and fees for the Senior Notes due 2025, which were redeemed in full during the fourth quarter of 2021, for the three- and six-month periods ended June 30, 2021 was $4.5 million and $9.0 million, respectively. Contractual coupon interest expense and accretion of discount and fees are included in Interest expense on our Condensed Consolidated Statements of Operations.
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
On September 28, 2020, we entered into the First Amendment to Second Amended and Restated Credit Agreement (the “First Amendment”) among us, certain of our subsidiaries party thereto, the lenders party thereto, and the Revolver Agent. The First Amendment primarily made conforming changes to the provisions in the Revolving Credit Agreement to reflect modifications made under the Term Loan Credit Agreement, dated September 20, 2020, among us, the lenders from time to time parties thereto, and Wells Fargo Bank, National Association, as the administrative agent, providing for a secured loan facility of $150 million (the “New Term Loan Credit Agreement”).
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
The Revolving Credit Agreement contains customary covenants limiting our ability and certain of our affiliates to, among other things, pay cash dividends, incur debt or liens, redeem or repurchase stock, enter into transactions with affiliates, merge, dissolve, repay subordinated indebtedness, make investments and dispose of assets. In addition, we will be required to maintain a minimum fixed charge coverage ratio of not less than 1.0 to 1.0 as of the end of any period of 12 fiscal months when excess availability under the Revolving Credit Agreement is less than 10% of the total revolving commitment. We were in compliance with all covenants as of June 30, 2022.
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
During the three-month period ended June 30, 2022, we repaid $30.0 million of principal under the Revolving Credit Agreement. As of June 30, 2022, there was $59.0 million outstanding under the Revolving Facility. Interest expense under the Revolving Credit Agreement for the three- and six-month periods ended June 30, 2022, was approximately $0.5 million and $0.8 million, respectively. During the three- and six-month periods ended June 30, 2021, and as of June 30, 2021, there were no amounts outstanding under the Revolving Facility. We paid no interest under the Revolving Credit Agreement during the three-and six-month periods ended June 30, 2021.
Our liquidity position, defined as cash on hand and available borrowing capacity on the Revolving Facility, amounted to $298.1 million as of June 30, 2022 and $258.0 million as of December 31, 2021.
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
New Term Loan Credit Agreement
As of June 30, 2021, we had $108.8 million outstanding under the New Term Loan Credit Agreement (which was repaid in full during the fourth quarter of 2021), none of which was classified as current on our Condensed Consolidated Balance Sheets. For the three- and six-month periods ended June 30, 2021, under the New Term Loan Credit Agreement we paid interest of $1.3 million and $2.7 million, respectively. In addition, during the three months ended June 30, 2021, we made principal payments totaling $30.0 million and recognized loss on debt extinguishment charges of approximately $0.5 million. The extinguishment charges are included in Other, net in the Condensed Consolidated Statements of Operations.
For the three- and six-month periods ended June 30, 2021, we incurred charges of less than $0.1 million and $0.1 million for amortization of fees and original issuance discount. Amortization of fees and original issuance discount are included in Interest expense in the Condensed Consolidated Statements of Operations.

Cash Flows
Cash provided by operating activities for the first six months of 2022 totaled $82.7 million, compared to using $13.1 million during the same period in 2021. Cash provided by operations during the current year period was the result of net income adjusted for various non-cash activities including depreciation, amortization, net gain on the sale of assets, deferred taxes, stock-based compensation, impairment, accretion of debt fees and discount, and a $20.9 million decrease in working capital. Changes in key working capital accounts for 2022 and 2021 are summarized below (in thousands):

	Six Months Ended June 30,
	2022	2021	Change
Source (Use) of cash:
Accounts receivable	$(55,114)	$(25,758)	$(29,356)
Inventories	(67,717)	(89,733)	22,016
Accounts payable and accrued liabilities	142,869	56,074	86,795
Net source (use) of cash	$20,038	$(59,417)	$79,455
Accounts receivable increased $55.1 million in the first six months of 2022 as compared to a $25.8 million increase in the prior year period. Days sales outstanding, a measure of working capital efficiency that measures the amount of time a receivable is outstanding, was 32 days and 24 days for the three months ended June 30, 2022 and 2021, respectively. The increase in accounts receivable during the first six months of 2022 was primarily due to the increase in shipments from the prior year period as well as the timing of shipments and receipt of customer payments. Inventory increased by $67.7 million during the first six months of 2022 as compared to an increase of $89.7 million in the 2021 period. Our inventory turns, a commonly used measure of working capital efficiency that measures how quickly inventory turns per year, was approximately 6 times in the 2022 period and 6 times in the 2021 period. The increase in inventory for the 2022 period was primarily attributable to higher raw materials inventory to adjust to anticipated production for the remainder of 2022 as well as higher finished goods inventory. Accounts payable and accrued liabilities increased by $142.9 million in 2022 compared to an increase of $56.1 million for the same period in 2021. Days payable outstanding, a measure of working capital efficiency that measures the amount of time a payable is outstanding, was 49 days for the three months ended June 30, 2022 compared to 39 days for the three months ended June 30, 2021.
Investing activities used $20.9 million during the first six months of 2022, as compared to provided $9.9 million during the same period in 2021. Investing activities for the first six months of 2022 include capital expenditures of $22.4 million, which was an increase compared to $11.1 million during the same period in 2021. For the first six months of 2022, investing activities also included proceeds from the sale of assets of approximately $1.4 million. Proceeds from the sale of assets during the first six months of 2021 were approximately $21.0 million.
Financing activities provided $5.0 million during the first six months of 2022 as compared to using $78.5 million during the same period in 2021. Net cash provided by financing activities during the current year period primarily relates to borrowings under our Revolving Facility totaling $56.7 million, partially offset by principal, interest, and unused fee payments made under our Revolving Facility of $30.8 million, common stock repurchases and withholdings of $13.3 million, and cash dividend payments to our shareholders of $8.3 million. Net cash used in financing activities during the first six months of 2021 primarily relates to common stock repurchases and withholdings of $41.3 million, principal payments under the New Term Loan Credit Agreement totaling $30.0 million, and cash dividend payments to our shareholders of $8.4 million.
As of June 30, 2022, our liquidity position, defined as cash on hand and available borrowing capacity under our Revolving Facility, amounted to $298.1 million, representing a decrease of $6.2 million (or 2%) compared to June 30, 2021 and an increase of $40.1 million (or 16%) compared to December 31, 2021. Total debt obligations amounted to $459.0 million as of June 30, 2022. The increase in liquidity as of June 30, 2022 compared to December 31, 2021 is primarily attributable to a higher cash balance partially offset by lower available capacity on the Revolving Credit Agreement. For the remainder of 2022, we expect to continue our commitment to fund our working capital requirements and capital expenditures, including our plans to add 20% more dry van manufacturing capacity beginning in 2023, which will be achieved by ramping down traditional refrigerated trailer capacity and converting the floor space to create additional dry van production. Along with the increased dry van manufacturing capacity, we will also maintain our assets to capitalize on any economic and/or industry upswings, while also responsibly returning capital to our shareholders. We will continue to move rapidly to adjust to the current environment to preserve the strength of our balance sheet, while prioritizing the safety of our employees and ensuring the liquidity and financial well-being of the Company.

Capital Expenditures
Capital spending amounted to approximately $22.4 million for the first six months of 2022, and we believe our capital expenditures for 2022 will be in the range of $80 to $90 million. In addition to the previously announced actions to retool our existing capacity to support expanded dry van production, capital spending for 2022 has been and is expected to be utilized to support maintenance and productivity improvement initiatives within our facilities.
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
We considered whether there were any indicators of impairment during the three and six months ended June 30, 2022 and concluded there were none.
Contractual Obligations and Commercial Commitments
A summary of payments of our contractual obligations and commercial commitments, both on and off balance sheet, as of June 30, 2022 are as follows (in thousands):

	2022	2023	2024	2025	2026	Thereafter	Total
Debt:
Revolving Facility (due 2023)	$—	$59,000	$—	$—	$—	$—	$59,000
Senior Notes (due 2028)	—	—	—	—	—	400,000	400,000
Interest payments on Revolving Facility and Senior Notes due 2028[1]	9,897	19,744	18,000	18,000	18,000	36,000	119,641
Total debt	9,897	78,744	18,000	18,000	18,000	436,000	578,641
Other:
Operating Leases	3,089	5,523	4,408	3,386	2,894	2,025	21,325
Total other	3,089	5,523	4,408	3,386	2,894	2,025	21,325
Other commercial commitments:
Letters of Credit	5,702	—	—	—	—	—	5,702
Raw Material Purchase Commitments	90,300	—	—	—	—	—	90,300
Chassis Agreements and Programs	11,617	—	—	—	—	—	11,617
Total other commercial commitments	107,619	—	—	—	—	—	107,619
Total obligations	$120,605	$84,267	$22,408	$21,386	$20,894	$438,025	$707,585
1 Future interest payments on variable rate long-term debt are estimated based on the rate in effect as of June 30, 2022.

Borrowings under the Revolving Facility bear interest at a variable rate based on the LIBOR or a base rate determined by the lender’s prime rate plus an applicable margin, as defined in the agreement. Any outstanding borrowings under the Revolving Facility bear interest at a rate, at our election, equal to (i) LIBOR plus a margin ranging from 1.25% to 1.75% or (ii) a base rate plus a margin ranging from 0.25% to 0.75%, in each case depending upon the monthly average excess availability under the Revolving Facility. We are required to pay a monthly unused line fee equal to 0.20% times the average daily unused availability along with other customary fees and expenses of our agent and lenders. During the three-month period ended June 30, 2022, we repaid $30.0 million of principal under the Revolving Facility. As of June 30, 2022, there was $59.0 million outstanding under the Revolving Facility.
The Senior Notes due 2028 bear interest at the rate of 4.5% per annum from the date of issuance, payable semi-annually on April 15 and October 15.
Operating leases represent the total future minimum lease payments that have commenced. As of June 30, 2022, obligations related to operating leases that the Company has executed but have not yet commenced totaled approximately $0.2 million on a non-discounted basis, which the Company generally expects to be recognized over the next three years.
We have standby letters of credit totaling $5.7 million issued in connection with workers compensation claims and surety bonds.
We have $90.3 million in purchase commitments through December 2022 for various raw material commodities, including aluminum, steel, polyethylene and nickel as well as other raw material components which are within normal production requirements.
We obtain most vehicle chassis for our specialized vehicle products directly from the chassis manufacturers under converter pool agreements. Chassis are obtained from the manufacturers based on orders from customers, and to a lesser extent, for unallocated orders. Although each manufacturer’s agreement has different terms and conditions, the agreements generally state that the manufacturer will provide a supply of chassis to be maintained from time to time at our various facilities with the condition that we will store such chassis and will not move, sell, or otherwise dispose of such chassis except under the terms of the agreement. The manufacturer transfers the chassis to us on a “restricted basis,” retaining the sole authority to authorize commencement of work on the chassis and to make certain other decisions with respect to the chassis including the terms and pricing of sales of the chassis to the manufacturer’s dealers. The manufacturer also does not transfer the certificate of origin to us nor permit us to sell or transfer the chassis to anyone other than the manufacturer (for ultimate resale to a dealer). Although we are party to related finance agreements with manufacturers, we have not historically settled, nor expect to in the future settle, any related obligations in cash. Instead, the obligation is settled by the manufacturer upon reassignment of the chassis to an accepted dealer, and the dealer is invoiced for the chassis by the manufacturer. Accordingly, as of June 30, 2022 our outstanding chassis converter pool with the manufacturer totaled $11.2 million and we have included this financing agreement on our Condensed Consolidated Balance Sheets within Prepaid expenses and other and Other accrued liabilities. All other chassis programs are handled as consigned inventory belonging to the manufacturer and totaled approximately $0.4 million. Under these agreements, if the chassis is not delivered to a customer within a specified time frame, we are required to pay a finance or storage charge on the chassis. Additionally, we receive finance support funds from manufacturers when the chassis are assigned into our chassis pool. Typically, chassis are converted and delivered to customers within 90 days of our receipt of the chassis.
Backlog
Orders that have been confirmed by customers in writing, have defined delivery time frames, and can be produced during the next 18 months are included in our backlog. Orders that comprise our backlog may be subject to changes in quantities, delivery, specifications, terms, or cancellation. Our backlog of orders was approximately $2,297 million at June 30, 2022, which is a 2% decrease from approximately $2,339 million at March 31, 2022 and a 71% increase from $1,342 million at June 30, 2021. The increase from Q2 2021 is primarily related to increased demand for our products in 2022. We believe our backlog of orders is strong and shows the strength of our customers’ businesses from first to final mile. We expect to complete the majority of our backlog orders as of June 30, 2022 within 12 months of this date.
Outlook
The trailer industry generally follows the transportation industry’s cycles. According to ACT Research Company (“ACT”), total United States trailer production in 2021 was approximately 267,000 trailers, a 30% increase from 2020’s softened demand that was worsened and magnified by the uncertainty and economic impact caused by the COVID-19 pandemic. While there remains some uncertainty of the full impact of the COVID-19 pandemic, particularly around supply chain disruptions and labor shortages, the outlook for the overall trailer market is strong, and we believe our backlog of orders continues to provide a solid foundation for 2022. Current estimates from ACT and FTR Associations (“FTR”) for 2022 United States trailer production are 311,000 and 305,000, respectively, representing increases from 2021 of approximately 17% and 14%, respectively. These increases are generally in-line with our expectations due to strong 2022 demand throughout the industry. We believe that these estimates for production will remain above replacement demand over the next several years.

ACT is forecasting annual new trailer production levels for 2023, 2024, 2025, 2026, and 2027 of approximately 318,000, 283,000, 305,000, 286,000, and 298,000, respectively. In addition, FTR is forecasting annual new trailer production levels of 330,000 and 310,000 for 2023 and 2024, respectively. While these estimates are more historically consistent production levels in the trailer industry, and in some cases higher, industry forecasters note that certain issues, such as continued supply chain disruptions and staffing challenges, could impact these estimates. We continue to believe we are well positioned to capitalize on strong demand in 2022 and beyond.
Other potential risks we face for 2022 primarily relate to our ability to effectively manage our manufacturing operations, including ongoing labor shortages, disruption of our supply chain, and our overall business with the increase in production to meet demand. In addition, the cost of raw materials, commodities, and components are also potential risks in 2022 with increased demand. Significant increases in the cost of certain commodities, raw materials or components have had, and may continue to have, an adverse effect on our results of operations. As has been our practice, we will endeavor to pass raw material and component price increases to our customers in addition to continuing our cost management and hedging activities in an effort to minimize the risk that changes in material costs could have on our operating results. In addition, we rely on a limited number of suppliers for certain key components and raw materials in the manufacturing of our products, including tires, landing gear, axles, suspensions, aluminum extrusions, chassis and specialty steel coil. At the current and expected demand levels, there may be additional or increased shortages of supplies of raw materials or components which would have an adverse impact on our ability to meet demand for our products. Despite these risks, we believe we are well positioned to capitalize on strong overall demand levels while maintaining or growing margins through improvements in product pricing as well as productivity and other operational excellence initiatives.
For the remainder of 2022, we will continue to adjust to changes in the current environment, preserve the strength of our balance sheet, prioritize the safety of our employees, and ensure the liquidity and financial well-being of the Company. We believe we remain well-positioned for both near-term and long-term success in the trailer industry because: (1) our core customers are among the major participants in the trucking industry; (2) our technology and innovation provides value-added solutions for our customers by reducing trailer operating costs, improving revenue opportunities, and solving unique transportation problems; (3) our Wabash Management System (“WMS”) principles and processes and enterprise-wide lean efforts drive focus on the interconnected processes that are critical for success across our business; (4) our significant brand recognition, including our January 2022 rebranding as Wabash®, presence throughout North America, and the utilization of our extensive dealer network to market and sell our products; and (5) our One Wabash approach to create a consistent, superior experience for all customers who seek our solutions in the transportation, logistics, and distribution markets. By continuing to be the visionary leader in the transportation, logistics, and distribution industries we expect to leverage our existing assets and capabilities into higher margin products and markets by delivering value-added customer solutions.
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
Commodity Prices
We are exposed to fluctuation in commodity prices through the purchase of various raw materials that are processed from commodities such as aluminum, steel, lumber, nickel, copper, and polyethylene. Given the historical volatility of certain commodity prices, this exposure can significantly impact product costs. We manage some of our commodity price changes by entering into fixed price contracts with our suppliers and through financial derivatives. To the extent that we are unable to offset the increased commodity costs in our product prices, our results would be materially and adversely affected. As of June 30, 2022, we had $90.3 million in raw material purchase commitments through December 2022 for materials that will be used in the production process, as compared to $129.6 million as of December 31, 2021. We typically do not set prices for our products more than 45-90 days in advance of our commodity purchases and can, subject to competitive market conditions, take into account the cost of the commodity in setting our prices for each order. As of June 30, 2022, a hypothetical ten percent change in commodity prices based on our raw material purchase commitments through December 2022 would result in a corresponding change in cost of goods sold over a one-year period of approximately $9.0 million. This sensitivity analysis does not account for the change in the competitive environment indirectly related to the change in commodity prices and the potential managerial action taken in response to these changes.

Interest Rates
As of June 30, 2022, we had $59.0 million of floating rate debt outstanding under our Revolving Facility. As further described in our Annual Report on Form 10-K for the year ended December 31, 2021, we repaid the outstanding balance in full under our New Term Loan Credit Agreement during the fourth quarter of 2021, which had a floating rate of interest. Based on the current borrowings under our Revolving Facility, a hypothetical 100 basis-point change in the floating interest rate would result in a corresponding change in interest expense over a one-year period of approximately $0.6 million. This sensitivity analysis does not account for the change in the competitive environment indirectly related to the change in interest rates and the potential managerial action taken in response to these changes.
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
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective as of June 30, 2022.
Changes in Internal Controls over Financial Reporting
There were no changes in the Company’s internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the second quarter of fiscal year 2022 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.
Part II - OTHER INFORMATION
Item 1. Legal Proceedings
See Item 3 of Part I of our Annual Report on Form 10-K for the year ended December 31, 2021. See also Note 13, “Commitments and Contingencies”, to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report.
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

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Amount That May Yet Be Purchased Under the Plans or Programs ($ in millions)
April 1 - 30, 2022	—	$—	—	$131.4
May 1 - 31, 2022	153,648	$14.73	152,797	$129.1
June 1- 30, 2022	207,862	$14.63	207,862	$126.1
Total	361,510	$14.67	360,659	$126.1

In August 2021, the Company announced that the Board of Directors approved the repurchase of an additional $150 million in shares of common stock over a three-year period. This authorization was an increase to the previous $100 million repurchase programs approved in November 2018, February 2017, and February 2016. The repurchase program is set to expire in August 2024. For the quarter ended June 30, 2022, we repurchased 360,659 shares pursuant to our repurchase program. Additionally, during this period there were 851 shares repurchased to cover minimum employee tax withholding obligations upon the vesting of restricted stock awards.
Item 6. Exhibits

(a)	Exhibits
	31.1	Certification of Principal Executive Officer
	31.2	Certification of Principal Financial Officer
	32.1	Written Statement of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)
	101	The following materials from Wabash National Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 are filed herewith, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at June 30, 2022 and December 31, 2021, (ii) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2022 and 2021, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2022 and 2021, (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2022 and 2021, (v) the Condensed Consolidated Statements of Stockholders’ Equity for the three and six months ended June 30, 2022 and 2021, and (vi) Notes to Condensed Consolidated Financial Statements. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
	104	Cover Page Interactive Data File (formatting as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WABASH NATIONAL CORPORATION

Date: July 27, 2022	By:	/s/ Michael N. Pettit
Michael N. Pettit
Senior Vice President and Chief Financial Officer (Principal Financial Officer)