Form 10-Q
period 2022-09-30
WABASH NATIONAL Corp
filed 2022-10-26
CIK 879526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of common stock outstanding at October 19, 2022 was 47,944,127.

WABASH NATIONAL CORPORATION
FORM 10-Q

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements
WABASH NATIONAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	September 30, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$81,478	$71,778
Accounts receivable, net	248,086	176,511
Inventories, net	309,701	237,621
Prepaid expenses and other	35,251	43,795
Total current assets	674,516	529,705
Property, plant, and equipment, net	252,383	232,425
Goodwill	188,441	188,443
Intangible assets, net	102,415	114,441
Other assets	51,560	42,057
Total assets	$1,269,315	$1,107,071
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$—	$—
Current portion of finance lease obligations	—	59
Accounts payable	239,049	173,950
Other accrued liabilities	158,315	115,316
Total current liabilities	397,364	289,325
Long-term debt	443,662	428,315
Deferred income taxes	33,100	36,019
Other non-current liabilities	34,714	27,873
Total liabilities	908,840	781,532
Commitments and contingencies
Noncontrolling interest	373	—
Wabash National Corporation stockholders’ equity:
Common stock 200,000,000 shares authorized, $0.01 par value, 48,065,277 and 48,954,482 shares outstanding, respectively	765	759
Additional paid-in capital	662,581	653,978
Retained earnings	150,943	92,111
Accumulated other comprehensive (loss) income	(7,474)	859
Treasury stock at cost, 28,509,690 and 27,013,275 common shares, respectively	(446,713)	(422,168)
Total Wabash National Corporation stockholders' equity	360,102	325,539
Total liabilities, noncontrolling interest, and equity	$1,269,315	$1,107,071

The accompanying notes are an integral part of these Condensed Consolidated Statements.

WABASH NATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited – dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net sales	$655,150	$482,566	$1,844,680	$1,323,991
Cost of sales	563,145	431,521	1,616,586	1,170,172
Gross profit	92,005	51,045	228,094	153,819
General and administrative expenses	27,845	20,966	85,121	66,740
Selling expenses	7,752	5,590	21,337	18,320
Amortization of intangible assets	3,184	5,631	12,026	17,228
Impairment and other, net	349	595	692	(631)
Income from operations	52,875	18,263	108,918	52,162
Other income (expense):
Interest expense	(5,210)	(5,847)	(15,341)	(18,031)
Other, net	(179)	232	(577)	(195)
Other expense, net	(5,389)	(5,615)	(15,918)	(18,226)
Income before income tax expense	47,486	12,648	93,000	33,936
Income tax expense	11,130	1,640	21,831	7,459
Net income	36,356	11,008	71,169	26,477
Net income attributable to noncontrolling interest	186	—	373	—
Net income attributable to common stockholders	$36,170	$11,008	$70,796	$26,477

Net income attributable to common stockholders per share:
Basic	$0.75	$0.22	$1.45	$0.52
Diluted	$0.73	$0.22	$1.43	$0.51
Weighted average common shares outstanding (in thousands):
Basic	48,515	49,974	48,849	51,116
Diluted	49,402	50,581	49,651	51,785

Dividends declared per share	$0.08	$0.08	$0.24	$0.24

The accompanying notes are an integral part of these Condensed Consolidated Statements.

WABASH NATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited – dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$36,356	$11,008	$71,169	$26,477
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(80)	(105)	(140)	259
Unrealized (loss) gain on derivative instruments	(2,168)	(9,187)	(8,193)	13,974
Total other comprehensive (loss) income	(2,248)	(9,292)	(8,333)	14,233
Comprehensive income	34,108	1,716	62,836	40,710
Comprehensive income attributable to noncontrolling interest	186	—	373	—
Comprehensive income attributable to common stockholders	$33,922	$1,716	$62,463	$40,710

The accompanying notes are an integral part of these Condensed Consolidated Statements.

WABASH NATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited – dollars in thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities
Net income	$71,169	$26,477
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation	25,239	19,593
Amortization of intangibles	12,026	17,228
Net gain on sale of property, plant and equipment and business divestiture	(635)	(1,447)
Loss on debt extinguishment	—	452
Deferred income taxes	(178)	(1,756)
Stock-based compensation	7,367	5,889
Impairment	1,339	817
Non-cash interest expense	644	882
Accounts receivable	(71,575)	(118,176)
Inventories	(72,080)	(96,818)
Prepaid expenses and other	(716)	1,054
Accounts payable and accrued liabilities	101,101	65,424
Other, net	(1,545)	6,152
Net cash provided by (used in) operating activities	72,156	(74,229)
Cash flows from investing activities
Cash payments for capital expenditures	(42,304)	(20,192)
Proceeds from the sale of assets	1,445	21,967
Net cash (used in) provided by investing activities	(40,859)	1,775
Cash flows from financing activities
Proceeds from exercise of stock options	1,241	1,949
Dividends paid	(12,176)	(12,470)
Borrowings under revolving credit facilities	72,244	347
Payments under revolving credit facilities	(57,279)	(347)
Principal payments under finance lease obligations	(59)	(259)
Principal payments under term loan credit facility	—	(30,000)
Debt issuance costs paid	(1,023)	(50)
Stock repurchases	(24,545)	(55,019)
Net cash used in financing activities	(21,597)	(95,849)
Cash and cash equivalents:
Net increase (decrease) in cash, cash equivalents, and restricted cash	9,700	(168,303)
Cash, cash equivalents, and restricted cash at beginning of period	71,778	217,677
Cash, cash equivalents, and restricted cash at end of period	$81,478	$49,374
Supplemental disclosures of cash flow information:
Cash paid for interest	$10,679	$12,734
Cash paid for income taxes	$1,928	$3,403
Period end balance of payables for property, plant, and equipment	$7,914	$3,238

The accompanying notes are an integral part of these Condensed Consolidated Statements.

WABASH NATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited – dollars in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
	Shares	Amount
Balances at December 31, 2021	48,954,482	$759	$653,978	$92,111	$859	$(422,168)	$325,539
Net income for the period				12,074			12,074
Foreign currency translation					243		243
Stock-based compensation	277,124	5	2,272				2,277
Stock repurchase	(247,174)					(8,013)	(8,013)
Common stock dividends				(4,065)			(4,065)
Unrealized gain on derivative instruments, net of tax					13,585		13,585
Common stock issued in connection with:
Stock option exercises	48,208		613				613
Balances at March 31, 2022	49,032,640	$764	$656,863	$100,120	$14,687	$(430,181)	$342,253
Net income for the period				22,552			22,552
Foreign currency translation					(303)		(303)
Stock-based compensation	16,416		2,370				2,370
Stock repurchase	(360,659)					(5,312)	(5,312)
Common stock dividends				(3,901)			(3,901)
Unrealized loss on derivative instruments, net of tax					(19,610)		(19,610)
Common stock issued in connection with:
Stock option exercises	12,690		122				122
Balances at June 30, 2022	48,701,087	$764	$659,355	$118,771	$(5,226)	$(435,493)	$338,171
Net income for the period				36,170			36,170
Foreign currency translation					(80)		(80)
Stock-based compensation	3,344		2,720				2,720
Stock repurchase	(691,844)					(11,220)	(11,220)
Common stock dividends				(3,998)			(3,998)
Unrealized loss on derivative instruments, net of tax					(2,168)		(2,168)
Common stock issued in connection with:
Stock option exercises	52,690	1	506				507
Balances at September 30, 2022	48,065,277	$765	$662,581	$150,943	$(7,474)	$(446,713)	$360,102

The accompanying notes are an integral part of these Condensed Consolidated Statements.

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
	Shares	Amount
Balances at December 31, 2020	52,536,482	$755	$644,695	$107,233	$7,633	$(355,437)	$404,879
Net income for the period				3,217			3,217
Foreign currency translation					(303)		(303)
Stock-based compensation	101,083	1	2,031				2,032
Stock repurchase	(1,038,674)					(19,321)	(19,321)
Common stock dividends				(3,967)			(3,967)
Unrealized gain on derivative instruments, net of tax					14,530		14,530
Common stock issued in connection with:
Stock option exercises	112,400	1	1,234				1,235
Balances at March 31, 2021	51,711,291	$757	$647,960	$106,483	$21,860	$(374,758)	$402,302
Net income for the period				12,252			12,252
Foreign currency translation					667		667
Stock-based compensation	37,147	1	2,183				2,184
Stock repurchase	(1,304,214)					(21,981)	(21,981)
Common stock dividends				(4,290)			(4,290)
Unrealized gain on derivative instruments, net of tax					8,631		8,631
Common stock issued in connection with:
Stock option exercises	19,810		215				215
Balances at June 30, 2021	50,464,034	$758	$650,358	$114,445	$31,158	$(396,739)	$399,980
Net income for the period				11,008			11,008
Foreign currency translation					(105)		(105)
Stock-based compensation	1,799		1,673				1,673
Stock repurchase	(935,382)					(13,717)	(13,717)
Common stock dividends				(3,958)			(3,958)
Unrealized loss on derivative instruments, net of tax					(9,187)		(9,187)
Common stock issued in connection with:
Stock option exercises	44,200	1	499				500
Balances at September 30, 2021	49,574,651	$759	$652,530	$121,495	$21,866	$(410,456)	$386,194

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
As of September 30, 2022, goodwill allocated to the TS and P&S segments was approximately $120.5 million and $67.9 million, respectively. The Company considered whether there were any indicators of impairment during the three and nine months ended September 30, 2022 and concluded there were none.
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

The changes in the carrying amounts of goodwill from December 31, 2020 through the nine-month period ended September 30, 2022 were as follows (in thousands):

	Transportation Solutions	Parts & Services	Total
Balance at December 31, 2020
Goodwill	$188,775	$119,185	$307,960
Accumulated impairment losses	(68,257)	(40,143)	(108,400)
Net balance as of December 31, 2020	120,518	79,042	199,560
Impact of divestiture on goodwill	—	(11,101)	(11,101)
Effects of foreign currency	(11)	(5)	(16)
Balance at December 31, 2021
Goodwill	188,764	108,079	296,843
Accumulated impairment losses	(68,257)	(40,143)	(108,400)
Net balance as of December 31, 2021	120,507	67,936	188,443
Effects of foreign currency	(3)	(2)	(5)
Balance at March 31, 2022
Goodwill	188,761	108,077	296,838
Accumulated impairment losses	(68,257)	(40,143)	(108,400)
Net balance as of March 31, 2022	120,504	67,934	188,438
Effects of foreign currency	1	1	2
Balance at June 30, 2022
Goodwill	188,762	108,078	296,840
Accumulated impairment losses	(68,257)	(40,143)	(108,400)
Net balance as of June 30, 2022	120,505	67,935	188,440
Effects of foreign currency	1	—	1
Balance at September 30, 2022
Goodwill	188,763	108,078	296,841
Accumulated impairment losses	(68,257)	(40,143)	(108,400)
Net balance as of September 30, 2022	$120,506	$67,935	$188,441

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
Because the entity does not have sufficient equity at risk to permit it to carry on its activities without additional financial support, the Company concluded that WP is a VIE. The Company has the power to direct the activities of WP through majority representation on the Board of Directors as well as control related to the management and overall strategic direction of the entity. In addition, the Company has the obligation to absorb the benefits and losses of WP that could potentially be significant to the entity. The Company also has a requirement to provide funding to the entity if needed. Given the facts and circumstances specific to WP, the Company concluded that it is the primary beneficiary and, as such, is required to consolidate the entity. WP’s results of operations are included in the Parts & Services operating and reportable segment. Through September 30, 2022, the Company did not provide financial or other support to this VIE that it was not contractually obligated to provide. As of September 30, 2022, the Company does not have any obligations to provide financial support to WP.

The following table presents the assets and liabilities of the WP VIE consolidated on the Company’s Condensed Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$1,266	$—
Accounts receivable, net	1,776	—
Inventories, net	162	—
Prepaid expenses and other	25	—
Total current assets	3,229	—
Property, plant, and equipment, net	—	—
Other assets	157	—
Total assets	$3,386	$—
Liabilities
Current liabilities:
Accounts payable	$2,640	$—
Other accrued liabilities	—	—
Total current liabilities	2,640	—
Other non-current liabilities	—	—
Total liabilities	$2,640	$—
The following table is a rollforward of activities in the Company’s noncontrolling interest (in thousands):

	2022	2021
Balance at January 1	$—	$—
Net income attributable to noncontrolling interest	—	—
Other comprehensive income (loss)	—	—
Distributions declared to noncontrolling interest	—	—
Balance at March 31	—	—
Net income attributable to noncontrolling interest	187	—
Other comprehensive income (loss)	—	—
Distributions declared to noncontrolling interest	—	—
Balance at June 30	187	—
Net income attributable to noncontrolling interest	186	—
Other comprehensive income (loss)	—	—
Distributions declared to noncontrolling interest	—	—
Balance at September 30	$373	$—

6. INVENTORIES, NET
Inventories are stated at the lower of cost, determined on either the first-in, first-out or average cost method, or net realizable value. Inventories, net of reserves, consist of the following components (in thousands):

	September 30, 2022	December 31, 2021
Raw materials and components	$198,259	$174,915
Finished goods	84,553	42,933
Work in progress	19,217	14,133
Aftermarket parts	6,794	4,903
Used trailers	878	737
	$309,701	$237,621
7. PREPAID EXPENSES AND OTHER
Prepaid expenses and other current assets consist of the following (in thousands):

	September 30, 2022	December 31, 2021
Chassis converter pool agreements	$16,938	$18,185
Assets held for sale	—	350
Income tax receivables	3,934	10,386
Insurance premiums & maintenance/subscription agreements	6,101	3,290
Commodity swap contracts	301	7,963
All other	7,977	3,621
	$35,251	$43,795
Chassis converter pool agreements represent chassis transferred to the Company on a restricted basis by the manufacturer, who retains the sole authority to authorize commencement of work on the chassis and to make certain other decisions with respect to the chassis including the terms and pricing of sales to the manufacturer’s dealers. Assets held for sale as of December 31, 2021 related to property, plant, and equipment assets that were unused and were actively being marketed for sale. Insurance premiums and maintenance/subscription agreements are charged to expense over the contractual life, which is generally one year or less. As further described in Note 9, commodity swap contracts relate to our hedging activities (that are in an asset position) to mitigate the risks associated with fluctuations in commodity prices. Other items primarily consist of investments held by the Company’s captive insurance subsidiary, unemployment tax refund receivables, and other various prepaid and other assets. As of September 30, 2022 and December 31, 2021, there was no restricted cash included in prepaid expenses and other current assets.
8. DEBT
Long-term debt consists of the following (in thousands):

	September 30, 2022	December 31, 2021
Senior Notes due 2028	$400,000	$400,000
Revolving Credit Agreement	48,000	33,035
	448,000	433,035
Less: unamortized discount and fees	(4,338)	(4,720)
Less: current portion	—	—
	$443,662	$428,315

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
The Indenture contains customary events of default, including payment defaults, breaches of covenants, failure to pay certain judgments and certain events of bankruptcy, insolvency and reorganization. If an event of default occurs and is continuing, the principal amount of the New Senior Notes, plus accrued and unpaid interest, if any, may be declared immediately due and payable. These amounts automatically become due and payable if an event of default relating to certain events of bankruptcy, insolvency or reorganization occurs. As of September 30, 2022, the Company was in compliance with all covenants.
Contractual coupon interest expense and accretion of fees for the New Senior Notes for the three- and nine-month periods ended September 30, 2022 was $4.5 million and $0.2 million, and $13.5 million and $0.5 million, respectively. Contractual coupon interest expense and accretion of fees are included in Interest expense in the Company’s Condensed Consolidated Statements of Operations. There was no contractual coupon interest expense and accretion of fees for the New Senior Notes during the three- and nine-month periods ended September 30, 2021.
Contractual coupon interest expense and accretion of discount and fees for the Senior Notes due 2025, which were redeemed in full during the fourth quarter of 2021, for the three- and nine-month periods ended September 30, 2021 was $4.5 million and $13.5 million, respectively. Contractual coupon interest expense and accretion of discount and fees are included in Interest expense on the Company’s Condensed Consolidated Statements of Operations.

Revolving Credit Agreement
On September 23, 2022, the Company entered into the Third Amendment to Second Amended and Restated Credit Agreement among the Company, certain of its subsidiaries as borrowers (together with the Company, the “Borrowers”), certain of its subsidiaries as guarantors, the lenders party thereto and Wells Fargo Capital Finance, LLC, as the administrative agent (the “Agent”), which amended the Company’s existing Second Amended and Restated Credit Agreement dated as of December 21, 2018 (as amended from time to time, the “Credit Agreement”).
Under the Credit Agreement, the lenders agree to make available a $350 million revolving credit facility to the Borrowers with a scheduled maturity date of September 23, 2027. The Company has the option to increase the total commitments under the facility by up to an additional $175 million, subject to certain conditions, including obtaining agreements from one or more lenders, whether or not party to the Credit Agreement, to provide such additional commitments. Availability under the Credit Agreement is based upon quarterly (or more frequent under certain circumstances) borrowing base certifications of the Borrowers’ eligible inventory, eligible leasing inventory and eligible accounts receivable, and is reduced by certain reserves in effect from time to time.
Subject to availability, the Credit Agreement provides for a letter of credit subfacility in the amount of $25 million and allows for swingline loans in the amount of $35 million. Outstanding borrowings under the Credit Agreement bear interest at an annual rate, at the Borrowers’ election, equal to (i) adjusted term Secured Overnight Financing Rate (“SOFR”) plus a margin ranging from 1.25% to 1.75% or (ii) a base rate plus a margin ranging from 0.25% to 0.75%, in each case depending upon the monthly average excess availability under the Credit Agreement. The Borrowers are required to pay a monthly unused line fee equal to 0.20% times the average daily unused availability along with other customary fees and expenses of the Agent and the lenders.
The Credit Agreement is guaranteed by certain subsidiaries of the Company (the “Guarantors”) and is secured by substantially all personal property of the Borrowers and the Guarantors.
The Credit Agreement contains customary covenants limiting the ability of the Company and certain of its subsidiaries to, among other things, pay cash dividends, incur debt or liens, redeem or repurchase stock, enter into transactions with affiliates, merge, dissolve, repay subordinated indebtedness, make investments and dispose of assets. In addition, the Company will be required to maintain a minimum fixed charge coverage ratio of not less than 1.0 to 1.0 as of the end of any period of 12 fiscal months when excess availability under the Credit Agreement is less than the greater of (a) 10.0% of the lesser of (i) the total revolving commitments and (ii) the borrowing base (such lesser amount, the “Line Cap”) and (b) $25 million. The Company was in compliance with all covenants as of September 30, 2022.
If availability under the Credit Agreement is less than the greater of (i) 10% of the Line Cap and (ii) $25 million for three consecutive business days, or if there exists an event of default, amounts in any of the Borrowers’ and the Guarantors’ deposit accounts (other than certain excluded accounts) will be transferred daily into a blocked account held by the Agent and applied to reduce the outstanding amounts under the facility.
The Credit Agreement contains customary events of default. If an event of default occurs and is continuing, the lenders may, among other things, require the immediate payment of all amounts outstanding and foreclose on collateral. In addition, in the case of an event of default arising from certain events of bankruptcy or insolvency, the lenders’ obligations under the Credit Agreement would automatically terminate, and all amounts outstanding under the Credit Agreement would automatically become due and payable.
During the three- and nine-month periods ended September 30, 2022, the Company had net payments of principal of $11.0 million and net borrowings of principal of $15.0 million, respectively, under the Credit Agreement. As of September 30, 2022, there was $48.0 million outstanding under the Credit Agreement. Interest expense for the three- and nine-month periods ended September 30, 2022, was approximately $0.5 million and $1.3 million, respectively.
During the three- and nine-month periods ended September 30, 2021, and as of September 30, 2021, there were no amounts outstanding under the Credit Agreement. The Company paid no interest under the Credit Agreement during the three- and nine-month periods ended September 30, 2021.
The Company’s liquidity position, defined as cash on hand and available borrowing capacity on the Credit Agreement, amounted to $349.5 million as of September 30, 2022 and $258.0 million as of December 31, 2021.
During the fourth quarter of 2021, the Company drew $50.0 million under the Credit Agreement, a portion of which was used along with the proceeds of the New Senior Notes to fund the redemption in full of the Senior Notes due 2025, to repay in full the $108.8 million of outstanding borrowings under the New Term Loan Credit Agreement, and to pay all related fees and expenses of the New Senior Notes.

New Term Loan Credit Agreement
As of September 30, 2021, the Company had $108.8 million outstanding under the Company’s Second Amended and Restated Credit Agreement dated as of December 21, 2018, as amended by the First Amendment to Second Amended and Restated Credit Agreement, dated September 20, 2020 (the “New Term Loan Credit Agreement”) (which was repaid in full during the fourth quarter of 2021), none of which was classified as current on the Company’s Condensed Consolidated Balance Sheets. For the three- and nine-month periods ended September 30, 2021, under the New Term Loan Credit Agreement the Company paid interest of $1.1 million and $3.8 million, respectively. In addition, during the second quarter of 2021, the Company made principal payments totaling $30.0 million and recognized loss on debt extinguishment charges of approximately $0.5 million. The extinguishment charges are included in Other, net in the Condensed Consolidated Statements of Operations.
For the three- and nine-month periods ended September 30, 2021, the Company incurred charges of less than $0.1 million and approximately $0.2 million, respectively, for amortization of fees and original issuance discount. Amortization of fees and original issuance discount are included in Interest expense in the Condensed Consolidated Statements of Operations.
9. FINANCIAL DERIVATIVE INSTRUMENTS
Commodity Pricing Risk
As of September 30, 2022, the Company was party to commodity swap contracts for specific commodities with notional amounts of approximately $49.6 million. The Company uses commodity swap contracts to mitigate the risks associated with fluctuations in commodity prices impacting its cash flows related to inventory purchases from suppliers. The Company does not hedge all commodity price risk.
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
Financial Statement Presentation
As of September 30, 2022 and December 31, 2021, the fair value carrying amount of the Company’s derivative instruments were recorded as follows (in thousands):

		Asset / (Liability) Derivatives
	Balance Sheet Caption	September 30, 2022	December 31, 2021
Derivatives designated as hedging instruments
Commodity swap contracts	Prepaid expenses and other	$301	$7,963
Commodity swap contracts	Accounts payable and Other accrued liabilities	(6,728)	(5,121)
Total derivatives designated as hedging instruments		$(6,427)	$2,842
The following table summarizes the gain or loss recognized in AOCI as of September 30, 2022 and December 31, 2021 and the amounts reclassified from AOCI into earnings for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Amount of Gain Recognized in AOCI on Derivatives (Effective Portion, net of tax)		Location of Gain (Loss) Reclassified from AOCI into Earnings (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Earnings

	September 30, 2022	December 31, 2021		Three Months Ended September 30,		Nine Months Ended September 30,
				2022	2021	2022	2021
Derivatives instruments
Commodity swap contracts	$(5,345)	$2,848	Cost of sales	$(1,956)	$17,956	$10,607	$27,365
Over the next 12 months, the Company expects to reclassify approximately $7.1 million of pretax deferred losses, related to the commodity swap contracts, from AOCI to cost of sales as inventory purchases are settled.

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
The Company leases certain industrial spaces, office spaces, land, and equipment. Some leases include one or more options to renew, with renewal terms that can extend the lease term from generally one to 5 years. The exercise of lease renewal options is at the Company’s sole discretion, and are included in the lease term only to the extent such renewal options are reasonably certain of being exercised at lease commencement. Certain leases also include options to purchase the leased property. The depreciable life of assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise. During the three and nine months ended September 30, 2022, leased assets obtained in exchange for new operating lease liabilities totaled approximately $6.6 million and $16.4 million, respectively. During the three and nine months ended September 30, 2021, leased assets obtained in exchange for new operating lease liabilities totaled approximately $2.3 million and $4.3 million, respectively. As of September 30, 2022, obligations related to operating leases that the Company has executed but have not yet commenced totaled approximately $0.2 million on a non-discounted basis, which the Company generally expects to be recognized over the next five years.
During the three and nine months ended September 30, 2022, the Company entered into sale-leaseback-sublease transactions. Amounts related to these transactions during the three and nine months ended September 30, 2022 were insignificant. In addition, certain of the transactions occurred with a related party—such transactions were at market value and arm’s length.
Leased assets and liabilities included within the Condensed Consolidated Balance Sheets consist of the following (in thousands):

	Classification	September 30, 2022	December 31, 2021
Right-of-Use Assets
Operating	Other assets	$24,429	$11,379
Finance	Property, plant and equipment, net of depreciation	—	2,658
Total leased ROU assets		$24,429	$14,037
Liabilities
Current
Operating	Other accrued liabilities	$6,229	$3,507
Finance	Current portion of finance lease obligations	—	59
Noncurrent
Operating	Non-current liabilities	18,200	7,872
Finance	Finance lease obligations	—	—
Total lease liabilities		$24,429	$11,438

Lease costs included in the Condensed Consolidated Statements of Operations consist of the following (in thousands):

	Classification	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021
Operating lease cost	Cost of sales, selling expenses and general and administrative expense	$1,559	$1,329
Finance lease cost
Amortization of ROU leased assets	Depreciation and amortization within Cost of sales	—	36
Interest on lease liabilities	Interest expense	—	6
Net lease cost		$1,559	$1,371

	Classification	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Operating lease cost	Cost of sales, selling expenses and general and administrative expense	$3,877	$3,813
Finance lease cost
Amortization of ROU leased assets	Depreciation and amortization within Cost of sales	36	108
Interest on lease liabilities	Interest expense	1	21
Net lease cost		$3,914	$3,942

Maturity of the Company’s lease liabilities as of September 30, 2022 is as follows (in thousands):

	Operating Leases	Finance Leases	Total
2022 (remainder)	$1,918	$—	$1,918
2023	7,046	—	7,046
2024	5,934	—	5,934
2025	4,872	—	4,872
2026	4,338	—	4,338
Thereafter	3,104	—	3,104
Total lease payments	$27,212	$—	$27,212
Less: interest	2,783	—
Present value of lease payments	$24,429	$—
As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. Remaining lease term and discount rates are as follows:

	September 30, 2022	December 31, 2021
Weighted average remaining lease term (years)
Operating leases	4.2	4.3
Finance leases	0.0	0.1
Weighted average discount rate
Operating leases	4.96%	5.12%
Finance leases	—%	6.16%
Lease costs included in the Condensed Consolidated Statements of Cash Flows are as follows (in thousands):

	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$3,917	$3,660
Operating cash flows from finance leases	$1	$12
Financing cash flows from finance leases	$59	$259

11. OTHER ACCRUED LIABILITIES
The following table presents the major components of Other accrued liabilities (in thousands):

	September 30, 2022	December 31, 2021
Warranty	$21,574	$22,045
Chassis converter pool agreements	16,938	18,185
Payroll and related taxes	24,324	15,679
Customer deposits	32,869	17,646
Self-insurance	11,378	11,152
Accrued interest	8,375	4,288
Operating lease obligations	6,229	3,507
Accrued taxes	21,608	8,425
All other	15,020	14,389
	$158,315	$115,316
The following table presents the changes in the product warranty accrual included in Other accrued liabilities (in thousands):

	2022	2021
Balance as of January 1	$22,045	$20,570
Provisions and revisions to estimates	1,832	3,779
Payments	(2,303)	(2,882)
Balance as of September 30	$21,574	$21,467
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

Fair value measurements and the fair value hierarchy level for the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021 are shown below (in thousands):

	Frequency	Asset / (Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2022
Commodity swap contracts	Recurring	$(6,427)	$—	$(6,427)	$—
Mutual funds	Recurring	$6,362	$6,362	$—	$—
Life-insurance contracts	Recurring	$14,474	$—	$14,474	$—
December 31, 2021
Commodity swap contracts	Recurring	$2,842	$—	$2,842	$—
Mutual funds	Recurring	$6,183	$6,183	$—	$—
Life-insurance contracts	Recurring	$18,670	$—	$18,670	$—
Estimated Fair Value of Debt
The estimated fair value of debt at September 30, 2022 consists primarily of the Senior Notes due 2028 and borrowings under the Credit Agreement (see Note 8). The fair value of the Senior Notes due 2028 are based upon third party pricing sources, which generally do not represent daily market activity or represent data obtained from an exchange, and are classified as Level 2. The interest rates on the Company’s borrowings under the Credit Agreement are adjusted regularly to reflect current market rates and thus carrying value approximates fair value for any borrowings.
The Company’s carrying and estimated fair value of debt at September 30, 2022 and December 31, 2021 were as follows (in thousands):

	September 30, 2022				December 31, 2021
	Carrying Value	Fair Value			Carrying Value	Fair Value
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Instrument
Senior Notes due 2028	$395,662	$—	$309,020	$—	$395,280	$—	$399,727	$—
Credit Agreement	48,000	—	48,000	—	33,035	—	33,035	—
	$443,662	$—	$357,020	$—	$428,315	$—	$432,762	$—
The fair value of debt is based on current public market prices for disclosure purposes only. Unrealized gains or losses are not recognized in the financial statements as long-term debt is presented at carrying value, net of unamortized premium or discount and unamortized deferred financing costs in the condensed consolidated financial statements.

13. COMMITMENTS AND CONTINGENCIES
As of September 30, 2022, the Company was named as a defendant or was otherwise involved in numerous legal proceedings and governmental examinations, in connection with the conduct of its business activities, in various jurisdictions, both in the United States and internationally. On the basis of information currently available to it, management does not believe that existing proceedings and investigations will have a material impact on our consolidated financial condition or liquidity if determined in a manner adverse to the Company. However, such matters are unpredictable, and we could incur judgments or enter into settlements for current or future claims that could materially and adversely affect our financial statements. Costs associated with the litigation and settlements of legal matters are reported within General and administrative expenses in the Condensed Consolidated Statements of Operations.
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
On November 13, 2019, the Company received a notice that it was considered one of several PRPs by the Indiana Department of Environmental Management (“IDEM”) under CERCLA and state law related to substances found in soil and groundwater at a property located at 817 South Earl Avenue, Lafayette, Indiana (the “Site”). The Company has never owned or operated the Site, but the Site is near certain of the Company’s owned properties. In 2020, the Company agreed to implement a limited work plan to further investigate the source of the contamination at the Site and worked with IDEM and other PRPs to finalize the terms of the work plan. The Company submitted its initial site investigation report to IDEM during the third quarter of 2020, indicating that the data collected by the Company’s consultant confirmed that the Company’s properties are not the source of contamination at the Site. In December 2021, after completing further groundwater sampling work, the Company submitted to IDEM a supplemental written report, which again stated that the Company is not a responsible party and the Company’s properties are not a source of any contamination. In June 2022, the Company and other PRPs finalized Work Plan Addendum No. 3, which provides for additional groundwater sampling on another PRP property in the next six months. As of September 30, 2022, based on the information available, the Company does not expect this matter to have a material adverse effect on its financial condition or results of operations.

Chassis Converter Pool Agreements
The Company obtains most vehicle chassis for its specialized vehicle products directly from the chassis manufacturers under converter pool agreements. Chassis are obtained from the manufacturers based on orders from customers, and in some cases, for unallocated orders. The agreements generally state that the manufacturer will provide a supply of chassis to be maintained at the Company’s facilities with the condition that we will store such chassis and will not move, sell, or otherwise dispose of such chassis except under the terms of the agreement. In addition, the manufacturer typically retains the sole authority to authorize commencement of work on the chassis and to make certain other decisions with respect to the chassis including the terms and pricing of sales of the chassis to the manufacturer’s dealers. The manufacturer also does not transfer the certificate of origin to the Company nor permit the Company to sell or transfer the chassis to anyone other than the manufacturer (for ultimate resale to a dealer). Although the Company is party to related finance agreements with manufacturers, the Company has not historically settled, nor expects to in the future settle, any related obligations in cash. Instead, the obligation is settled by the manufacturer upon reassignment of the chassis to an accepted dealer, and the dealer is invoiced for the chassis by the manufacturer. Accordingly, as of September 30, 2022, the Company’s outstanding chassis converter pool with the manufacturer totaled $16.9 million and the Company has included this financing agreement on the Company’s Condensed Consolidated Balance Sheets within Prepaid expenses and other and Other accrued liabilities. All other chassis programs are handled as consigned inventory belonging to the manufacturer and totaled approximately $0.6 million. Under these agreements, if the chassis is not delivered to a customer within a specified time frame, the Company is required to pay a finance or storage charge on the chassis. Additionally, the Company receives finance support funds from manufacturers when the chassis are assigned into the Company’s chassis pool. Typically, chassis are converted and delivered to customers within 90 days of the receipt of the chassis by the Company.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Basic net income attributable to common stockholders per share:
Net income attributable to common stockholders	$36,170	$11,008	$70,796	$26,477
Weighted average common shares outstanding	48,515	49,974	48,849	51,116
Basic net income attributable to common stockholders per share	$0.75	$0.22	$1.45	$0.52

Diluted net income attributable to common stockholders per share:
Net income attributable to common stockholders	$36,170	$11,008	$70,796	$26,477

Weighted average common shares outstanding	48,515	49,974	48,849	51,116
Dilutive stock options and restricted stock	887	607	802	669
Diluted weighted average common shares outstanding	49,402	50,581	49,651	51,785
Diluted net income attributable to common stockholders per share	$0.73	$0.22	$1.43	$0.51

15. STOCK-BASED COMPENSATION
The Company recognizes all share-based payments based upon their grant date fair value. The Company grants restricted stock units subject to specific service, performance, and/or market conditions. The Company’s policy is to recognize expense for awards that have service conditions only subject to graded vesting using the straight-line attribution method. The fair value of service and performance-based units is based on the market price of a share of underlying common stock at the date of grant. The fair values of the awards that contain market conditions are estimated using a Monte Carlo simulation approach in a risk-neutral framework to model future stock price movements based upon historical volatility, risk-free rates of return, and correlation matrix. The amount of compensation costs related to restricted stock units and performance units not yet recognized was $14.1 million at September 30, 2022, for which the expense will be recognized through 2025.
16. STOCKHOLDERS’ EQUITY
Share Repurchase Program
In August 2021, the Company announced that the Board of Directors approved the repurchase of an additional $150 million in shares of common stock over a three-year period. This authorization was an increase to the previous $100 million repurchase programs approved in November 2018, February 2017, and February 2016. The repurchase program is set to expire in August 2024. Stock repurchases under this program may be made in the open market or in private transactions at times and in amounts determined by the Company. As of September 30, 2022, $114.9 million remained available under the program.
Common and Preferred Stock
The Board of Directors has the authority to issue common and unclassed preferred stock of up to 200 million shares and 25 million shares, respectively, with par value of $0.01 per share, as well as to fix dividends, voting and conversion rights, redemption provisions, liquidation preferences, and other rights and restrictions.
Accumulated Other Comprehensive Income (Loss)
Changes in AOCI by component, net of tax, for the nine months ended September 30, 2022 are summarized as follows (in thousands):

	Foreign Currency Translation	Derivative Instruments	Total
Balances at December 31, 2021	$(1,989)	$2,848	$859
Net unrealized gains (losses) arising during the period(a)	243	17,555	17,798
Less: Net realized gains (losses) reclassified to net income(b)	—	3,970	3,970
Net change during the period	243	13,585	13,828
Balances at March 31, 2022	(1,746)	16,433	14,687
Net unrealized gains (losses) arising during the period(c)	(303)	(14,165)	(14,468)
Less: Net realized gains (losses) reclassified to net income(d)	—	5,445	5,445
Net change during the period	(303)	(19,610)	(19,913)
Balances at June 30, 2022	(2,049)	(3,177)	(5,226)
Net unrealized gains (losses) arising during the period(e)	(80)	(3,634)	(3,714)
Less: Net realized gains (losses) reclassified to net income(f)	—	(1,466)	(1,466)
Net change during the period	(80)	(2,168)	(2,248)
Balances at September 30, 2022	$(2,129)	$(5,345)	$(7,474)
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
(e) Derivative instruments net of $1.2 million of tax benefit for the three months ended September 30, 2022.
(f) Derivative instruments net of $0.5 million of tax benefit for the three months ended September 30, 2022.

Changes in AOCI by component, net of tax, for the nine months ended September 30, 2021 are summarized as follows (in thousands):

	Foreign Currency Translation	Derivative Instruments	Total
Balances at December 31, 2020	$(2,182)	$9,815	$7,633
Net unrealized gains (losses) arising during the period(g)	(303)	15,305	15,002
Less: Net realized gains (losses) reclassified to net loss(h)	—	775	775
Net change during the period	(303)	14,530	14,227
Balances at March 31, 2021	(2,485)	24,345	21,860
Net unrealized gains (losses) arising during the period(i)	667	14,895	15,562
Less: Net realized gains (losses) reclassified to net income(j)	—	6,264	6,264
Net change during the period	667	8,631	9,298
Balances at June 30, 2021	(1,818)	32,976	31,158
Net unrealized gains (losses) arising during the period (k)	(105)	4,244	4,139
Less: Net realized gains (losses) reclassified to net income (l)	—	13,431	13,431
Net change during the period	(105)	(9,187)	(9,292)
Balances at September 30, 2021	$(1,923)	$23,789	$21,866
—————————
(g) Derivative instruments net of $5.2 million of tax liability for the three months ended March 31, 2021.
(h) Derivative instruments net of $0.3 million of tax liability for the three months ended March 31, 2021.
(i) Derivative instruments net of $5.0 million of tax liability for the three months ended June 30, 2021.
(j) Derivative instruments net of $2.1 million of tax liability for the three months ended June 30, 2021.
(k) Derivative instruments net of $1.4 million of tax liability for the three months ended September 30, 2021.
(l) Derivative instruments net of $4.5 million of tax liability for the three months ended September 30, 2021.

17. INCOME TAXES
For the three months ended September 30, 2022, the Company recognized income tax expense of $11.1 million compared to $1.6 million for the same period in the prior year. The Company recognized income tax expense of $21.8 million in the first nine months of 2022 compared to $7.5 million for the same period in the prior year. The effective tax rates for the first nine months of 2022 and 2021 were 23.5% and 22.0%, respectively. For the first nine months of 2022 and 2021, the effective tax rate differs from the US Federal statutory rate of 21% primarily due to the impact of state and local taxes net of discrete items incurred related to stock-based compensation.
On August 16, 2022, the Inflation Reduction Act was signed into legislation and includes numerous tax incentives and provisions. The Company is evaluating the impact of the new legislation but does not expect a material impact on the condensed consolidated financial statements.

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
▪Parts & Services (“P&S”): The P&S segment is comprised of each of the Company’s historical segments’ parts and services businesses as well as the upfitting component of our truck bodies business. In addition, the Company’s Composites business, which focuses on the use of DuraPlate® composite panels beyond the semi-trailer market, is also part of the P&S segment (previously reported in the DPG segment). This segment also includes the Wabash Parts LLC parts and distribution entity we created with our partner during the second quarter of 2022 as further described in Note 5. Finally, the P&S segment includes the Company’s Engineered Products business (previously reported in the DPG segment), including stainless-steel storage tanks and silos, mixers, and processors for a variety of end markets. Growing and expanding the parts and services businesses is a key strategic initiative for the Company moving forward.
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

Reportable segment information is as follows (in thousands):

Three Months Ended September 30, 2022	Transportation Solutions	Parts & Services	Corporate and Eliminations	Consolidated
Net sales
External customers	$609,490	$45,660	$—	$655,150
Intersegment sales	2,289	1,068	(3,357)	—
Total net sales	$611,779	$46,728	$(3,357)	$655,150

Income (loss) from operations	$63,274	$7,732	$(18,131)	$52,875

Three Months Ended September 30, 2021	Transportation Solutions	Parts & Services	Corporate and Eliminations	Consolidated
Net sales
External customers	$441,258	$41,308	$—	$482,566
Intersegment sales	1,378	595	(1,973)	—
Total net sales	$442,636	$41,903	$(1,973)	$482,566

Income (loss) from operations	$25,970	$4,148	$(11,855)	$18,263

Nine Months Ended September 30, 2022	Transportation Solutions	Parts & Services	Corporate and Eliminations	Consolidated
Net sales
External customers	$1,703,655	$141,025	$—	$1,844,680
Intersegment sales	6,171	2,806	(8,977)	—
Total net sales	$1,709,826	$143,831	$(8,977)	$1,844,680

Income (loss) from operations	$142,944	$22,659	$(56,685)	$108,918

Nine Months Ended September 30, 2021	Transportation Solutions	Parts & Services	Corporate and Eliminations	Consolidated
Net sales
External customers	$1,186,909	$137,082	$—	$1,323,991
Intersegment sales	3,264	1,941	(5,205)	—
Total net sales	$1,190,173	$139,023	$(5,205)	$1,323,991

Income (loss) from operations	$69,492	$18,509	$(35,839)	$52,162

b.  Product Information
The Company offers products primarily in four general categories: (1) new trailers, (2) used trailers, (3) components, parts and services, and (4) equipment and other (which includes truck bodies). The following table sets forth the major product categories and their percentage of consolidated net sales (dollars in thousands):

Three Months Ended September 30, 2022	Transportation Solutions	Parts & Services	Eliminations	Consolidated
New trailers	$529,659	$1,150	$(301)	$530,508	81.0%
Used trailers	—	693	—	693	0.1%
Components, parts and services	—	34,171	—	34,171	5.2%
Equipment and other	82,120	10,714	(3,056)	89,778	13.7%
Total net sales	$611,779	$46,728	$(3,357)	$655,150	100.0%

Three Months Ended September 30, 2021	Transportation Solutions	Parts & Services	Eliminations	Consolidated
New trailers	$375,430	$—	$—	$375,430	77.8%
Used trailers	—	465	—	465	0.1%
Components, parts and services	—	31,974	—	31,974	6.6%
Equipment and other	67,206	9,464	(1,973)	74,697	15.5%
Total net sales	$442,636	$41,903	$(1,973)	$482,566	100.0%

Nine Months Ended September 30, 2022	Transportation Solutions	Parts & Services	Eliminations	Consolidated
New trailers	$1,476,052	$1,392	$(973)	$1,476,471	80.0%
Used trailers	—	2,382	—	2,382	0.1%
Components, parts and services	—	105,208	—	105,208	5.7%
Equipment and other	233,774	34,849	(8,004)	260,619	14.1%
Total net sales	$1,709,826	$143,831	$(8,977)	$1,844,680	100.0%

Nine Months Ended September 30, 2021	Transportation Solutions	Parts & Services	Eliminations	Consolidated
New trailers	$966,193	$—	$—	$966,193	73.0%
Used trailers	165	1,690	—	1,855	0.1%
Components, parts and services	—	101,747	—	101,747	7.7%
Equipment and other	223,815	35,586	(5,205)	254,196	19.2%
Total net sales	$1,190,173	$139,023	$(5,205)	$1,323,991	100.0%

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
▪the risks related to restrictive covenants in our New Senior Notes indenture and Credit Agreement (each, as defined below), including limits on financial and operating flexibility;
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

COVID-19 Update
The COVID-19 pandemic has created significant uncertainties and disruptions in the global economy. We continue to monitor the ongoing challenges of an endemic infection and remain focused on the health and safety of our employees, as well as the health of our business, as we manage our operating plans and consider the most recent developments, the best practice guidelines by health experts, the number of cases in the United States, and local, state, and federal requirements.
While we have moved to an endemic phase, the COVID-19 pandemic has had lasting effects and continues to cause supply chain, labor, and raw material constraints that impact global markets.
Inflationary Cost Environment and Supply Chain Disruption
During the nine months ended September 30, 2022, we have experienced inflation across our supply chain, increased freight and logistics costs, and volatility in connection with labor shortages. While the global market downturn and overall impacts on our operations are expected to be temporary, the duration and severity of the impacts cannot be estimated at this time. Continued or worsening disruptions to, and impacts on, our production, supply chain, demand for our products, and overall business could have a material adverse effect on our results of operations, financial condition, and cash flows.
Results of Operations
The following table sets forth certain operating data as a percentage of net sales for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	86.0%	89.4%	87.6%	88.4%
Gross profit	14.0%	10.6%	12.4%	11.6%

General and administrative expenses	4.3%	4.3%	4.6%	5.0%
Selling expenses	1.2%	1.2%	1.2%	1.4%
Amortization of intangibles	0.5%	1.2%	0.7%	1.3%
Impairment and other, net	0.1%	0.1%	—%	—%
Income from operations	8.1%	3.8%	5.9%	3.9%

Interest expense	(0.8%)	(1.2%)	(0.8%)	(1.4%)
Other, net	—%	—%	—%	—%
Income before income tax expense	7.2%	2.6%	5.0%	2.6%

Income tax expense	1.7%	0.3%	1.2%	0.6%
Net income	5.5%	2.3%	3.9%	2.0%
For the three-month period ended September 30, 2022, we recorded net sales of $655.2 million compared to $482.6 million in the prior year period. Net sales for the three-month period ended September 30, 2022 increased $172.6 million, or 35.8%, compared to the prior year period, due primarily to an increase in new trailer shipments of 7.3% on account of stronger demand in these markets. In addition, despite continued supply chain challenges, new truck body shipments increased 8.9%, which drove an increase in truck body revenue of approximately $17.5 million. The higher new trailer and truck body shipment volumes drove an increase of 38.2% in net sales within the TS reportable segment. Net sales within the P&S reportable segment increased $4.8 million, which was due in part to the Wabash Parts LLC parts and distribution entity we created with our partner during the second quarter of 2022 as further described in Note 5, as well as overall higher demand for our parts, services, and upfitting offerings. Gross profit margin increased to 14.0% in the third quarter of 2022 compared to 10.6% in the prior year period primarily driven by higher shipments and higher revenue per new trailer unit and truck body. While we have observed a sustained increase in overall industry demand during 2022, we continue to experience some challenges as we ramp-up production, manage our supply chain, and hire additional labor. However, we remain focused on positioning ourselves to profitably capitalize on the current increase in demand and industry upswings.

For the three-month period ended September 30, 2022, selling, general and administrative expenses increased $9.0 million as compared to the same period in 2021. As a percentage of net sales, selling, general and administrative expenses was 5.5% in the third quarter of 2022 as compared to 5.5% in the prior year period. While selling, general and administrative expenses as a percentage of net sales were consistent for each period, the overall increase in selling, general and administrative expenses in the current year period compared to the same period in the prior year was largely due to an increase in employee-related costs, including benefits and incentive programs, as well as higher professional fees and outside services costs.
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
Three Months Ended September 30, 2022 Compared with the Three Months Ended September 30, 2021
Net Sales
Net sales in the third quarter of 2022 increased $172.6 million, or 35.8%, compared to the third quarter of 2021. By business segment, prior to the elimination of intercompany sales, sales and related units sold were as follows (dollars in thousands):

	Three Months Ended September 30,		Change
	2022	2021	Amount	%
	(prior to elimination of intersegment sales)
Sales by Segment
Transportation Solutions	$611,779	$442,636	$169,143	38.2%
Parts & Services	46,728	41,903	4,825	11.5%
Eliminations	(3,357)	(1,973)	(1,384)
Total	$655,150	$482,566	$172,584	35.8%

New Units Shipped	(units)
Trailers	13,365	12,455	910	7.3%
Truck bodies	4,115	3,780	335	8.9%
Total	17,480	16,235	1,245	7.7%

Used Units Shipped	(units)
Trailers	20	15	5	33.3%
TS segment sales, prior to the elimination of intersegment sales, were $611.8 million for the third quarter of 2022, an increase of $169.1 million, or 38.2%, compared to the third quarter of 2021. New trailers shipped during the third quarter of 2022 totaled 13,365 trailers compared to 12,455 trailers in the prior year period, an increase of 7.3%. Despite continued supply chain challenges, new truck bodies shipped during the third quarter of 2022 totaled 4,115 truck bodies compared to 3,780 truck bodies in the prior year period, an increase of 8.9%. The increase in new trailer shipments resulted in an overall increase in new trailer and truck body revenue, driven by strong demand for our van, tank, and platform trailers. Revenue per new trailer unit and truck body increased across each of our product lines, due in part to pricing actions to recover increases in materials costs.
P&S segment sales, prior to the elimination of intersegment sales, were $46.7 million for the third quarter of 2022, an increase of $4.8 million, or 11.5%, compared to the third quarter of 2021. The overall increase in sales for this segment was due in part to the Wabash Parts LLC parts and distribution entity, which had approximately $4.5 million of sales during the third quarter of 2022. In addition, there was overall higher demand for our parts, services, and upfitting offerings in the current year period. These increases were partially offset by the completed closure of 17 service locations during the first nine months of 2021, which attributed to approximately $1.4 million of sales during the prior year period.
Cost of Sales
Cost of sales was $563.1 million in the third quarter of 2022, an increase of $131.6 million, or 30.5%, compared to the prior year period. Cost of sales is comprised of material costs, a variable expense, and other manufacturing costs, comprised of both fixed and variable expenses, including direct and indirect labor, outbound freight, overhead expenses, and depreciation.

TS segment cost of sales was $531.0 million in the third quarter of 2022, an increase of $133.1 million, or 33.4%, compared to the prior year period. The increase in cost of sales, which was primarily driven by higher sales and production volumes on account of stronger demand, was due to an increase in materials costs of $99.5 million, or 35.0%, and higher labor and employee-related costs of approximately $19.5 million. An additional increase related to other manufacturing costs, including outside services, operating supplies, repairs and maintenance, and depreciation, which totaled approximately $10.2 million.
P&S segment cost of sales was $35.5 million in the third quarter of 2022, an increase of $1.9 million, or 5.6%, compared to the prior period. The increase in cost of sales for this segment was due in part to the Wabash Parts LLC parts and distribution entity, as well as overall higher demand for our parts, services, and upfitting solutions, which drove an overall increase in materials costs of approximately $1.3 million, or 4.9%. An additional increase of approximately $0.4 million is attributable to operating supplies, outside services costs, and repairs and maintenance.
Gross Profit
Gross profit was $92.0 million in the third quarter of 2022, an increase of $41.0 million from the prior year period. Gross profit as a percentage of net sales was 14.0% for the third quarter of 2022, compared to 10.6% for the same period in 2021. Gross profit by segment was as follows (dollars in thousands):

	Three Months Ended September 30,		Change
	2022	2021	Amount	%
Gross Profit by Segment
Transportation Solutions	$80,779	$44,705	$36,074	80.7%
Parts & Services	11,226	8,268	2,958	35.8%
Corporate & Eliminations	—	(1,928)	1,928
Total	$92,005	$51,045	$40,960	80.2%
TS segment gross profit was $80.8 million for the third quarter of 2022 compared to $44.7 million for the third quarter of 2021. Gross profit, prior to the elimination of intersegment sales, as a percentage of net sales, was 13.2% in the third quarter of 2022 compared to 10.1% in the comparative 2021 period. The overall increase in gross profit from the prior year period was primarily driven by an increase in our dry vans products of approximately $32.4 million and our truck bodies, platforms, and tank trailers, all of which were generally attributable to higher demand for these products compared to the prior year period. Gross profit as a percentage of net sales increased from the prior year period primarily due to pricing actions to recover increases in materials costs.
P&S segment gross profit was $11.2 million for the third quarter of 2022 compared to $8.3 million for the third quarter of 2021. Gross profit, prior to the elimination of intersegment sales, as a percentage of net sales, was 24.0% in the third quarter of 2022 compared to 19.7% in the 2021 period. This increase was generally related to higher gross profit in our parts, services, and upfitting offerings in the current year period (due in part to product mix), as well as exit costs incurred during the third quarter of 2021 related to the closure of service locations.
General and Administrative Expenses
General and administrative expenses for the third quarter of 2022 increased $6.9 million, or 32.8%, from the prior year period. The increase from the prior year period was due in part to an increase of approximately $3.5 million in general and administrative employee-related costs, including benefits and incentive programs. There was also an increase in professional and outside services costs of approximately $2.1 million. In addition, travel-related expenses increased approximately $0.4 million. As a percentage of net sales, general and administrative expenses were 4.3% for the third quarter of 2022 compared to 4.3% for the third quarter of 2021. The overall consistency in general and administrative expenses as a percentage of net sales was primarily attributable to sales increasing in proportion to the increase in general and administrative expenses.
Selling Expenses
Selling expenses were $7.8 million in the third quarter of 2022, an increase of $2.2 million, or 38.7%, compared to the prior year period. The increase was primarily attributable to an increase in advertising costs of approximately $1.3 million. In addition, there was an increase in sales employee-related costs, including benefits and incentive programs, of approximately $0.6 million and travel-related expenses of approximately $0.2 million. As a percentage of net sales, selling expenses were 1.2% for the third quarter of 2022 compared to 1.2% for the third quarter of 2021. The overall consistency in selling expenses as a percentage of net sales was primarily attributable to sales increasing in proportion to the increase in selling expenses.

Amortization of Intangibles
Amortization of intangibles was $3.2 million for the third quarter of 2022 compared to $5.6 million in the prior year period. Amortization of intangibles was the result of expenses recognized for intangible assets recorded from the acquisitions of Walker in May 2012 and Supreme in September 2017. The decrease from the prior year period is primarily attributable to the write-off of approximately $28.3 million in trade name and trademark intangible assets during the fourth quarter of 2021 as part of our rebranding as Wabash®, which is further described in our Annual Report on Form 10-K for the year ended December 31, 2021. In addition, we sold our Extract Technology® business during the second quarter of 2021 and wrote-off the related intangible assets as part of the sale. Finally, certain of the intangible assets recorded upon the acquisition of Walker in May 2012 became fully amortized during the second quarter of 2022.
Impairment and Other, Net
Impairment and other, net was a net loss of $0.3 million for the three months ended September 30, 2022 compared to a net loss of $0.6 million for the three months ended September 30, 2021. Activity during the current year period primarily related to the write-off of certain IT-related assets. Activity during the prior year period related to property, plant, and equipment sales.
Other Income (Expense)
Interest expense for the third quarter of 2022 totaled $5.2 million compared to $5.8 million in the third quarter of 2021. Interest expense relates to interest and non-cash accretion charges on our Senior Notes due 2028 (during 2022), Credit Agreement (during 2022), Senior Notes due 2025 (during 2021), and New Term Loan Credit Agreement (during 2021). The decrease from the prior year period is primarily attributable to the repayment of the New Term Loan Credit Agreement in full during the fourth quarter of 2021, partially offset by interest on borrowings under the Credit Agreement during the third quarter of 2022.
Other, net for the third quarter of 2022 represented expense of $0.2 million as compared to income of $0.2 million for the prior year period. Expense for current year period and income for the prior year period are related to individually insignificant items.
Income Taxes
We recognized income tax expense of $11.1 million in the third quarter of 2022 compared to $1.6 million for the same period in the prior year. The effective tax rate for this period was 23.4% compared to a rate of 13.0% for the same period in the prior year. For the third quarter of 2022 and 2021, the effective tax rate differs from the U.S. Federal statutory rate of 21% primarily due to the impact of state and local taxes net of discrete items incurred related to stock-based compensation.
On August 16, 2022, the Inflation Reduction Act was signed into legislation and includes numerous tax incentives and provisions. We are evaluating the impact of the new legislation but do not expect a material impact on the condensed consolidated financial statements.

Nine Months Ended September 30, 2022 Compared with the Nine Months Ended September 30, 2021
Net Sales
Net sales in the first nine months of 2022 increased $520.7 million, or 39.3%, compared to the first nine months of 2021. By business segment, prior to the elimination of intercompany sales, sales and related units sold were as follows (dollars in thousands):

	Nine Months Ended September 30,		Change
	2022	2021	Amount	%
	(prior to elimination of intersegment sales)
Sales by Segment
Transportation Solutions	$1,709,826	$1,190,173	$519,653	43.7%
Parts & Service	143,831	139,023	4,808	3.5%
Eliminations	(8,977)	(5,205)	(3,772)
Total	$1,844,680	$1,323,991	$520,689	39.3%

New Units Shipped	(units)
Trailers	38,910	33,710	5,200	15.4%
Truck bodies	11,550	13,330	(1,780)	(13.4)%
Total	50,460	47,040	3,420	7.3%

Used Units Shipped	(units)
Trailers	80	70	10	14.3%
TS segment sales prior to the elimination of intersegment sales were $1,709.8 million for the first nine months of 2022, an increase of $519.7 million, or 43.7%, compared to the first nine months of 2021. Trailers shipped during the first nine months of 2022 totaled 38,910 trailers compared to 33,710 trailers in the prior year period, a 15.4% increase. New truck bodies shipped during the first nine months of 2022 totaled 11,550 truck bodies compared to 13,330 truck bodies in the prior year period, a decrease of 13.4%, primarily due to continued supply chain challenges. The increase in new trailer shipments resulted in an overall increase in new trailer revenue, driven by strong demand for our van, tank, and platform trailers. Despite the decrease in truck body shipments from the prior year period, truck body revenue increased approximately $8.7 million. Revenue per new trailer unit and truck body increased, due in part to pricing actions to offset the increase in commodity costs.
P&S segment sales prior to the elimination of intersegment sales were $143.8 million for the first nine months of 2022, an increase of $4.8 million, or 3.5%, compared to the same period of 2021. The overall increase in sales was primarily attributable to the Wabash Parts LLC parts and distribution entity, which had approximately $8.1 million of sales during the first nine months of 2022. In addition, there was overall higher demand for our parts, services, and upfitting offerings in the current year period. These increases in sales were partially offset by the sale of our Extract Technology® business during the second quarter of 2021, which had sales totaling approximately $11.7 million during 2021. We also completed the closure of 17 service locations during the first nine months of 2021 that attributed to approximately $7.4 million of sales.
Cost of Sales
Cost of sales was $1,616.6 million in the first nine months of 2022, an increase of $446.4 million, or 38.1%, compared to the prior year period. Cost of sales is comprised of material costs, a variable expense, and other manufacturing costs, comprised of both fixed and variable expenses, including direct and indirect labor, outbound freight, overhead expenses, and depreciation.
TS segment cost of sales was $1,515.3 million in the first nine months of 2022, an increase of $454.9 million, or 42.9%, compared to the prior year period. The increase in cost of sales, which was primarily driven by higher sales and production volumes on account of stronger demand, was due to an increase in materials costs of approximately $352.2 million, or 47.5%, and higher labor and employee-related costs of approximately $63.1 million. An additional increase related to other manufacturing costs, including outside services, operating supplies, repairs and maintenance, and depreciation, which totaled approximately $25.3 million.

P&S segment cost of sales was $110.3 million in the first nine months of 2022, a decrease of $0.2 million, or 0.1%, compared to the prior period. The overall decrease in cost of sales was due to the sale of our Extract Technology® business during the second quarter of 2021 and the closure of 17 service locations during the first nine months of 2021 totaling approximately $19.3 million. These decreases were mostly offset by increases due to the Wabash Parts LLC parts and distribution entity, as well as higher materials costs related to our other parts, services, and upfitting offerings.
Gross Profit
Gross profit was $228.1 million in the first nine months of 2022, an increase of $74.3 million from the prior year period. Gross profit as a percentage of sales was 12.4% for the first nine months, compared to 11.6% during the same period in 2021. Gross profit by segment was as follows (dollars in thousands):

	Nine Months Ended September 30,		Change
	2022	2021	$	%
Gross Profit by Segment
Transportation Solutions	$194,516	$129,776	$64,740	49.9%
Parts & Services	33,578	28,912	4,666	16.1%
Corporate & Eliminations	—	(4,869)	4,869
Total	$228,094	$153,819	$74,275	48.3%
TS segment gross profit was $194.5 million for the first nine months of 2022 compared to $129.8 million for the prior year period. Gross profit prior to the elimination of intersegment sales, as a percentage of net sales, was 11.4% in 2022 compared to 10.9% in the prior period. The overall increase in gross profit from the prior year period was primarily driven by an increase in our dry vans products of approximately $76.0 million and our truck bodies, platforms, and tank trailers, all of which were generally attributable to higher demand for these products compared to the prior year period. Gross profit as a percentage of net sales increased from the prior year period primarily due to pricing actions to recover increases in materials costs.
P&S segment gross profit was $33.6 million for the first nine months of 2022 compared to $28.9 million in the same period of 2021. Gross profit prior to the elimination of intersegment sales, as a percentage of net sales, was 23.3% in the 2022 period compared to 20.8% in the prior period. This increase was generally related to higher gross profit in our parts, services, and upfitting offerings in the current year period (due in part to product mix), as well as exit costs incurred during the third quarter of 2021 related to the closure of service locations.
General and Administrative Expenses
General and administrative expenses for the first nine months of 2022 increased $18.4 million, or 27.5%, from the prior year period. The increase from the prior year period was due in part to an increase of approximately $8.3 million in professional fees and outside services costs. There was also an increase in general and administrative employee-related costs, including benefits and incentive programs, of approximately $4.2 million. In addition, depreciation, rental, and maintenance expenses increased a total of approximately $2.4 million, and travel-related expenses increased approximately $0.7 million. As a percentage of sales, general and administrative expenses were 4.6% for the 2022 period as compared to 5.0% for the same period of 2021. The overall decrease in general and administrative expenses as a percentage of net sales was primarily attributable to the increase in sales compared to the prior year period.
Selling Expenses
Selling expenses were $21.3 million in the first nine months of 2022, an increase of $3.0 million, or 16.5%, compared to the prior year period. The increase was primarily attributable to an increase in advertising costs of approximately $2.5 million. In addition, there was an increase in professional and outside services costs of approximately $0.7 million and travel-related expenses of approximately $0.3 million. These increases were partially offset by a decrease in sales employee-related costs, including benefits and incentive programs, of approximately $0.6 million. As a percentage of net sales, selling expenses were 1.2% for the 2022 period as compared to 1.4% for the same period of 2021. The overall decrease in selling expenses as a percentage of net sales was primarily attributable to the increase in sales compared to the prior year period.

Amortization of Intangibles
Amortization of intangibles was $12.0 million for the first nine months of 2022 compared to $17.2 million in the prior year period. Amortization of intangibles was the result of expenses recognized for intangible assets recorded from the acquisitions of Walker in May 2012 and Supreme in September 2017. The decrease from the prior year period is primarily attributable to the write-off of approximately $28.3 million in trade name and trademark intangible assets during the fourth quarter of 2021 as part of our rebranding as Wabash®, which is further described in our Annual Report on Form 10-K for the year ended December 31, 2021. In addition, we sold our Extract Technology® business during the second quarter of 2021 and wrote-off the related intangible assets as part of the sale. Finally, certain of the intangible assets recorded upon the acquisition of Walker in May 2012 became fully amortized during the second quarter of 2022.
Impairment and Other, Net
Impairment and other, net was a net loss of $0.7 million during the first nine months of 2022 compared to a net gain of $0.6 million during the first nine months of 2021. The net loss during the current year period is primarily related to the impairment of $1.0 million of construction-in-progress projects that were no longer expected to be completed and the write-off of certain IT-related assets, partially offset by the sale of a building (and the related land) as further described in Note 18. During the second quarter of 2021, we sold our Extract Technology® business and recognized a gain on sale of approximately $1.9 million. This gain was partially offset by the impairment of unused and obsolete property, plant, and equipment assets during the first quarter of 2021 totaling approximately $0.8 million. Additional activity during the first nine months of 2021 relates to sales of property, plant, and equipment assets.
Other Income (Expense)
Interest expense for the first nine months of 2022 totaled $15.3 million compared to $18.0 million in the prior year period. Interest expense relates to interest and non-cash accretion charges on our Senior Notes due 2028 (during 2022), Credit Agreement (during 2022), Senior Notes due 2025 (during 2021), and New Term Loan Credit Agreement (during 2021). The decrease from the prior year period is primarily attributable to the repayment of the New Term Loan Credit Agreement in full during the fourth quarter of 2021, partially offset by interest on borrowings under the Credit Agreement during the first nine months of 2022.
Other, net for the first nine months of 2022 represented expense of $0.6 million as compared to expense of $0.2 million for the prior year period. Expense for the current year period is primarily related to losses on investments held by our wholly owned captive insurance subsidiary. Expense for the prior year period is primarily attributable to debt extinguishment charges totaling $0.5 million in connection with the $30.0 million principal payments under our New Term Loan Credit Agreement during the second quarter, partially offset by interest income.
Income Taxes
The Company recognized income tax expense of $21.8 million in the first nine months of 2022 compared to income tax expense of $7.5 million for the same period in the prior year. The effective tax rates for the first nine months of 2022 and 2021 were 23.5% and 22.0%, respectively. For the first nine months of 2022 and 2021, the effective tax rate differs from the US Federal statutory rate of 21% primarily due to the impact of state and local taxes net of discrete items incurred related to stock-based compensation.
On August 16, 2022, the Inflation Reduction Act was signed into legislation and includes numerous tax incentives and provisions. We are evaluating the impact of the new legislation but do not expect a material impact on the condensed consolidated financial statements.
Liquidity and Capital Resources
Capital Structure
Our capital structure is comprised of a mix of debt and equity. As of September 30, 2022, our debt to equity ratio was approximately 1.2:1.0. Our long-term objective is to generate operating cash flows sufficient to support the growth within our businesses and increase shareholder value. This objective will be achieved through a balanced capital allocation strategy of sustaining strong liquidity, maintaining healthy leverage ratios, investing in the business, both organically and strategically, and returning capital to our shareholders. As of May 11, 2021, the Board of Directors has designated a Finance Committee for the primary purpose of assisting the Board in its oversight of the Company’s capital structure, financing, investment, and other financial matters of importance to the Company.

During the first nine months of 2022, in keeping with this balanced approach, we paid dividends of approximately $12.2 million and repurchased shares under our Board approved share repurchase program totaling $21.2 million. Also, as further described in Note 8 in the Notes to Condensed Consolidated Financial Statements, during the third quarter of 2022 we amended our Credit Agreement, which among other things, increased the total revolving commitments to $350.0 million and extended the maturity date to September 23, 2027. In addition, as described in our Annual Report on Form 10-K for the year ended December 31, 2021, during the fourth quarter of 2021 we used the net proceeds of the New Senior Notes due 2028 and a portion of the increased capacity under the Credit Agreement to fund the redemption in full of the Senior Notes due 2025, to repay in full the $108.8 million of outstanding borrowings under the New Term Loan Credit Agreement, and to pay all related fees and expenses. Collectively, these actions demonstrate our confidence in the financial outlook of the Company and our ability to generate cash flow, both near and long term, and reinforce our overall commitment to deliver shareholder value while maintaining the flexibility to continue to execute our strategic plan for profitable growth and diversification.
Our liquidity position, defined as cash on hand and available borrowing capacity on the Credit Agreement, amounted to $349.5 million as of September 30, 2022, an increase of 30% compared to $268.7 million as of September 30, 2021 and an increase of 35% from $258.0 million as of December 31, 2021. The increase as of September 30, 2022 compared to September 30, 2021 and December 31, 2021 is primarily attributable to higher available capacity on the Credit Agreement (which as noted above was amended during the third quarter of 2022). For the remainder of 2022 and continuing into 2023, we expect to continue our commitment to fund our working capital requirements and capital expenditures, including our previously announced plans to add 20% more dry van manufacturing capacity beginning in 2023, which will be achieved by ramping down traditional refrigerated trailer capacity and converting the floor space to create additional dry van production. Along with the increased dry van manufacturing capacity, we will also maintain our assets to capitalize on any economic and/or industry upswings, while also responsibly returning capital to our shareholders. We will continue to move rapidly to adjust to the current environment to preserve the strength of our balance sheet, while prioritizing the safety of our employees and ensuring the liquidity and financial well-being of the Company.
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
The Indenture contains customary events of default, including payment defaults, breaches of covenants, failure to pay certain judgments and certain events of bankruptcy, insolvency and reorganization. If an event of default occurs and is continuing, the principal amount of the New Senior Notes, plus accrued and unpaid interest, if any, may be declared immediately due and payable. These amounts automatically become due and payable if an event of default relating to certain events of bankruptcy, insolvency or reorganization occurs. As of September 30, 2022, we were in compliance with all covenants.
Contractual coupon interest expense and accretion of fees for the New Senior Notes for the three- and nine-month periods ended September 30, 2022 was $4.5 million and $0.2 million, and $13.5 million and $0.5 million, respectively. Contractual coupon interest expense and accretion of fees are included in Interest expense in our Condensed Consolidated Statements of Operations. There was no contractual coupon interest expense and accretion of fees for the New Senior Notes during the three- and nine-month periods ended September 30, 2021.
Contractual coupon interest expense and accretion of discount and fees for the Senior Notes due 2025, which were redeemed in full during the fourth quarter of 2021, for the three- and nine-month periods ended September 30, 2021 was $4.5 million and $13.5 million, respectively. Contractual coupon interest expense and accretion of discount and fees are included in Interest expense on our Condensed Consolidated Statements of Operations.
Revolving Credit Agreement
On September 23, 2022, we entered into the Third Amendment to Second Amended and Restated Credit Agreement among us, certain of its subsidiaries as borrowers (together with us, the “Borrowers”), certain of its subsidiaries as guarantors, the lenders party thereto and Wells Fargo Capital Finance, LLC, as the administrative agent (the “Agent”), which amended our existing Second Amended and Restated Credit Agreement dated as of December 21, 2018 (as amended from time to time, the “Credit Agreement”).
Under the Credit Agreement, the lenders agree to make available a $350 million revolving credit facility to the Borrowers with a scheduled maturity date of September 23, 2027. We have the option to increase the total commitments under the facility by up to an additional $175 million, subject to certain conditions, including obtaining agreements from one or more lenders, whether or not party to the Credit Agreement, to provide such additional commitments. Availability under the Credit Agreement is based upon quarterly (or more frequent under certain circumstances) borrowing base certifications of the Borrowers’ eligible inventory, eligible leasing inventory and eligible accounts receivable, and is reduced by certain reserves in effect from time to time.
Subject to availability, the Credit Agreement provides for a letter of credit subfacility in the amount of $25 million and allows for swingline loans in the amount of $35 million. Outstanding borrowings under the Credit Agreement bear interest at an annual rate, at the Borrowers’ election, equal to (i) adjusted term Secured Overnight Financing Rate (“SOFR”) plus a margin ranging from 1.25% to 1.75% or (ii) a base rate plus a margin ranging from 0.25% to 0.75%, in each case depending upon the monthly average excess availability under the Credit Agreement. The Borrowers are required to pay a monthly unused line fee equal to 0.20% times the average daily unused availability along with other customary fees and expenses of the Agent and the lenders.
The Credit Agreement is guaranteed by certain of our subsidiaries (the “Guarantors”) and is secured by substantially all personal property of the Borrowers and the Guarantors.
The Credit Agreement contains customary covenants limiting our ability and certain of its subsidiaries to, among other things, pay cash dividends, incur debt or liens, redeem or repurchase stock, enter into transactions with affiliates, merge, dissolve, repay subordinated indebtedness, make investments and dispose of assets. In addition, we will be required to maintain a minimum fixed charge coverage ratio of not less than 1.0 to 1.0 as of the end of any period of 12 fiscal months when excess availability under the Credit Agreement is less than the greater of (a) 10.0% of the lesser of (i) the total revolving commitments and (ii) the borrowing base (such lesser amount, the “Line Cap”) and (b) $25 million. We were in compliance with all covenants as of September 30, 2022.
If availability under the Credit Agreement is less than the greater of (i) 10% of the Line Cap and (ii) $25 million for three consecutive business days, or if there exists an event of default, amounts in any of the Borrowers’ and the Guarantors’ deposit accounts (other than certain excluded accounts) will be transferred daily into a blocked account held by the Agent and applied to reduce the outstanding amounts under the facility.

The Credit Agreement contains customary events of default. If an event of default occurs and is continuing, the lenders may, among other things, require the immediate payment of all amounts outstanding and foreclose on collateral. In addition, in the case of an event of default arising from certain events of bankruptcy or insolvency, the lenders’ obligations under the Credit Agreement would automatically terminate, and all amounts outstanding under the Credit Agreement would automatically become due and payable.
During the three- and nine-month periods ended September 30, 2022, we had net payments of principal of $11.0 million and net borrowings of principal of $15.0 million, respectively, under the Credit Agreement. As of September 30, 2022, there was $48.0 million outstanding under the Credit Agreement. Interest expense for the three- and nine-month periods ended September 30, 2022, was approximately $0.5 million and $1.3 million, respectively.
During the three- and nine-month periods ended September 30, 2021, and as of September 30, 2021, there were no amounts outstanding under the Credit Agreement. We paid no interest under the Credit Agreement during the three-and nine-month periods ended September 30, 2021.
Our liquidity position, defined as cash on hand and available borrowing capacity on the Credit Agreement, amounted to $349.5 million as of September 30, 2022 and $258.0 million as of December 31, 2021.
During the fourth quarter of 2021, we drew $50.0 million under the Credit Agreement, a portion of which was used along with the proceeds of the New Senior Notes to fund the redemption in full of the Senior Notes due 2025, to repay in full the $108.8 million of outstanding borrowings under the New Term Loan Credit Agreement, and to pay all related fees and expenses of the New Senior Notes.
New Term Loan Credit Agreement
As of September 30, 2021, we had $108.8 million outstanding under the Company’s Second Amended and Restated Credit Agreement dated as of December 21, 2018, as amended by the First Amendment to Second Amended and Restated Credit Agreement, dated September 20, 2020 (the “New Term Loan Credit Agreement”) (which was repaid in full during the fourth quarter of 2021), none of which was classified as current on our Condensed Consolidated Balance Sheets. For the three- and nine-month periods ended September 30, 2021, under the New Term Loan Credit Agreement we paid interest of $1.1 million and $3.8 million, respectively. In addition, during the second quarter of 2021, we made principal payments totaling $30.0 million and recognized loss on debt extinguishment charges of approximately $0.5 million. The extinguishment charges are included in Other, net in the Condensed Consolidated Statements of Operations.
For the three- and nine-month periods ended September 30, 2021, we incurred charges of less than $0.1 million and $0.2 million for amortization of fees and original issuance discount. Amortization of fees and original issuance discount are included in Interest expense in the Condensed Consolidated Statements of Operations.

Cash Flows
Cash provided by operating activities for the first nine months of 2022 totaled $72.2 million, compared to using $74.2 million during the same period in 2021. Cash provided by operations during the current year period was the result of net income adjusted for various non-cash activities including depreciation, amortization, net gain on the sale of assets, deferred taxes, stock-based compensation, impairment, accretion of debt fees and discount, and a $43.3 million increase in working capital. Changes in key working capital accounts for 2022 and 2021 are summarized below (in thousands):

	Nine Months Ended September 30,
	2022	2021	Change
Source (Use) of cash:
Accounts receivable	$(71,575)	$(118,176)	$46,601
Inventories	(72,080)	(96,818)	24,738
Accounts payable and accrued liabilities	101,101	65,424	35,677
Net source (use) of cash	$(42,554)	$(149,570)	$107,016
Accounts receivable increased $71.6 million in the first nine months of 2022 as compared to a $118.2 million increase in the prior year period. Days sales outstanding, a measure of working capital efficiency that measures the amount of time a receivable is outstanding, was 34 days and 40 days for the three months ended September 30, 2022 and 2021, respectively. The increase in accounts receivable during the first nine months of 2022 was primarily due to the increase in shipments from the prior year period as well as the timing of shipments and receipt of customer payments. Inventory increased by $72.1 million during the first nine months of 2022 as compared to an increase of $96.8 million in the 2021 period. Our inventory turns, a commonly used measure of working capital efficiency that measures how quickly inventory turns per year, was approximately 6 times in the 2022 period and 7 times in the 2021 period. The increase in inventory for the 2022 period was primarily attributable to higher raw materials inventory to adjust to anticipated production for the remainder of 2022 and into 2023 as well as higher finished goods inventory. Accounts payable and accrued liabilities increased by $101.1 million in 2022 compared to an increase of $65.4 million for the same period in 2021. Days payable outstanding, a measure of working capital efficiency that measures the amount of time a payable is outstanding, was 38 days for the three months ended September 30, 2022 compared to 38 days for the three months ended September 30, 2021.
Investing activities used $40.9 million during the first nine months of 2022, as compared to providing $1.8 million during the same period in 2021. Investing activities for the first nine months of 2022 included capital expenditures of $42.3 million, which was an increase compared to $20.2 million during the same period in 2021. For the first nine months of 2022, investing activities also included proceeds from the sale of assets of approximately $1.4 million. Proceeds from the sale of assets during the first nine months of 2021 were approximately $22.0 million.
Financing activities used $21.6 million during the first nine months of 2022 as compared to using $95.8 million during the same period in 2021. Net cash used by financing activities during the current year period primarily relates to borrowings under our Credit Agreement totaling $72.2 million, partially offset by principal, interest, and unused fee payments made under our Credit Agreement of $57.3 million. In addition, net cash used by financing activities during the current year period included common stock repurchases and withholdings of $24.5 million and cash dividend payments to our shareholders of $12.2 million. Net cash used in financing activities during the first nine months of 2021 primarily relates to common stock repurchases and withholdings of $55.0 million, principal payments under the New Term Loan Credit Agreement totaling $30.0 million, and cash dividend payments to our shareholders of $12.5 million.
As of September 30, 2022, our liquidity position, defined as cash on hand and available borrowing capacity under our Credit Agreement, amounted to $349.5 million, representing an increase of $80.9 million (or 30%) compared to September 30, 2021 and an increase of $91.5 million (or 35%) compared to December 31, 2021. Total debt obligations amounted to $448.0 million as of September 30, 2022. The increase in liquidity as of September 30, 2022 compared to December 31, 2021 is primarily attributable to higher available capacity on the Credit Agreement, which was amended during the third quarter of 2022 as further described in Note 8 to the Condensed Consolidated Financial Statements. For the remainder of 2022 and continuing into 2023, we expect to continue our commitment to fund our working capital requirements and capital expenditures, including our previously announced plans to add 20% more dry van manufacturing capacity beginning in 2023, which will be achieved by ramping down traditional refrigerated trailer capacity and converting the floor space to create additional dry van production. Along with the increased dry van manufacturing capacity, we will also maintain our assets to capitalize on any economic and/or industry upswings, while also responsibly returning capital to our shareholders. We will continue to move rapidly to adjust to the current environment to preserve the strength of our balance sheet, while prioritizing the safety of our employees and ensuring the liquidity and financial well-being of the Company.

Capital Expenditures
Capital spending amounted to approximately $42.3 million for the first nine months of 2022, and we believe our capital expenditures for 2022 will be in the range of $80 to $90 million. In addition to the previously announced actions to retool our existing capacity to support expanded dry van production, capital spending for 2022 has been and is expected to be utilized to support maintenance and productivity improvement initiatives within our facilities.
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
We considered whether there were any indicators of impairment during the three and nine months ended September 30, 2022 and concluded there were none.
Contractual Obligations and Commercial Commitments
A summary of payments of our contractual obligations and commercial commitments, both on and off balance sheet, as of September 30, 2022 are as follows (in thousands):

	2022	2023	2024	2025	2026	Thereafter	Total
Debt:
Revolving Credit Agreement (due 2027)	$—	$—	$—	$—	$—	$48,000	$48,000
Senior Notes (due 2028)	—	—	—	—	—	400,000	400,000
Interest payments on Credit Agreement and Senior Notes due 2028[1]	9,531	20,124	20,124	20,124	20,124	37,540	127,567
Total debt	9,531	20,124	20,124	20,124	20,124	485,540	575,567
Other:
Operating Leases	1,918	7,046	5,934	4,872	4,338	3,104	27,212
Total other	1,918	7,046	5,934	4,872	4,338	3,104	27,212
Other commercial commitments:
Letters of Credit	5,702	—	—	—	—	—	5,702
Raw Material Purchase Commitments	49,600	—	—	—	—	—	49,600
Chassis Agreements and Programs	17,538	—	—	—	—	—	17,538
Total other commercial commitments	72,840	—	—	—	—	—	72,840
Total obligations	$84,289	$27,170	$26,058	$24,996	$24,462	$488,644	$675,619
1 Future interest payments on variable rate long-term debt are estimated based on the rate in effect as of September 30, 2022.

Borrowings under the Credit Agreement bear interest at a variable rate based on the Secured Overnight Financing Rate (“SOFR”) or a base rate determined by the lender’s prime rate plus an applicable margin, as defined in the agreement. Any outstanding borrowings under the Credit Agreement bear interest at a rate, at our election, equal to (i) adjusted term SOFR plus a margin ranging from 1.25% to 1.75% or (ii) a base rate plus a margin ranging from 0.25% to 0.75%, in each case depending upon the monthly average excess availability under the Credit Agreement. We are required to pay a monthly unused line fee equal to 0.20% times the average daily unused availability along with other customary fees and expenses of our agent and lenders. During the three-month period ended September 30, 2022, we had net payments of principal of $11.0 million under the Credit Agreement. As of September 30, 2022, there was $48.0 million outstanding under the Credit Agreement.
The Senior Notes due 2028 bear interest at the rate of 4.5% per annum from the date of issuance, payable semi-annually on April 15 and October 15.
Operating leases represent the total future minimum lease payments that have commenced. As of September 30, 2022, obligations related to operating leases that we have executed but have not yet commenced totaled approximately $0.2 million on a non-discounted basis, which we generally expect to be recognized over the next five years.
We have standby letters of credit totaling $5.7 million issued in connection with workers compensation claims and surety bonds.
We have $49.6 million in purchase commitments through December 2022 for various raw material commodities, including aluminum, steel, polyethylene and nickel as well as other raw material components which are within normal production requirements.
We obtain most vehicle chassis for our specialized vehicle products directly from the chassis manufacturers under converter pool agreements. Chassis are obtained from the manufacturers based on orders from customers, and to a lesser extent, for unallocated orders. Although each manufacturer’s agreement has different terms and conditions, the agreements generally state that the manufacturer will provide a supply of chassis to be maintained from time to time at our various facilities with the condition that we will store such chassis and will not move, sell, or otherwise dispose of such chassis except under the terms of the agreement. The manufacturer transfers the chassis to us on a “restricted basis,” retaining the sole authority to authorize commencement of work on the chassis and to make certain other decisions with respect to the chassis including the terms and pricing of sales of the chassis to the manufacturer’s dealers. The manufacturer also does not transfer the certificate of origin to us nor permit us to sell or transfer the chassis to anyone other than the manufacturer (for ultimate resale to a dealer). Although we are party to related finance agreements with manufacturers, we have not historically settled, nor expect to in the future settle, any related obligations in cash. Instead, the obligation is settled by the manufacturer upon reassignment of the chassis to an accepted dealer, and the dealer is invoiced for the chassis by the manufacturer. Accordingly, as of September 30, 2022 our outstanding chassis converter pool with the manufacturer totaled $16.9 million and we have included this financing agreement on our Condensed Consolidated Balance Sheets within Prepaid expenses and other and Other accrued liabilities. All other chassis programs are handled as consigned inventory belonging to the manufacturer and totaled approximately $0.6 million. Under these agreements, if the chassis is not delivered to a customer within a specified time frame, we are required to pay a finance or storage charge on the chassis. Additionally, we receive finance support funds from manufacturers when the chassis are assigned into our chassis pool. Typically, chassis are converted and delivered to customers within 90 days of our receipt of the chassis.
Backlog
Orders that have been confirmed by customers in writing, have defined delivery time frames, and can be produced during the next 18 months are included in our backlog. Orders that comprise our backlog may be subject to changes in quantities, delivery, specifications, terms, or cancellation. Our backlog of orders was approximately $2,319 million at September 30, 2022, which is a 1% increase from approximately $2,297 million at June 30, 2022 and a 20% increase from $1,929 million at September 30, 2021. The increase from Q3 2021 is primarily related to increased demand and higher pricing for our products in 2022 and into 2023. We believe our backlog of orders is strong and shows the strength of our customers’ businesses from first to final mile. We expect to complete the majority of our backlog orders as of September 30, 2022 within approximately 15 months of this date.
Outlook
The trailer industry generally follows the transportation industry’s cycles. According to ACT Research Company (“ACT”), total United States trailer production in 2021 was approximately 267,000 trailers, a 30% increase from 2020’s softened demand that was worsened and magnified by the uncertainty and economic impact caused by the COVID-19 pandemic. While there remains some uncertainty in the industry, particularly around supply chain disruptions and labor shortages that are partially due to COVID-19 impacts, the outlook for the overall trailer market is strong, and we believe our backlog of orders provides a solid foundation for the remainder of 2022 and 2023. Current estimates from ACT and FTR Associations (“FTR”) for 2022 United States trailer production are 306,000 and 303,000, respectively, representing increases from 2021 of approximately 15% and 13%, respectively. These increases are generally in-line with our expectations due to strong 2022 demand throughout the industry.

ACT is forecasting annual new trailer production levels for 2023, 2024, 2025, 2026, and 2027 of approximately 302,000, 275,000, 309,000, 286,000, and 298,000, respectively. In addition, FTR is forecasting annual new trailer production levels of 325,000 and 310,000 for 2023 and 2024, respectively. While these estimates are more historically consistent production levels in the trailer industry, and in some cases higher, industry forecasters note that certain issues, such as continued supply chain disruptions and staffing challenges, could impact these estimates. We believe we are well positioned to capitalize on strong demand in 2023 and beyond, and that the production estimates above will remain above replacement demand over the next several years.
Other potential risks we face for the remainder of 2022 and entering into 2023 primarily relate to our ability to effectively manage our manufacturing operations, including ongoing labor shortages, disruption of our supply chain, and our overall business with the increase in production to meet demand. In addition, the cost of raw materials, commodities, and components are also potential risks. Significant increases in the cost of certain commodities, raw materials or components have had, and may continue to have, an adverse effect on our results of operations. As has been our practice, we will endeavor to pass raw material and component price increases to our customers in addition to continuing our cost management and hedging activities in an effort to minimize the risk that changes in material costs could have on our operating results. In addition, we rely on a limited number of suppliers for certain key components and raw materials in the manufacturing of our products, including tires, landing gear, axles, suspensions, aluminum extrusions, chassis and specialty steel coil. At the current and expected demand levels, there may be additional or increased shortages of supplies of raw materials or components which would have an adverse impact on our ability to meet demand for our products. Despite these risks, we believe we are well positioned to capitalize on strong overall demand levels while maintaining or growing margins through improvements in product pricing as well as productivity and other operational excellence initiatives.
For the remainder of 2022 and entering into 2023, we will continue to adjust to changes in the current environment, preserve the strength of our balance sheet, prioritize the safety of our employees, and ensure the liquidity and financial well-being of the Company. We believe we remain well-positioned for both near-term and long-term success in the trailer industry because: (1) our core customers are among the major participants in the trucking industry; (2) our technology and innovation provides value-added solutions for our customers by reducing trailer operating costs, improving revenue opportunities, and solving unique transportation problems; (3) our Wabash Management System (“WMS”) principles and processes and enterprise-wide lean efforts drive focus on the interconnected processes that are critical for success across our business; (4) our significant brand recognition, including our January 2022 rebranding as Wabash®, presence throughout North America, and the utilization of our extensive dealer network to market and sell our products; and (5) our One Wabash approach to create a consistent, superior experience for all customers who seek our solutions in the transportation, logistics, and distribution markets. By continuing to be the visionary leader in the transportation, logistics, and distribution industries we expect to leverage our existing assets and capabilities into higher margin products and markets by delivering value-added customer solutions.
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
Commodity Prices
We are exposed to fluctuation in commodity prices through the purchase of various raw materials that are processed from commodities such as aluminum, steel, lumber, nickel, copper, and polyethylene. Given the historical volatility of certain commodity prices, this exposure can significantly impact product costs. We manage some of our commodity price changes by entering into fixed price contracts with our suppliers and through financial derivatives. To the extent that we are unable to offset the increased commodity costs in our product prices, our results would be materially and adversely affected. As of September 30, 2022, we had $49.6 million in raw material purchase commitments through December 2022 for materials that will be used in the production process, as compared to $129.6 million as of December 31, 2021. We typically do not set prices for our products more than 45-90 days in advance of our commodity purchases and can, subject to competitive market conditions, take into account the cost of the commodity in setting our prices for each order. As of September 30, 2022, a hypothetical ten percent change in commodity prices based on our raw material purchase commitments through December 2022 would result in a corresponding change in cost of goods sold of approximately $5.0 million. This sensitivity analysis does not account for the change in the competitive environment indirectly related to the change in commodity prices and the potential managerial action taken in response to these changes.

Interest Rates
As of September 30, 2022, we had $48.0 million of floating rate debt outstanding under our Credit Agreement. As further described in our Annual Report on Form 10-K for the year ended December 31, 2021, we repaid the outstanding balance in full under our New Term Loan Credit Agreement during the fourth quarter of 2021, which had a floating rate of interest. Based on the current borrowings under our Credit Agreement, a hypothetical 100 basis-point change in the floating interest rate would result in a corresponding change in interest expense over a one-year period of approximately $0.5 million. This sensitivity analysis does not account for the change in the competitive environment indirectly related to the change in interest rates and the potential managerial action taken in response to these changes.
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
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective as of September 30, 2022.
Changes in Internal Controls over Financial Reporting
There were no changes in the Company’s internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the third quarter of fiscal year 2022 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.
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

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Amount That May Yet Be Purchased Under the Plans or Programs ($ in millions)
July 1 - 31, 2022	224,231	$14.93	223,509	$122.8
August 1 - 31, 2022	223,021	$18.05	222,385	$118.7
September 1- 30, 2022	245,950	$15.64	245,950	$114.9
Total	693,202	$16.19	691,844	$114.9

In August 2021, the Company announced that the Board of Directors approved the repurchase of an additional $150 million in shares of common stock over a three-year period. This authorization was an increase to the previous $100 million repurchase programs approved in November 2018, February 2017, and February 2016. The repurchase program is set to expire in August 2024. For the quarter ended September 30, 2022, we repurchased 691,844 shares pursuant to our repurchase program. Additionally, during this period there were 1,358 shares repurchased to cover minimum employee tax withholding obligations upon the vesting of restricted stock awards.
Item 6. Exhibits

(a)	Exhibits
10.1
Third Amendment to Second Amended and Restated Credit Agreement dated as of September 23, 2022, among Wabash National Corporation, certain subsidiaries of Wabash National Corporation, the lenders from time to time party thereto and Wells Fargo Capital Finance, LLC as arranger and administrative agent (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of Wabash National Corporation filed September 26, 2022 (File No. 1-10883)).

	31.1	Certification of Principal Executive Officer
	31.2	Certification of Principal Financial Officer
	32.1	Written Statement of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)
	101	The following materials from Wabash National Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 are filed herewith, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at September 30, 2022 and December 31, 2021, (ii) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2022 and 2021, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2022 and 2021, (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and 2021, (v) the Condensed Consolidated Statements of Stockholders’ Equity for the three and nine months ended September 30, 2022 and 2021, and (vi) Notes to Condensed Consolidated Financial Statements. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
	104	Cover Page Interactive Data File (formatting as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WABASH NATIONAL CORPORATION

Date: October 26, 2022	By:	/s/ Michael N. Pettit
Michael N. Pettit
Senior Vice President and Chief Financial Officer (Principal Financial Officer)