Form 10-K
period 2022-12-31
WABASH NATIONAL Corp
filed 2023-02-23
CIK 879526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.1D-1(b). Yes ☐ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2022 was approximately $653,062,173 based upon the closing price of the Company’s common stock as quoted on the New York Stock Exchange composite tape on such date.
The number of shares outstanding of the registrant’s common stock as of February 15, 2023 was 47,513,057.
Part III of this Form 10-K incorporates by reference certain portions of the registrant’s Proxy Statement for its Annual Meeting of Stockholders to be filed within 120 days after December 31, 2022.

WABASH NATIONAL CORPORATION
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2022

FORWARD LOOKING STATEMENTS
This Annual Report on Form 10-K (the “Annual Report”) of Wabash National Corporation (together with its subsidiaries, “Wabash,” “Company,” “us,” “we,” or “our”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements may include the words “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect,” “plan” or “anticipate” and other similar words. Forward-looking statements convey the Company’s current expectations or forecasts of future events. Our “forward-looking statements” include, but are not limited to, statements regarding:
▪demand for our products and the sensitivity of demand to economic conditions;
▪the highly cyclical nature of our business;
▪economic weakness and its impact on the markets and customers we serve;
▪our backlog and indicators of the level of our future revenues;
▪ongoing inflation;
▪the COVID-19 pandemic, or other outbreaks of disease or similar public health threats;
▪reliance on a limited number of suppliers of raw materials and components, price increases of raw materials and components, and our ability to obtain raw materials and components;
▪our ability to realize all of the expected enhanced revenue, earnings, and cash flow from our agreement to create Wabash Parts LLC;
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
▪our ability to effectively manage, safeguard, design, manufacture, service, repair, and maintain our leased (or subleased) trailers;
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
▪our ability to meet environmental, social, and governance (“ESG”) expectations or standards or to achieve our ESG goals;
▪impairment in the carrying value of goodwill and other long-lived intangible assets;
▪our ability to continue a regular quarterly dividend;
▪our ability to generate sufficient cash to service all of our indebtedness;
▪our indebtedness, financial condition and fulfillment of obligations thereunder;
▪increased risks of international operations;

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

PART I
ITEM 1—BUSINESS
Overview
Wabash National Corporation, which we refer to herein as “Wabash,” the “Company,” “us,” “we,” or “our,” is Changing How the World Reaches You®. Wabash was founded in 1985 and incorporated as a corporation in Delaware in 1991, with its principal executive offices in Lafayette, Indiana, as a dry van trailer manufacturer. Today we are the visionary leader of connected solutions for the transportation, logistics, and distribution industries.
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
At Wabash, it’s our focus on people, purpose, and performance that drives us to do better. Our Purpose is to change how the world reaches you; our Vision is to be the visionary leader of connected solutions for the transportation, logistics, and distribution industries; and our Mission is to enable our customers to succeed with breakthrough ideas and solutions that help them move everything from first to final mile.
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

▪Increasingly agile and networked ecosystems enabled by new technologies
▪Advanced, disruptive material composites expanding possibilities of freight
▪Corporate stalwarts with increasing power, influence, and capabilities
▪A focus around sustainability, diversity, and inclusion
Wabash aims to be a visionary leader that drives the changing business of transport in ways that move the entire industry forward.
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
In partnership with Purdue University, during 2022 we developed a curriculum for WMS Facilitator and Coaching. We also have hosted WMS University Champion training sessions and have over 160 graduates of the program. Company wide, we have frequent WMS communication and engagement enhancement sessions, including lunch & learn trainings. Finally, we have developed a strategic deployment process and planning cycle with our Chief Strategy Officer.
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

Impact of Coronavirus (“COVID-19”)
In March 2020, a global pandemic was declared by the World Health Organization related to COVID-19. This pandemic has created significant uncertainties and disruptions in the global economy. We continue to monitor the ongoing challenges of an endemic infection and remain focused on the health and safety of our employees, as well as the health of our business, as we manage our operating plans and consider the most recent developments, the best practice guidelines by health experts, the number of cases in the United States, and local, state, and federal requirements. While we have moved to an endemic phase, the COVID-19 pandemic has had lasting effects and continues to cause supply chain, labor, and raw material constraints that impact global markets. Risks related to COVID-19 can be found under Part I, Item 1A, "Risk Factors" of this Annual Report on Form 10-K for the year ended December 31, 2022.
Operating Segments
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

Transportation Solutions	Parts & Services
■ Dry & Refrigerated Van Trailers (Historical CTP Segment)	■ Aftermarket Parts & Services (All Historical Segments)
■ Platform Trailers (Historical CTP Segment)	■ Truck Body Upfitting Solutions (Historical FMP Segment)
■ Tank Trailers & Truck-Mounted Tanks (Historical DPG Segment)	■ Food, Dairy, and Beverage Equipment (Historical DPG Segment)
■ Truck-Mounted Dry & Refrigerated Truck Bodies (Historical FMP Segment)	■ DuraPlate® Components & Parts (Historical DPG Segment)
■ EcoNex™ Technology Products (Historical CTP & FMP Segments)	■ Wabash Parts LLC (See Note 6 in the Notes to Consolidated Financial Statements)
■ Trailers as a Service (TAAS)SM (See Additional Information Below)
Transportation Solutions
The TS segment comprises the design and manufacturing operations for the Company’s transportation-related equipment and products. This includes dry and refrigerated van trailers, platform trailers, and our wood flooring production facility, all of which were previously reported in the CTP segment. The Company’s EcoNex™ Technology products that were historically included in both the CTP and FMP segments are reported in the TS segment. In addition, the TS segment includes tank trailers and truck-mounted tanks that were historically reported in the DPG segment. Finally, truck-mounted dry and refrigerated bodies and service and stake bodies that were previously reported in the FMP segment are also in the TS segment. Refer to the “Products” section below for additional information and details related to the TS segment’s product offerings.

Parts & Services
The P&S segment is comprised of each of our historical segments’ parts & services businesses as well as the upfitting component of our truck bodies business. In addition, our Composites products, which are focused on the use of DuraPlate® composite panels beyond the semi-trailer market, are also part of the P&S segment (previously reported in the DPG segment). This segment also includes the Wabash Parts LLC parts and distribution entity we created with our partner during the second quarter of 2022 as further described in Note 6 in the Notes to Consolidated Financial Statements. Additionally, the P&S segment includes our Trailers as a Service (TAAS)SM initiative, which combines our market-leading trailer products with emerging capabilities like parts distribution and a growing maintenance and repair network in order to provide a valuable suite of services to our customers. Finally, the P&S segment includes the Company’s Engineered Products business (previously reported in the DPG segment), including stainless-steel storage tanks and silos, mixers, and processors for a variety of end markets. As disclosed throughout this Annual Report on Form 10-K for the year ended December 31, 2022, growing and expanding our parts and services offerings is a key strategic initiative for us moving forward. Refer to the “Products” section below for additional information and details related to the P&S segment’s product offerings.
Strategy
We are the visionary leader of connected solutions with strong customer relationships across the first, middle, and final mile markets that will support profitable growth and provide adaptability to changes in the transportation, logistics, and distribution industries. We believe our One Wabash organizational structure and WMS are uniquely designed to achieve breakthrough customer value. Our TS and P&S segment structure aligns our resources and processes on serving the customer, and our strategy is centered around our ability to scale core competencies by growing in and around core markets with known customers.

COLD CHAIN MARKET SHARE	■ Expand share in markets driven by movement of goods through the temperature-controlled cold chain
■ Bring differentiated solutions to create customer value by leveraging innovative technology offerings, including product offerings, such as EcoNex™

E-COMMERCE & LOGISTICS DISRUPTION	■ Pursue opportunities to capitalize on the changing logistics landscape, including the expected growth in power-only networks

■ Grow within the rapidly expanding home delivery market by augmenting truck body offerings with refreshed product offerings

■ Leverage portfolio of lighter-weight composite technology

RECURRENT REVENUE THROUGH PARTS & SERVICES	■ Pursue organic growth opportunities within parts distribution and truck body upfitting to become a scalable and tech-enabled distribution platform to serve existing and new customers
■ Connecting across the transportation ecosystem to facilitate interactions and leverage our brand
■ Unify historically disparate parts and services revenue streams to drive alignment and growth focus
Our first to final mile portfolio of products creates simplicity for customers managing through significant industry change. We believe that if we are successful in focusing on each of these strategic initiatives, we will be well-positioned to advance our commitment to deliver long-term profitable growth within each of our reportable segments, support margin enhancement through our One Wabash organization and WMS mindset, and successfully deliver value to our shareholders. In addition, leveraging our dealer and strategic account relationships will create the scale of a national service network.
During 2022, we partnered with FreightVana to support our Trailers as a Service (“TAAS”)SM initiative. Our TAAS initiative combines our market-leading trailer products with emerging capabilities like parts distribution and a growing maintenance and repair network in order to provide a valuable suite of services to our customers and contribute to our growing base of recurring revenue in our Parts & Services operating segment. The amendment to our Revolving Credit Agreement during the third quarter of 2022, which is discussed in greater detail throughout this Annual Report on Form 10-K for the year ended December 31, 2022, supports our TAAS offering with increased liquidity availability.

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
Capital Allocation Strategy
We believe that a balanced and disciplined capital allocation strategy is necessary to support our growth initiatives and create shareholder value. The objectives and goals of the Company’s capital allocation strategy are summarized below:

Maintain Liquidity:	▪ Manage the business for the long-term
▪ Continue to be equipped for changes in market conditions and strategic growth opportunities

Debt Management:	▪ Maintain healthy leverage ratios

Reinvest for Growth:	▪ Fund capital expenditures and research and development that optimize strategic capacity to support demand as well as support our productivity initiatives

Dividends:	▪ Maintain our regular dividend which has been paid for the last six consecutive years

Share Repurchases:	▪ Offset dilution from stock-based compensation
▪ Opportunistically repurchase shares
Industry and Competition
Trucking in the U.S., according to the American Trucking Association (“ATA”), was estimated to be a $875.5 billion industry in 2021, representing approximately 81% of the total U.S. transportation industry revenue. From a financial (e.g., value) industry perspective, this represents an increase of approximately 19.6% from ATA’s 2020 estimate and is materially consistent with the prior year as a percentage of the total U.S. transportation industry revenue (81% in 2021 vs. 80% in 2020). Furthermore, ATA estimates that approximately 72.2% of all domestic freight tonnage in 2021 was carried by trucks, and 302.1 billion miles were traveled by registered trucks in 2020. Trailer demand is a direct function of the amount of freight to be transported. To meet this continued high demand for freight, truck carriers will need to replace and expand their fleets, which typically results in increased trailer orders.
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

Consistent with our expectations and industry forecasters, 2020 brought softened demand that was worsened and magnified by the uncertainty and economic impact caused by the COVID-19 pandemic. According to ACT Research Company (“ACT”), total U.S. trailer production in 2020 was approximately 206,000 trailers, which is generally below normal replacement demand levels. This represented a 38% decrease from 2019 production. However, 2021 recovered to a production level of approximately 266,000 trailers, and ACT estimates 2022 production to be approximately 304,000 trailers. This represents an increase of approximately 14% from 2021. These production volumes are more generally consistent with historic levels. The current estimate from ACT for 2023 for United States trailer production is 303,000, which is materially consistent with 2022 production. Overall demand is expected to be in excess of replacement demand and industry specific indicators we track, including ATA’s truck tonnage index, carrier/fleet profitability, employment growth, housing and auto sectors, as well as the overall gross domestic product, continue to be positive indicators. Additional discussion and analysis is included under the section titled "Industry Trends" included within Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Annual Report on Form 10-K.
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
Human Capital Resources and Management
As of December 31, 2022, we had approximately 6,900 full-time employees. Throughout 2022, essentially all of our active employees were non-union. Our temporary employees represented approximately 5% of our overall production workforce as of December 31, 2022.
We believe our commitment to our human capital resources is key to our mission to enable our customers to succeed with breakthrough ideas and solutions that help them move everything from first to final mile. In addition, our human capital resources are at the core of our Values and Leadership Principles. The Company’s executives (the “Senior Leadership Team”), including the President and Chief Executive Officer, are responsible for developing and executing the Company’s human capital strategy. This includes the attraction, acquisition, development, and engagement of talent to deliver on the Company’s strategy and the design of employee compensation and benefits programs. The Senior Leadership Team is also responsible for developing and integrating the Company’s diversity and inclusion roadmap. In addition, regular updates are provided to the Company’s Board of Directors and its committees on the operation and status of human capital trends and activities. Key areas of focus for the Company include:

▪Employee Engagement – We define engagement as a deep connection and sense of purpose at work that creates extra energy and commitment. Our goal is to engineer a winning culture that is designed to execute the Company’s strategic plan. Over the long-term, we seek better outcomes from having a highly engaged and values-aligned workforce, including higher retention, higher productivity, better customer satisfaction, better quality, and better safety. We provide all employees with the opportunity to share their opinions and feedback on our culture through a voluntary annual employee engagement assessment where all employees are encouraged to participate. Results are measured and analyzed to enhance the employee experience, promote employee retention, drive positive change, and leverage the overall success of our organization.
▪Talent Development – One of our Company values is Always Learn. We put that into practice by offering our own welding and skills training courses, self-directed learning modules and an executive leadership development program at no cost to employees. Additionally, we host a wide variety of learning and development opportunities through our custom-tailored Learning Management System — Wabash U. Our employees have access through an online portal to thousands of self-directed and instructor-led courses on a variety of professional development topics. Our employees also have access to WMS University (“WMS U”), which was developed and accredited by Purdue University’s Dauch Center for the Management of Manufacturing Enterprises and TP3 Institute for smart manufacturing. WMS U teaches participants about our WMS systems and tools in our lean enterprise, the goal of which is to equip our employees with the knowledge to live WMS principles every day. There are over 160 graduates to date from our WMS U programs. Finally, in partnership with Purdue University, we developed curriculum for WMS Facilitator and Coaching training, which was launched during the first quarter of 2022.
Targeted learning and development opportunities are also created through external partnerships, including special development programs for front line leaders (with over 220 trained in the past 18 months), as well as focused executive development across a variety of topics. Full-time Wabash employees can pursue various courses, undergraduate and graduate degree programs, or relevant certifications at an accredited college or university without added financial burden by using our Accelerator tuition reimbursement program. We provide all employees a wide range of professional development experiences, both formal and informal, at all stages in their careers. In addition, Wabash employees and dependents of employees are eligible for a variety of scholarships offered by Wabash and the industry associations to which we belong. We support the youth in our communities through program funding, training programs, internships, co-ops, and our emerging leadership development programs. We also sponsor youth clubs in our communities, including robotics clubs, STEM programs, and the Purdue University’s Women in Engineering Program. In 2022, we awarded 12 high school graduates with Wabash scholarships totaling $60,000.
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
We continually focus on reducing the severity and frequency of workplace injuries to create a safe environment for our employees. We provide ongoing safety training and development at our production facilities, which are designed to focus on empowering our employees with the knowledge and tools they need to make safe choices and to mitigate risks. Our employees are encouraged to identify safety opportunities and report near-misses through our safety good catch program. The Company utilizes a mixture of leading and lagging indicators to assess the health and safety performance of its operations. For example, a lagging indicator includes the OSHA Total Recordable Incident Rate (“TRIR”). TRIR in 2022 was 5.6, which is one of the Company’s best-ever years for TRIR performance. A leading metric we use is scoring from our Blueprint for Excellence, which assesses a facility’s overall safety program and identifies key areas of improvement. In 2020, Wabash implemented a software platform to proactively mitigate safety risks by driving business decisions based on actionable insights and advanced analytics. As part of that implementation, we are tracking near-misses enterprise-wide and setting targets to encourage reporting.
Our safety awards include:
◦2021 Truck Trailer Manufacturers Association Plant Safety Awards (Little Falls, MN, and San José Iturbide, Guanajuato, Mexico)
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
◦2018 Truck Trailer Manufacturers Association Plant Safety Award (San José Iturbide, Guanajuato, Mexico)
◦2017 Kentucky Governor’s Safety and Health Award (Cadiz, KY)

◦2016 Truck Trailer Manufacturers Association Plant Safety Awards (New Lisbon, WI, and San José Iturbide, Guanajuato, Mexico)
◦2015 Truck Trailer Manufacturers Association Plant Safety Awards (New Lisbon, WI)
In response to the COVID-19 pandemic, over the last couple years we implemented significant changes that we determined were in the best interest of our employees, as well as the communities in which we operate, and which comply with government orders. We continue to monitor the ongoing challenges of an endemic infection and remain focused on the health and safety of our employees, as well as the health of our business, as we manage our operating plans and consider the most recent developments, the best practice guidelines by health experts, the number of cases in the United States, and local, state, and federal requirements. Risks related to COVID-19 can be found under Part I, Item 1A, "Risk Factors" of this Annual Report on Form 10-K for the year ended December 31, 2022.
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
▪Diversity, Equity and Inclusion – Wabash is committed to having a workforce that is diverse and embraces inclusion at all levels, reflecting the diversity of our customers and the varied environments in which we conduct business around the globe. Recognizing, valuing, and fully leveraging our different perspectives and backgrounds to achieve our business goals demonstrate our inclusive culture and are part of our Leadership Principles (“Embrace Diversity and Inclusion”). We need inclusion and diversity to achieve our targeted business results and fulfill our vision of being the visionary leader of connected solutions for the transportation, logistics and distribution industries. Openness to diversity widens our access to the best talent, and inclusion allows us to engage that talent fully. In addition, we place special focus on preventing pay imbalances among genders, including proactive adjustments to pay, titles, and/or benefits to prevent gender pay gaps.
In 2022, 70% of our total hourly hires were women and/or minorities, and 50% of total salaried hires in 2022 were women and/or minorities.
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
▪Community Involvement – Wabash’s charitable giving program combines volunteer work with financial support to make a meaningful, lasting impact on our communities. We actively partner with nonprofit groups and projects to donate time, needed materials and financial resources to support the communities where we live and work. We place special emphasis on combating food insecurity in our communities, as well as supporting children and veterans. We believe that enriching the lives of those around us is a powerful investment in our future. Involvement in our communities is unique to our various locations. During 2022, we announced a national partnership to help end food insecurity with Feeding America®, the nation’s largest domestic hunger-relief organization. Though this partnership, Wabash donated $150,000 in its first year in support of mobile food pantries, which are crucial to increasing the distribution of fresh and healthy food in vulnerable communities. This national partnership is an expansion of the work Wabash has done over the past 20 years on a local level with various Feeding America member food banks.

In 2022, we donated more than $800,000 through corporate gifts, local charitable sponsorships and employee donations to nonprofit organizations. Our charitable contributions included gifts to Feeding America, United Way, Indiana Veterans’ Home, Caring Pathways, Cystic Fibrosis Foundation, Junior Achievement, Humane Society, Honor Flight, Habitat for Humanity, KidsPeace, Mental Health of America, LTHC Homeless Veterans program, Riley Children’s Foundation, Cancer Centers, Special Olympics, Purdue Foundation, YWCA, Veterans Making a Difference, Bauer Family Resources, and more. In addition to these amazing organizations, we also supported local schools across the country with robotics clubs, weld programs, career development, food bank backpack programs, youth sports, music enrichment programs, and more.
We also run a Day of Giving program, which allows all full-time employees the opportunity to volunteer one scheduled workday each calendar year. In 2022, employees volunteered more than 4,000 hours at local food banks, homeless shelters, veteran services agencies, local agriculture organizations, environmental conservation programs, local schools’ leadership and career readiness activities, Junior Achievement, Salvation Army, YWCA, Humane Society, Wreaths Across America, youth athletics, art programs, foster children agencies, programs to support people with disabilities, and more.
Our 2021 Corporate Responsibility Report is available on our website (ir.onewabash.com) and references the ongoing environmental, social, and governance (ESG) initiatives that demonstrate our commitment to sustainability and social responsibility. The content on any website referred to in this Annual Report on Form 10-K is not incorporated by reference into this Annual Report on Form 10-K unless expressly noted.
Competitive Strengths
We believe our core competitive strengths include, but are not limited to:
▪Long-Term Core Customer Relationships – We are the leading provider of trailers to a significant number of top tier trucking companies, generating a revenue base that has helped to sustain us as one of the market leaders. Our van products are preferred by many of the industry’s leading carriers. We are also a leading provider of liquid-transportation systems and engineered products and we have a strong customer base, consisting of mostly private fleets, and have earned a leading market position across many of the markets we serve. In addition, we are a leading manufacturer of truck bodies, and we have a strong customer base of large national fleet leasing companies and large retailers. Our competitive strength related to long-term core customer relationships is evidenced by our multi-year order agreement with J.B. Hunt Transport Inc., which we announced in January 2023.
▪Technology and Innovation – We continue to be recognized by the trucking industry as a leader in developing technology to provide value-added solutions for our customers that reduce trailer operating costs, improve revenue opportunities, and solve unique transportation problems. Throughout our history, we have been and we expect to continue to be a leading innovator in the design and production of trailers and related products. We have commercialized and launched DuraPlate® Cell Core, a modified DuraPlate® panel that reduces the weight of a conventional 53 foot DuraPlate® trailer by 300 pounds without compromising strength or durability. Our refrigerated van offerings now include EcoNexTM Technology, which is under our recently introduced AcuthermTM portfolio of solutions designed for intelligent thermal management. In connection with our Cold Chain strategic initiative, a refrigerated trailer with EcoNexTM Technology provides up to 28% improvement in thermal performance over Wabash’s conventional ArcticLite® refrigerated trailer, and is being engineered to be lighter with greater strength and durability. This translates into lower lifetime operational costs and more conscious use of resources. In August 2022, we announced a $20 million investment to be made in our manufacturing capacity to scale our EcoNexTM technology within refrigerated vans, truck bodies, and other transportation and logistics related products. Additionally, during 2021, The Kroger Company placed an initial order for over $10 million of Wabash refrigerated home delivery vehicles with EcoNexTM Technology.
During 2021, we received the 2021 Indiana Manufacturers Association’s Manufacturing Excellence Award for Innovation for our EcoNexTM Technology. We are leveraging this innovative technology in other facets of our business, such as the final mile and home delivery space.
During the fourth quarter of 2021, we announced plans to launch a walk-in cargo van, which is on track for 2024, adding to our expanding portfolio of home delivery solutions and a product line critical in supporting key customer efforts to efficiently scale home delivery driven by e-commerce. This announcement came shortly after our launch of a next-generation grocery delivery vehicle that features our innovative EcoNexTM Technology.
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

▪Significant Brand Recognition – In January 2022, Wabash National Corporation and its portfolio of brands rebranded as Wabash® and began a significant shift in the Company’s go-to-market brand strategy. This rebranding provides the foundation to build upon our history of being one of the most widely recognized brands in the industry, recognized for quality, performance, and innovation leadership. It also positions us to increase the ease of doing business for customers and solve critical customer needs with innovative solutions across products from the first to final mile. In addition, we were named to the Forbes list of America’s Best Small Companies 2023.
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
▪Extensive Distribution Network – We utilize a network of 23 independent dealers with approximately 70 locations throughout North America to distribute our van trailers. Included in the numbers above are Bergey’s Truck Centers and Allegiance Trucks, which were added to our dealer network during 2022. These dealers expanded our North American footprint, primarily in the northeastern part of the United States. Our platform trailer distribution network consists of 64 independent dealers with approximately 83 locations throughout North America. Our tank trailers are distributed through a network of 3 independent dealers with 6 locations throughout North America, along with additional arrangements to provide supplemental coverage as needed. Additionally, our truck body commercial network consists of more than 900 partners. Our commercial network primarily serves mid-market and smaller sized carriers and private fleets in the geographic region where the partner is located and occasionally may sell to large fleets.
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
Products
Since our inception, we have worked to expand our product offerings from a single truck trailer dry van product to a broad range of connected solutions for the transportation, logistics, and distribution industries to help our customers move everything from first to final mile. We manage a diverse product portfolio, maintain long-standing customer relationships, and focus on innovative and breakthrough technologies within two operating segments.

Our current Transportation Solutions segment primarily includes the following products:
▪Van, Platform, and Tank Trailers
◦Dry Van Trailers. The dry van market represents our largest product line and includes trailers sold under the DuraPlate® and DuraPlate HD® trademarks. Our DuraPlate® trailers utilize a proprietary technology that consists of a composite sandwich panel wall for increased durability and greater strength. In addition, we have introduced DuraPlate® Cell Core, a modified DuraPlate® panel that reduces the weight of a conventional 53-foot DuraPlate® trailer by 300 pounds.
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
◦AcuthermTM Refrigerated Trailers. Our refrigerated trailers provide thermal efficiency, maximum payload capacity, and superior damage resistance. Our refrigerated trailers were sold under the ArcticLite® trademark until the January 2022 rebranding as Wabash® and use our SolarGuard® technology, coupled with our foaming process, which we believe enables customers to achieve lower costs through reduced operating hours of refrigeration equipment and therefore reduced fuel consumption. As previously discussed, our AcuthermTM refrigerated trailer with EcoNexTM Technology provides up to 28% improvement in thermal performance over Wabash’s conventional ArcticLite® refrigerated trailer construction, prevents water intrusion, slows foam degradation, and ultimately, extends equipment life. The all-composite floor system of the AcuthermTM refrigerated trailer with EcoNexTM Technology is being engineered to increase cube capacity and eliminate corrosion issues of conventional refrigerated trailers.
◦Tank Trailers. Our tank trailer offerings include several products dedicated to transportation solutions. These brands included WalkerTM Transport, Brenner® Tank, and Bulk Tank International until the January 2022 rebranding as Wabash®. Our product offerings in this component of the TS segment include stainless steel and aluminum tank trailers for the dairy, food and beverage, oil, and gas markets, as well as stainless steel and fiberglass reinforced poly tank trailers for chemical end markets.
◦Specialty Trailers. These products include a wide array of specialty equipment and services generally focused on products that require a higher degree of customer specifications and requirements. These specialty products primarily relate to converter dollies.
▪Truck Bodies and Related Products
◦Wabash® Dry Freight Truck Bodies. These truck bodies range from 12 to 30 feet in length with exterior walls assembled from one of several material options, including our premium DuraPlate® panels, pre-painted aluminum sheet and post, or FiberPanel PW. Additional features include industry-leading durable one-piece front header design, LED marker lights, sealed wiring harnesses, hardwood flooring, and various door configurations to accommodate end-user loading and unloading requirements. This product is adaptable for a diverse range of uses in dry-freight transportation.
◦Cargo and Cargo XL Bodies. An ideal route truck for a variety of commercial applications, these van bodies are manufactured on cutaway chassis which allow access from the cab to the cargo area. This newly designed product line utilizes our DuraPlate® panel wall construction as the foundation for a superior light duty delivery vehicle for the growing final mile segment of the truck body market we serve.
◦Insulated AcuthermTM Refrigerated Truck Bodies. These insulated van bodies, in lengths from 12 to 28 feet, provide versatility and dependability for temperature controlled applications. Flexible for either hand-load or pallet-load requirements, they are ideal for multi-stop distribution of both fresh and frozen products. Soon to be offered in late 2024, AcuthermTM Refrigerated Truck Bodies with EcoNexTM Technology will join the ranks of our refrigerated products introducing a lighter and more thermally efficient insulated wall, floor, and roof construction to meet the growing demand for a more sustainable thermal delivery solution for our customers.
◦Platform Truck Bodies. Our platform truck bodies offer various configurations with steel front bulkheads and removable stake racks on the sides and rear. The platform truck body is utilized for a broad range of manufacturing and construction industries’ transportation needs.

◦Light-Duty AcuthermTM Refrigerated Bodies with EcoNexTM Technology. Our new light-duty, home delivery refrigerated truck body with EcoNexTM Technology is being designed to maximize both cargo capacity and delivery productivity on chassis with gross vehicle weight ratings below 10,000 pounds. The purpose-built insulated body design facilitates a rack and tote system unique to the food distribution industry while creating easy access to separate temperature zones for perishable goods.
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
◦Truck Body Upfitting, Parts, and Services. Through our truck body upfitting locations, we offer solutions to help customize and ensure our products meet the needs of our customers. Offerings include steel flatbed bodies, truck body mounting, shelving for package delivery, partitions, roof racks, hitches, thermal solutions, liftgates, and more. We also offer direct-line access to truck body repair parts (generally for all manufacturers) and provide other services such as door repair and replacement, collision repair (generally for all manufacturers), and basic maintenance. In addition, we expect to provide service body mounting during 2023. We currently have six locations throughout the United States for truck body parts and services, five of which also offer upfitting services.
▪Wabash Parts LLC
◦Wabash Parts LLC. As further described in Note 6 in the Notes to Consolidated Financial Statements, during the second quarter of 2022, we unified and expanded our parts and distribution capabilities by executing an agreement with a partner to create a new legal entity (Wabash Parts LLC) to operate a parts and services distribution platform. The single channel distribution network will, over time, include the entire Wabash aftermarket portfolio and a wide range of transportation parts with increased inventory and faster shipping. In addition, the network utilizes Wabash’s extensive network of equipment dealers’ service capabilities, as well as the infrastructure of industry-leading partners of national wholesale distribution for aftermarket heavy-duty truck and trailers parts, using multiple distribution centers across the United States.
▪Process Systems
◦Process Systems. Our process systems component is marketed under the Walker Engineered Products brand. Product offerings include stainless steel storage tanks and silos, mixers, and processors for the dairy, food and beverage, pharmaceutical, chemical, craft brewing, and biotech end markets. As further described in Note 21 of the Notes to Consolidated Financial Statements in Part II Item 8 of this Form 10-K, during the second quarter of 2021 we sold the Extract Technology® business. Extract Technology® manufactured stainless steel isolators and downflow booths, as well as custom-fabricated equipment including workstations and drum booths for the pharmaceutical, fine chemical, biotech, and nuclear end markets.
▪Other Parts & Services Product Offerings
◦Trailers as a Service (TAAS)SM. Our TAAS initiative combines our market-leading trailer products with emerging capabilities like parts distribution and a growing maintenance and repair network in order to provide a valuable suite of services to our customers and contribute to our growing base of recurring revenue in our Parts & Services operating segment.

◦Composites. Our Composites products focus on the use of DuraPlate® composite panels and EcoNexTM technology beyond the semi-trailer market. Product offerings include truck bodies, overhead doors, and other industrial applications. We continue to develop new products and actively explore markets that can benefit from the proven performance of our proprietary technology. We offer a number of aerodynamic solutions designed to improve overall trailer aerodynamics and fuel economy, most notably the DuraPlate® AeroSkirt®, which is EPA Smartway® verified and California Air Resource Board compliant.
◦Used Trailers. These products include the sale of used trailers that do not occur through our used fleet sales center.
Customers
Our customer base has historically included many of the nation’s largest truckload common carriers, leasing companies, private fleet carriers, less-than-truckload common carriers, and package carriers. We continue to expand our customer base and achieve diversification through acquisitions, organic growth, product innovation, and through our extensive distribution and service network. All of these efforts have been accomplished while maintaining our relationships with our core customers. Our five largest customers together accounted for approximately 33%, 30%, and 21% of our aggregate net sales in 2022, 2021 and 2020, respectively. No individual customer accounted for more than 10% or more of our aggregate net sales during the past three years. International sales accounted for less than 10% of net sales for each of the last three years.
We have established relationships as a supplier to many large customers in the transportation industry for our dry and refrigerated van products, platform trailers, and tank trailers, including the following:
▪Truckload Carriers: Averitt Express, Inc.; Crete Carrier Corporation; J.B. Hunt Transport Inc.; Knight-Swift Transportation Holdings Inc.; and Werner Enterprises, Inc.
▪Less-Than-Truckload Carriers: FedEx Corporation; Old Dominion Freight Lines, Inc.; R&L Carriers Inc.; and Saia, Inc.
▪Refrigerated Carriers: K&B Transportation, Inc.; and Leonard’s Express.
▪Leasing Companies: Penske Truck Leasing Company; Ryder System, Inc.; and Wells Fargo Equipment Finance, Inc.
▪Private Fleets: Dollar General Corporation; Kroger; Nestlé USA; Target Corporation; and Walmart.
▪Liquid Carriers: Dana Liquid Transport Corporation; Highway Transport Logistics, Inc.; Oakley Transport, Inc.; and Quality Carriers, Inc.
Through our engineered products component of the Parts & Services segment we also sell our products to other customers including, but not limited to, GlaxoSmithKline Services Unlimited and W.M. Sprinkman.
In addition, we sell our truck bodies to fleet leasing customers and direct customers including, but not limited to: Budget Truck Rental, LLC; Enterprise Holdings, Inc.; Penske Truck Leasing Company; and Ryder System, Inc. Notable end users of our truck body products include, but are not limited to: Amazon.com; Krispy Kreme, Inc.; Southern Glazer’s Wine and Spirits of America; and The Hertz Corporation, a subsidiary of Hertz Global Holdings, Inc.
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

Raw Materials
We utilize a variety of raw materials and components including, but not limited to, specialty steel coil, stainless steel, plastic, aluminum, lumber, tires, landing gear, axles and suspensions, which we purchase from a limited number of suppliers. While we manage some of our commodity price changes by entering into fixed price contracts with our suppliers and through financial derivatives, raw material costs as a percentage of net sales for 2022 increased slightly compared to 2021. Significant price fluctuations or shortages in raw materials or finished components have had, and could have in the future, adverse effects on our results of operations. In 2023 and for the foreseeable future, we expect that the raw materials used in the greatest quantity will be steel, aluminum, plastic, and wood. We will continue to endeavor to pass along raw material and component cost increases. Price increases used to offset inflation or disruption of supply in core materials have generally been successful, although sometimes are delayed. Increases in prices for these purposes represent a risk in execution. In an effort to minimize the effect of price fluctuations, we hedge certain commodities that have the potential to significantly impact our results of operations.
Backlog
Orders that have been confirmed by customers in writing and have defined delivery timeframes are included in our backlog. Orders that comprise our backlog may be subject to changes in quantities, delivery, specifications, terms, or cancellation. The following table presents backlog information as of December 31, 2022 and December 31, 2021 (in millions):

	December 31,
	2022	2021	Change
12-month backlog	$2,787	$2,526	10%
Total backlog	$3,396	$2,526	34%
The increase in rolling 12-month backlog as well as total backlog from December 31, 2021 is primarily related to high demand for our products in 2023, higher expected production and pricing, and long-term relationship agreements with certain strategic customers (including J.B. Hunt Transport Inc., which we announced in January 2023). We believe our backlog of orders is strong as of December 31, 2022 and is indicative of the overall industry’s demand.
Patents and Intellectual Property
We hold or have applied for 147 patents in the U.S. on various components and techniques utilized in our manufacture of transportation equipment and engineered products. In addition, we hold or have applied for 154 patents or registered designs in foreign countries. Our patents include intellectual property related to the manufacture of trailers, containers, truck bodies, platform trailers, tanks, and other engineered products—all of which we believe offer us a significant competitive advantage in the markets in which we compete.
Many of our patents include intellectual property related to the manufacture of trailers, containers, truck bodies, and platforms using our proprietary EcoNexTM Technology. Our EcoNexTM Technology is a molded structural composite technology and these patents and patent applications cover the use of extruded foam bricks assembled and cured together in different configurations with resins and fiber mats to create various components and structures including, for example, wall panels and flooring assemblies. We believe the intellectual property related to this use of composite technology in our industry, including proprietary knowledge of the processes involved in manufacturing these components and the resulting products, will offer us a significant market advantage to continue to create proprietary products exploiting this technology. These patent applications will not begin to expire until 2036.
Our DuraPlate® patent portfolio includes several patents and pending patent applications, which cover not only utilization of our DuraPlate® products in the manufacture of trailers, but also cover a number of aerodynamic-related products aimed at increasing the fuel efficiency of trailers, including DuraPlate AeroSkirt®. U.S. and foreign patents and patent applications in our DuraPlate® patent portfolio have expiration dates extending until 2036. Certain U.S. patents relating to the combined use of DuraPlate® panels and logistics systems within the sidewalls of our dry van trailers will not expire until 2027 or after; several other issued U.S. patents and pending patent applications relating to the use of DuraPlate® panels, or other composite materials, within aerodynamic-related products will not begin to expire until after 2030. Additionally, we also believe that our proprietary DuraPlate® and DuraPlate® Cell Core production processes, which have been developed and refined since 1995, offer us a significant competitive advantage in the industry—above and beyond the benefits provided by any patent protection concerning the use and/or design of our DuraPlate® products. We believe the proprietary knowledge of these processes and the significant intellectual and capital hurdles in creating similar production processes provide us with an advantage over others in the industry who utilize composite sandwich panel technology.
Additionally, our intellectual property portfolio includes patents related to the rear impact guard (“RIG”). The RIG patents include RIG designs which surpass the new federal regulatory RIG standards for the U.S. and Canada and will not begin to expire until 2035.

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
We also hold or have applied for 50 trademarks in the U.S. as well as 84 trademarks in foreign countries. These trademarks include the Wabash® brand as well as trademarks associated with our proprietary technologies and products such as DuraPlate®, MaxClearance® Overhead Door System, Trust Lock Plus®, EZ-7®, DuraPlate Aeroskirt®, Aeroskirt CX®, DuraPlate HD®, Lock-Rite®, and EZ-Adjust®. Further, our EcoNexTM Technology trademark application currently pending in the U.S., Canada, Mexico, and Australia covers our proprietary molded structural composites technology featured in many of our refrigerated solutions. Additional trademark and service mark applications covering our proprietary technologies include AcuthermTM covering an intelligent thermal management system of components, products, and solutions as well as our TAAS platform for providing customers with trailer pool services. We believe all of these trademarks are important for the identification of our products and the associated customer goodwill; however, our business is not materially dependent on such trademarks.
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
Information About Our Executive Officers
The following are the executive officers of the Company:

Name	Age	Position
Brent L. Yeagy	52	President and Chief Executive Officer, Director on the Board of Directors
M. Kristin Glazner	45	Senior Vice President, General Counsel and Chief Human Resources Officer, Corporate Secretary
Kevin J. Page	61	Senior Vice President, Chief Commercial Officer
Michael N. Pettit	48	Senior Vice President, Chief Financial Officer
Dustin T. Smith	45	Senior Vice President, Chief Strategy Officer

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
Kevin J. Page.  Mr. Page was appointed to Senior Vice President, Chief Commercial Officer and has served in the role since March 23, 2020. He previously served as Wabash’s Senior Vice President and Group President, Diversified Products Group and Final Mile Products since January 2020, after serving as Senior Vice President and Group President, Diversified Products Group from October 2017 to January 2020. Mr. Page joined Wabash in February 2017 as Vice President and General Manager, Final Mile and Distributed Services. Prior to Wabash, he was Interim President of Truck Accessories Group, LLC from 2015 to 2016, and Vice President of Sales, Marketing and Business Development from 2012 to 2015. He served as President of Universal Trailer Cargo Group from 2008 to 2012. Mr. Page also had a 23-year tenure at Utilimaster Corporation serving in various sales roles, including as Vice President of Sales and Marketing. Mr. Page has a Bachelor of Arts in Economics from Wabash College and an MBA (Executive) from Notre Dame. Throughout his career he has also completed executive programs at the University of Chicago, Harvard Business School, University of Michigan and American Management Association.
Michael N. Pettit.  Mr. Pettit was appointed to Senior Vice President, Chief Financial Officer in January 2020. He previously served as Senior Vice President and Group President, Final Mile Products (2018-2020) and Vice President of Finance and Investor Relations (2014–2018). He joined Wabash in 2012 as Director of Finance for Commercial Trailer Products. Prior to Wabash, from 1998 to 2012, Mr. Pettit held various finance positions with increasing responsibility at Ford Motor Company. With more than 20 years of experience in the transportation industry, he has a broad understanding of strategic planning, mergers and acquisitions, pricing strategy, production planning, and lean manufacturing processes and principles. Mr. Pettit has a Bachelor of Science in Industrial Management from Purdue University and an MBA from Indiana University.
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
Our backlog represents future production for which we have written orders from our customers that have defined delivery timeframes. Orders that comprise our backlog may be subject to changes in quantities, delivery, specifications and terms, or cancellation. Our backlog recently increased due to strong demand, as well as shortages of materials, and labor, and may not remain at such levels in the future. Our reported backlog may not be converted to revenue in any particular period and actual revenue from such orders may not equal our backlog. Therefore, our backlog may not be fully indicative of the level of our future revenues.
Ongoing inflation could materially and adversely affect our business, financial condition, cash flows and results of operations.
Inflation rates in the markets in which we operate have increased and may continue to rise. Recent inflation has led us to experience higher costs of labor, materials and transportation. Our suppliers have raised their prices and may continue to raise prices, and in the competitive markets in which we operate, we may not be able to make corresponding price increases to preserve our gross margins and profitability. Deteriorating economic and political conditions and uncertainty, such as increased unemployment, changes in capital spending, declines in consumer confidence, or economic slowdowns or recessions, could cause a decrease in demand for our products. If inflation rates continue to rise or remain elevated for a sustained period of time, they could materially and adversely affect our business, financial condition, cash flows, and results of operations.

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
▪Commodity costs have become more volatile since the COVID-19 outbreak. We expect continued commodity cost volatility, and our commodity hedging program might not sufficiently offset this volatility.
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
The extent to which the COVID-19 pandemic, or other outbreaks of disease or similar public health threats, materially and adversely impacts our business, financial condition, cash flows and results of operations is highly uncertain and will depend on future developments. Such developments may include the geographic spread and duration of the virus (including any variants), the severity of the disease and the actions taken by various governmental authorities and other third parties in response to the outbreak. In addition, how quickly, and to what extent, normal economic and operating conditions can resume cannot be predicted, and normal business operations may be delayed or constrained by effects of the COVID-19 pandemic on our suppliers, third-party service providers, and/or customers.

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
The ongoing global supply chain disruption continues to interfere with our ability to receive raw materials, components and commodities as scheduled and at expected costs. Such disruptions have been compounded with logistical factors that include reduced freight, railway, trucking and air capacity and delays, shortages of shipping containers and chassis, natural disasters and severe weather conditions, trade conflicts and labor availability constraints, which have resulted in increased transportation costs, shortages of raw materials, components and commodities, inefficient order fulfillment and significant order backlogs. Our supply chain may also continue to be impacted by damaging weather or acts of nature (including acts of nature caused by climate change). Supply chain disruptions, which may also include capacity constraints, effects of economic downturn, cybersecurity threats, geopolitical uncertainties and other related interferences, could have a material adverse effect on our business, financial condition, cash flows and results of operations.
We may fail to realize all of the expected enhanced revenue, earnings and cash flow from our agreement to create Wabash Parts LLC, a jointly owned legal entity.
Our ability to realize all of the expected enhanced revenue, earnings, and cash flow from our recent agreement with a partner to create Wabash Parts LLC, a jointly owned legal entity, will depend, in substantial part, on each party’s ability to successfully operate a parts and services distribution platform and achieve our projected distribution goals. While we believe we will ultimately achieve these objectives, it is possible that we will be unable to achieve all of the goals within our anticipated time frame or in the anticipated amounts. If we are not able to successfully complete our parts and services distribution strategy, the anticipated enhanced revenue, earnings and cash flows resulting from this joint venture may not be realized fully or may take longer to realize than expected.
As part of the joint venture, we have the obligation to absorb the benefits and losses of Wabash Parts LLC that could potentially be significant to the entity. We are also required to provide funding to the entity if needed. These potential losses and funding requirements could have a material adverse effect on our business, financial condition, cash flows and results or operations.
We rely significantly on information technology to support our operations and if we are unable to protect against service interruptions or security breaches, it could have a material adverse effect on our business, financial condition, cash flows and results of operations.
We depend on a number of information technologies, some of which are managed by third parties, to integrate departments and functions, enhance the ability to service customers, improve our control environment, and manage our cost reduction initiatives. We also collect and store certain sensitive data in data centers owned by third parties and on information technology networks. The secure maintenance and operation of these data centers and information technology networks is critical for our business operations and strategy. We have put in place a number of systems, processes, and practices designed to protect against the failure of our technologies, as well as the misappropriation, exposure or corruption of the information stored thereon. Unintentional service disruptions or intentional actions such as intellectual property theft, cyber-attacks, unauthorized access, or malicious software, may lead to such misappropriation, exposure or corruption if our protective measures prove to be inadequate. Any issues involving these critical business applications and infrastructure may adversely impact our ability to manage operations and the customers we serve. We could also encounter violations of applicable law or reputational damage from the disclosure of confidential business, customer, or employee information or the failure to protect the privacy rights of our employees in their personal identifying information. In addition, the disclosure of non-public information could lead to the loss of our intellectual property and diminished competitive advantages. Should any of the foregoing events occur, we may be required to incur significant costs to protect against damage caused by these disruptions or security breaches in the future, any of which could have a material adverse effect on our business, financial condition, cash flows and results of operations.

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
With the exception of some specialty vehicle products, we generally do not purchase vehicle chassis for our inventory and accept shipments of vehicle chassis owned by dealers or end-users for the purpose of installing and/or manufacturing our specialized truck bodies on such chassis. Historically, General Motors Company (“GM”), Freightliner Custom Chassis (“Freightliner”), International Truck (“International”), and Ford Motor Company (“Ford”) have been the primary suppliers of chassis. In the event of a disruption in supply from one major supplier, we would attempt to use another major supplier, but there can be no assurance that this attempt would be successful. Nevertheless, in the event of chassis supply disruptions, there could be unforeseen consequences that may have a material adverse effect on our truck body operations.
We also face risks relative to finance and storage charges for maintaining an excess supply of chassis from GM, Freightliner, International, and Ford. Under the converter chassis pool agreements, if a chassis is not delivered to a customer within a specified time frame, we are required to pay finance or storage charges on such chassis.
A change in our customer relationships or in the financial condition of our customers could have a material adverse effect on our business, financial condition, cash flows and results of operations.
We have longstanding relationships with a number of large customers to whom we supply our products. We do not have long-term agreements with these customers. Our success is dependent, to a significant extent, upon the continued strength of these relationships and the growth of our core customers. We often are unable to predict the level of demand for our products from these customers, or the timing of their orders. In addition, the same economic conditions that adversely affect us also often adversely affect our customers. Furthermore, we are subject to a concentration of risk as the five largest customers together accounted for approximately 33% of our aggregate net sales in 2022. Over the previous three years, no customer has individually accounted for greater than 10% of our annual aggregate net sales. The loss of a significant customer or unexpected changes or delays in product purchases could have a material adverse effect on our business, financial condition, cash flows and results of operations.

Significant competition in the industries in which we operate may result in our competitors offering new or better products and services or lower prices, which could have a material adverse effect on our business, financial condition, cash flows and results of operations.
The industries in which we participate are highly competitive. We compete with other manufacturers of varying sizes, some of which have substantial financial resources. Manufacturers compete primarily on the quality of their products, customer relationships, service availability and price. Additionally, we face increasing competition to develop innovative products that result in lower emissions. Manufacturing over-capacity and high leverage of some of our competitors, along with bankruptcies and financial stresses that affected the industry, have in the past contributed, and may in the future contribute to significant pricing pressures.
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
A number of our competitors followed our leadership in the development and use of composite sidewalls that brought them into direct competition with our DuraPlate® products. Our product development is focused on maintaining our leadership for these products but competitive pressures may erode our market share or margins. We hold U.S. and foreign utility and design patents and patent applications on various components and techniques utilized in our manufacturing of transportation equipment and products with expiration dates ranging from 2023 to 2045. We continue to take steps to protect our proprietary rights in our products and the processes used to produce them. However, the steps we have taken may not be sufficient or may not be enforced by a court of law. If we are unable to protect our intellectual properties, other parties may attempt to copy or otherwise obtain or use our products or technology. If competitors are able to use our technology, our ability to effectively compete could be harmed and this could have a material adverse effect on our business, financial condition, cash flows and results of operations. In addition, litigation related to intellectual property could result in substantial costs and efforts which may not result in a successful outcome.

Disruption of our manufacturing operations could have a material adverse effect on our business, financial condition, cash flows and results of operations.
We manufacture our van trailer products at two facilities in Lafayette, Indiana, a flatbed trailer facility in Cadiz, Kentucky, a hardwood floor facility in Harrison, Arkansas, three liquid-transportation systems facilities in New Lisbon, Wisconsin; Fond du Lac, Wisconsin; and Queretaro, Mexico, two engineered products facilities in New Lisbon, Wisconsin; and Elroy, Wisconsin, five truck body facilities in Goshen, Indiana; Cleburne, Texas; Griffin, Georgia; Jonestown, Pennsylvania; and Moreno Valley, California, produce composite products in Lafayette, Indiana, and produce our EcoNexTM products in Little Falls, Minnesota. Our production at these facilities could be subject to disruptions which may include work stoppages, severe weather, natural disaster or other catastrophic events beyond our control. The effects of climate change, including increased severity and frequency of extreme weather events, natural disasters, long term changes in temperature levels and water availability, may exacerbate these risks, and could increase the costs of insuring company assets. An unexpected disruption in our production at any of these facilities for any length of time could have a material adverse effect on our business, financial condition, cash flows and results of operations. Similarly, if one or more of our customers experiences an unexpected disruption, that customer may reduce or halt purchases of our products, which could result in reduced production or other cost-reduction initiatives at our related manufacturing facilities.
Our failure to effectively manage, safeguard, design, manufacture, service, repair, and maintain our leased (or subleased) trailers could have a material adverse effect on our business, financial condition, cash flows and results of operations.
Our Trailers as a Service (TAAS)SM initiative will include leased and subleased trailers. These trailers and our future TAAS initiative trailers will have long economic lives and managing our evolving trailer fleet will be a critical element to our leasing business.
As a new entrant into the leasing and subleasing industry, we will face significant risks and challenges to our business and prospects, including, among other things, with respect to our ability to design and build long-lived products that are aligned with freight leasing customer needs and changes in legislation and regulations in the various markets in which we operate, and cost-effectively maintain and repair our fleet to maximize the economic life of the products and the proceeds we receive from product sales. As the needs of our freight leasing customers and the scope of our customers change, we may incur costs to relocate or retrofit our assets to better meet shifts in demand. If the distribution of our assets is not aligned with regional demand or there is excess leased equipment in the fleet industry, we may be unable to take advantage of sales and leasing opportunities in certain regions, despite excess inventory in other regions.
If we do not appropriately manage the design, manufacture, repair and maintenance of our product fleet, or if we are unexpectedly unable to complete such repair or maintenance or suffer unexpected losses of equipment due to theft or obsolescence, we may be required to incur impairment charges for equipment that is beyond economic repair or incur significant capital expenditures to build new equipment to serve demand. These failures may also result in personal injury or property damage claims and termination of leases or contracts by customers. Costs of contract performance, potential litigation and profits lost from termination could materially adversely affect our future operating results and cash flows. If a significant number of leased units are returned in a short period of time, a large supply of units would need to be remarketed. If we are not able to successfully manage our lease assets or remarket a large influx of units returning from leases, our business, financial condition, cash flows and results of operations may be materially adversely affected.
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
Tax rates in various jurisdictions may be subject to significant change. Changes in tax legislation could significantly impact our overall profitability, the provisions for income taxes, the amount of taxes payable, and our deferred tax asset and liability balances.
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
There is scientific consensus and increased public concern that emissions of greenhouse gases are linked to global climate changes. Climate changes, such as extreme weather conditions, including floods or hurricanes, decreased water availability or quality, sea level changes, extreme fires and overall temperature shifts, may have physical impacts on our facilities and operations, as well as those of our suppliers and customers. Such impacts are geographically specific, highly uncertain and may result in diminished availability of materials, indirect financial risks passed through our supply chain, decreased demand for our products and adverse impacts on our financial performance and operations.
These considerations may also result in additional and increasingly stringent international, national, regional or local legislative or regulatory responses to mitigate greenhouse gas emissions. Timing and scope of any regulations are uncertain and regulation could result in additional costs of compliance, increased energy, transportation and materials costs and other additional expenses to improve the efficiency of our products, facilities and operations. We could also face increased costs related to defending and resolving legal claims and other litigation related to climate change regulations and the alleged impact of our operations on climate change.
Relatedly, the expectations of our customers, stockholders and employees have heightened in areas such as the environment, social matters and corporate governance. Increased public focus requires us to provide information on our approach to these issues, including certain climate-related matters such as mitigating greenhouse gas emissions, and continuously monitor related reporting standards. A failure to adequately meet stakeholder expectations or to comply with climate change related regulations may result in a loss of business, diminished ability to successfully market our products to new and existing customers, decreased demand for our products, diluted market valuation or an inability to attract and retain key personnel.
Failure to meet environmental, social and governance (“ESG”) expectations or standards or to achieve our ESG goals could result in legal and regulatory proceedings against us and materially adversely affect our business, reputation, financial condition, cash flows and results of operations.
We make statements about our ESG goals and initiatives through information provided on our website, press statements and other communications, including through our Corporate Responsibility Report. Our publicly announced goals, commitments and targets, which we may refine or expand further in the future, reflect our current plans and aspirations and are not guarantees that we will be able to achieve them. Responding to these ESG considerations and implementation of these goals and initiatives involves risks and uncertainties, requires investments and are impacted by factors that may be outside our control.

Such risks and uncertainties include:
▪Reputational harm, including damage to our relationships with customers, suppliers, investors, governments or other stakeholders;
▪Adverse impacts on our ability to sell and manufacture products;
▪The success of our collaborations with third parties;
▪Increased risk of litigation, investigations or regulatory enforcement action;
▪Unfavorable ESG ratings or investor sentiment;
▪Diversion of resources and increased costs to control, assess and report on ESG metrics;
▪Our ability to achieve our goals, commitments and targets within the timeframes announced;
▪Access to and increased cost of capital; and
▪Adverse impacts on our stock price.
In addition, some stakeholders may disagree with our goals and initiatives and the focus of stakeholders may change and evolve over time. Stakeholders also may have very different views on where ESG focus should be placed, including differing views of regulators in various jurisdictions in which we operate. Any failure, or perceived failure, to achieve our goals, further our initiatives, adhere to our public statements, comply with federal, state or international ESG laws and regulations or meet evolving and varied stakeholder expectations and standards could result in legal and regulatory proceedings against us and materially adversely affect our business, reputation, financial condition, cash flows and results of operations.
An impairment in the carrying value of goodwill and other long-lived intangible assets could negatively affect our operating results.
We have a substantial amount of goodwill and purchased intangible assets on our balance sheet as a result of acquisitions. As of December 31, 2022, goodwill allocated to our TS and P&S segments was approximately $120.5 million (or 64% of our total goodwill) and $67.9 million (or 36% of our total goodwill), respectively. The carrying value of goodwill represents the fair value of an acquired business in excess of identifiable assets and liabilities as of the acquisition date. The carrying value of other long-lived intangible assets represents the fair value of trademarks and trade names (until the non-cash impairment charge discussed throughout this Annual Report on Form 10-K), customer relationships and technology as of the acquisition date, net of accumulated amortization. Under generally accepted accounting principles, goodwill is required to be reviewed for impairment at least annually, or more frequently if potential interim indicators exist that could result in impairment, and other long-lived intangible assets require review for impairment only when indicators exist. If any business conditions or other factors cause profitability or cash flows to significantly decline, we may be required to record an additional non-cash impairment charge, which could adversely affect our operating results. Events and conditions that could result in impairment include a prolonged period of global economic weakness, a decline in economic conditions or a slow, weak economic recovery, sustained declines in the price of our common stock, adverse changes in the regulatory environment, adverse changes in the market share of our products, adverse changes in interest rates, or other factors leading to reductions in the long-term sales or profitability that we expect.
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

Our ability to fund our working capital needs and capital expenditures, and our ability to pay dividends on our common stock, is limited by the net cash provided by operations, cash on hand and available borrowings under our Credit Agreement (as defined below). Declines in net cash provided by operations, increases in working capital requirements necessitated by an increased demand for our products and services, decreases in the availability under the Credit Agreement or changes in the credit our suppliers provide to us, could rapidly exhaust our liquidity.
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
If our cash flows and capital resources are insufficient to fund our debt service obligations, and other cash requirements, we could face substantial liquidity problems and could be forced to reduce or delay capital expenditures or to sell assets or operations, seek additional capital or restructure or refinance our indebtedness. We may not be able to effect any such alternative measures, if necessary, on commercially reasonable terms or at all and, even if successful, such alternative actions may not allow us to meet our scheduled debt service obligations. Rising interest rates, along with actions by credit ratings agencies, such as downgrades or negative changes to our ratings outlook, may also reduce our ability to access the capital markets and/or increase our cost of capital either of which could have material adverse effects on our financial condition and cash flows. The indenture governing the New Senior Notes and the Credit Agreement (each, as defined below) restrict (a) our ability to dispose of assets and use the proceeds from any such dispositions and (b) the Company’s and our subsidiaries’ ability to raise debt or certain equity capital to be used to repay our indebtedness when it becomes due. We may not be able to consummate those dispositions or to obtain proceeds in an amount sufficient to meet any debt service obligations then due.
Our inability to generate sufficient cash flows to satisfy our debt obligations, or to refinance our indebtedness on commercially reasonable terms or at all, would materially and adversely affect our financial position and results of operations and our ability to satisfy our indebtedness.
If we cannot make scheduled payments on our debt, it will be in default and, as a result, holders of our outstanding debt could declare all outstanding principal and interest to be due and payable, the lenders under the Credit Agreement could terminate their commitments to loan money, our secured lenders could foreclose against the assets securing such borrowings and we could be forced into bankruptcy or liquidation.
Our indebtedness could adversely affect our financial condition and prevent us from fulfilling our obligations thereunder.
As of December 31, 2022, we had approximately $400.0 million of total indebtedness, and approximately $344.3 million of additional borrowings were available and undrawn under the Revolving Credit Agreement (as defined below). We also have other contractual obligations and currently pay a regular quarterly dividend of $0.08 per share, or approximately $4.0 million in the aggregate per quarter.
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
Our ability to manage our business and conduct operations internationally is subject to a number of risks, including the following:
▪public health crises, including the spread of a contagious disease, such as the COVID-19 pandemic (or other future pandemics or epidemics), quarantines or shutdowns related to public health crises and other catastrophic events;
▪economic and political instability, including international conflicts, war, acts of terrorism, or the threat thereof, political or labor unrest, civil unrest, riots, or insurrections;
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
Compliance with complex foreign and U.S. laws and regulations that apply to international operations may increase our cost of doing business and could expose us or our employees to fines, penalties and other liabilities. These numerous and sometimes conflicting laws and regulations include import and export requirements, content requirements, trade restrictions, tax laws, environmental laws and regulations, sanctions, internal and disclosure control rules, data privacy requirements, labor relations laws, and U.S. laws such as the Foreign Corrupt Practices Act and substantially equivalent local laws prohibiting corrupt payments to governmental officials and/or other foreign persons. Any violation of the laws and regulations that apply to our operations and properties could result in, among other consequences, fines, environmental and other liabilities, criminal sanctions against us, our officers or our employees, and prohibitions on our ability to offer our products and services to one or more countries. Such consequences could materially damage our reputation, brand, business, efforts to diversify our business, ability to attract and retain employees, financial condition, cash flows, and results of operations.
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
Our New Senior Notes indenture and Credit Agreement contain restrictive covenants that, if breached, could limit our financial and operating flexibility and subject us to other risks.
Our New Senior Notes indenture and Credit Agreement include customary covenants limiting our ability to, among other things, pay cash dividends, incur debt or liens, redeem or repurchase stock, enter into transactions with affiliates, merge, dissolve, repay subordinated indebtedness, make investments and dispose of assets. As required under our Credit Agreement, we are required to maintain a minimum fixed charge coverage ratio of not less than 1.0 to 1.0 as of the end of any period of 12 fiscal months when excess availability under the facility is less than the greater of (a) 10% of the lesser of (i) the total revolving commitments and (ii) the borrowing base (such lesser amount, the “Line Cap”) and (b) $25 million.
If availability under the Credit Agreement is less than the greater of (i) 10% of the Line Cap and (ii) $25 million for three consecutive business days, if there exists an event of default, amounts in any of the Borrowers’ and the Guarantors’ deposit accounts (other than certain excluded accounts) will be transferred daily into a blocked account held by the Agent and applied to reduce the outstanding amounts under the facility.
As of December 31, 2022, we believe we are in compliance with the provisions of our New Senior Notes indenture and our Credit Agreement. Our ability to comply with the various terms and conditions in the future may be affected by events beyond our control, including prevailing economic, financial and industry conditions.

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

Location	Owned or Leased	Description of Primary Activities at Location	Primary Segment and Products
Cadiz, Kentucky	Owned	Manufacturing	Transportation Solutions (Platform Trailers)
Cleburne, Texas	Owned/Leased	Manufacturing	Transportation Solutions and Parts & Services (Truck Bodies)
Fond du Lac, Wisconsin	Owned	Manufacturing	Transportation Solutions and Parts & Services (Tank Trailers)
Goshen, Indiana	Owned	Manufacturing	Transportation Solutions and Parts & Services (Truck Bodies)
Griffin, Georgia	Owned	Manufacturing	Transportation Solutions and Parts & Services (Truck Bodies)
Jonestown, Pennsylvania	Owned/Leased	Manufacturing	Transportation Solutions and Parts & Services (Truck Bodies)
Lafayette, Indiana	Owned/Leased	Corporate Headquarters, Manufacturing	Transportation Solutions and Parts & Services (Van Trailer Products)
Moreno Valley, California	Owned/Leased	Manufacturing	Transportation Solutions (Truck Bodies)
New Lisbon, Wisconsin	Owned	Manufacturing	Transportation Solutions and Parts & Services (Tank Trailers & Engineered Products)
San José Iturbide, Mexico	Owned	Manufacturing	Transportation Solutions (Tank Trailers)

ITEM 3—LEGAL PROCEEDINGS
As of December 31, 2022, we were named as a defendant or were otherwise involved in numerous legal proceedings and governmental examinations, including class action lawsuits, in connection with the conduct of our business activities, in various jurisdictions, both in the United States and internationally. Accrual for losses have been recorded for those matters deemed both probable and reasonably estimated. On the basis of information currently available to us, management does not believe that existing proceedings and investigations will have a material impact on our consolidated financial condition or liquidity if determined in a manner adverse to us. However, such matters are unpredictable, and we could incur judgments or enter into settlements for current or future claims that could materially and adversely affect our financial statements. Costs associated with the litigation and settlements of legal matters are reported within General and administrative expenses in the Consolidated Statements of Operations.
Environmental Disputes
In August 2014, we received notice as a potentially responsible party (“PRP”) by the South Carolina Department of Health and Environmental Control (the “DHEC”) pertaining to the Philip Services Site located in Rock Hill, South Carolina pursuant to the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and corresponding South Carolina statutes. PRPs include parties identified through manifest records as having contributed to deliveries of hazardous substances to the Philip Services Site between 1979 and 1999. The DHEC’s allegation that we were a PRP arises out of four manifest entries in 1989 under the name of a company unaffiliated with Wabash National Corporation (or any of its former or current subsidiaries) that purport to be delivering a de minimis amount of hazardous waste to the Philip Services Site “c/o Wabash National Corporation.” As such, the Philip Services Site PRP Group (the “PRP Group”) notified Wabash in August 2014 that it was offering us the opportunity to resolve any liabilities associated with the Philip Services Site by entering into a Cash Out and Reopener Settlement Agreement (the “Settlement Agreement”) with the PRP Group, as well as a Consent Decree with the DHEC. We have accepted the offer from the PRP Group to enter into the Settlement Agreement and Consent Decree, while reserving its rights to contest its liability for any deliveries of hazardous materials to the Philips Services Site. The requested settlement payment is immaterial to our financial condition and results of operations, and as a result, if the Settlement Agreement and Consent Decree are finalized, the payment to be made by us thereunder is not expected to have a material adverse effect on our financial condition or results of operations.
On November 13, 2019, we received notice that we were considered one of several PRPs by the Indiana Department of Environmental Management (“IDEM”) under CERCLA and state law related to substances found in soil and groundwater at a property located at 817 South Earl Avenue, Lafayette, Indiana (the “Site”). We have never owned or operated the Site, but the Site is near certain of our owned properties. In 2020, we agreed to implement a limited work plan to further investigate the source of the contamination at the Site and worked with IDEM and other PRPs to finalize the terms of the work plan. We submitted our initial site investigation report to IDEM during the third quarter of 2020, indicating that the data collected by our consultant confirmed that our properties are not the source of contamination at the Site. In December 2021, after completing further groundwater sampling work, we submitted to IDEM a supplemental written report, which again stated that we are not a responsible party and our properties are not a source of any contamination. In June 2022, we and other PRPs finalized Work Plan Addendum No. 3, which provides for additional groundwater sampling on another PRP property in the next six months. As of December 31, 2022, based on the information available, we do not expect this matter to have a material adverse effect on our financial condition or results of operations.
ITEM 4—MINE SAFETY DISCLOSURES
Not Applicable.
PART II
ITEM 5—MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Information Regarding our Common Stock
Our common stock is traded on the New York Stock Exchange under the ticker symbol “WNC.” The number of record holders of our common stock at February 15, 2023 was 534.
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

Performance Graph
The following graph shows a comparison of cumulative total returns for an investment in our common stock, the S&P 500 Composite Index, and the Dow Jones Transportation Index. It covers the period commencing December 31, 2017 and ending December 31, 2022. The graph assumes that the value for the investment in our common stock and in each index was $100 on December 31, 2017.
Comparative of Cumulative Total Return
December 31, 2017 through December 31, 2022
among Wabash National Corporation, the S&P 500 Index,
and the Dow Jones Transportation Index

	Base Period December 31,	Indexed Returns Years ended December 31,
Company/Index	2017	2018	2019	2020	2021	2022
Wabash National Corporation	$100.00	$61.29	$70.77	$84.12	$96.84	$113.67
S&P 500 Index	$100.00	$93.76	$120.84	$140.49	$178.27	$143.61
Dow Jones Transportation Index	$100.00	$86.41	$102.72	$117.85	$155.28	$126.19
Purchases of Our Equity Securities
In August 2021, we announced that our Board of Directors approved the repurchase of an additional $150 million in shares of common stock over a three-year period. This authorization was an increase to the previous $100 million repurchase programs approved in November 2018, February 2017, and February 2016. The repurchase program is set to expire in August 2024. Stock repurchases under this program may be made in the open market or in private transactions at times and in amounts determined by us. During the fourth quarter of 2022, there were 461,662 shares repurchased pursuant to our repurchase program. As of December 31, 2022, $105.2 million remained available under the program. Additionally, for the quarter ended December 31, 2022, there were 1,576 shares surrendered or withheld to cover minimum employee tax withholding obligations generally upon the vesting of restricted stock awards.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Amount That May Yet Be Purchased Under the Plans or Programs ($ in millions)
October 2022	191,225	$16.88	190,610	$111.7
November 2022	139,956	$23.88	139,902	$108.3
December 2022	132,057	$24.00	131,150	$105.2
Total	463,238	$21.02	461,662	$105.2

ITEM 6—RESERVED
ITEM 7—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) describes the matters that we consider to be important to understanding the results of our operations for each of the two years in the period ended December 31, 2022, and our capital resources and liquidity as of December 31, 2022. Our discussion begins with a COVID-19 update as well as our assessment of the condition of the North American trailer industry along with a summary of the actions we have taken to strengthen the Company. We then analyze the results of our operations for the last two years, including the trends in the overall business and our operating segments, followed by a discussion of our cash flows and liquidity, capital markets events and transactions, our debt obligations, and our contractual commitments. We also provide a review of the critical accounting judgments and estimates that we have made that we believe are most important to an understanding of our MD&A and our consolidated financial statements. We conclude our MD&A with information on recent accounting pronouncements that we adopted during the year, if any, as well as those not yet adopted that may have an impact on our financial accounting practices, if any.
For discussion of results of operations for the year ended December 31, 2021 compared to the results of operations for the year ended December 31, 2020, see Part II, Item 7,—”Management's Discussion and Analysis of Financial Condition and Results of Operations” of our 2021 Annual Report on Form 10-K, filed with the SEC on February 24, 2022.
COVID-19 Update
In March 2020, a global pandemic was declared by the World Health Organization related to COVID-19. This pandemic has created significant uncertainties and disruptions in the global economy. We continue to monitor the ongoing challenges of an endemic infection and remain focused on the health and safety of our employees, as well as the health of our business, as we manage our operating plans and consider the most recent developments, the best practice guidelines by health experts, the number of cases in the United States, and local, state, and federal requirements. While we have moved to an endemic phase, the COVID-19 pandemic has had lasting effects and continues to cause supply chain, labor, and raw material constraints that impact global markets.
Refer to Part I, Item 1A, “Risk Factors” for additional information regarding the potential impact of the COVID-19 pandemic on the Company.
Executive Summary
The most recent estimates from industry forecasters ACT Research Co. (“ACT”) and FTR Associates (“FTR”) indicate total United States trailer production levels for 2022 of approximately 304,000 and 305,000, respectively, which each represent an increase of approximately 14% from 2021 production levels. While there remains some uncertainty in the industry, particularly around supply chain disruptions and labor shortages that are partially due to COVID-19 impacts, the outlook for the overall trailer market remains strong, and we believe our backlog of orders provides a solid foundation for 2023.
Current estimates from ACT and FTR for 2023 United States trailer production are 303,000 and 318,000, respectively, representing a decrease and an increase from 2022 of approximately -0.4% and 4%, respectively. These estimates are generally in-line with our expectations as trailer manufacturers, consistent with prior year, prepare to ramp-up production for strong 2023 demand.
In addition, ACT is forecasting annual new trailer production levels for 2024, 2025, 2026, and 2027 of approximately 275,000, 309,000, 286,000, and 298,000, respectively. We believe these estimates for production will remain above replacement demand over the next several years. While these estimates are more historically consistent production levels in the trailer industry, industry forecasters continue to note that certain issues, such as supply chain constraints and tight labor markets, could impact these estimates and production. We believe we are well positioned to capitalize on strong demand in 2023, and we remain well-suited in case the environment diverges from our expectations with a strong balance sheet and liquidity profile.

Despite a certain degree of continued uncertainty of the full impact of the COVID-19 pandemic, primarily centered around supply chain disruptions and labor shortages, we believe we have maintained a solid position from a liquidity perspective over the last several years. While we are focused in the near-term on executing on strong demand in 2023, we also continue to work on strategic initiatives to profitably grow the Company in the long-term. This includes adding 20% more dry van manufacturing capacity, with production scheduled to begin during the first half of 2023. We continue to believe this additional manufacturing capacity will allow us to go-to-market with a portfolio-based selling approach that leverages the breadth of our products. During 2022, we announced the launch of our AcuthermTM portfolio of solutions for intelligent thermal management. These solutions are positioned to provide enhanced thermal management performance over a wide range of use environments and applications. The overarching AcuthermTM brand umbrella encompasses our innovative EcoNexTM technology, which is being designed to offer lighter weight paired with thermal advantages that do not sacrifice structural integrity. In connection with this initiative, in August 2022 we announced a $20 million investment to be made in our manufacturing capacity to scale our EcoNexTM technology within refrigerated vans, truck bodies, and other transportation and logistics related products. We believe that continuing to bring new technologies to market combined with our focus on building out adjacent revenue opportunities, including parts and services, will provide us with opportunities for growth.
The Company’s operating performance throughout 2022 highlights the success of our adaptability, balanced growth, and diversification, all of which are driven by our long-term strategic plan to transform the Company into the visionary leader of connected solutions for the transportation, logistics, and distribution industries. We will also continue to maintain our focus and expertise in lean and six sigma optimization initiatives to support a higher growth and margin profile as One Wabash. Operating income in 2022 totaled $166.6 million and operating margin was 6.7%, both of which are significant increases from 2021 driven in part by higher sales and stronger demand for our products. Additional discussion related to financial results are included in the “Results of Operations” section below.
In addition to our commitment to sustain profitable growth within each of our existing reporting segments, our long-term strategic initiatives include a focus on diversification efforts, both organic and strategic, to continue to transform Wabash into a lean, visionary leader of connected solutions with a higher growth and margin profile to successfully deliver a greater value to our shareholders. Our strategy is centered around our ability to scale core competencies by growing in and around core markets with known customers—this strategy is evidenced by our multi-year order agreement with J.B. Hunt Transport Inc., which we announced in January 2023.
Key strategic initiatives include, but are not limited to, cold chain, e-commerce and logistics, and parts and services. Our ability to generate solid margins and cash flows and a healthy balance sheet should position the Company with ample resources to (1) fund our internal capital needs to support both organic growth and productivity improvements, (2) optimize our debt leverage and other financial ratios, (3) return capital to shareholders, and (4) selectively pursue strategic acquisitions. We will continue our internal effort to strategically identify potential acquisition or partnership targets that we believe can create shareholder value and accelerate our growth and diversification efforts, while leveraging our strong competencies in manufacturing execution, sourcing and innovative engineering leadership to assure strong value creation. Organically, our focus is on profitably growing and diversifying our operations through leveraging our existing assets, capabilities, and technology into higher margin products and markets and thereby providing value-added customer solutions.
Throughout 2022, we demonstrated our commitment to be responsible stewards of the business by maintaining a balanced approach to capital allocation. Even with a certain degree of continued uncertainty due in part to the COVID-19 pandemic, our operational performance, healthy backlog and industry outlook, and financial position provided us the opportunity to take specific actions as part of the ongoing commitment to prudently manage the overall financial risks of the Company, returning capital to our shareholders, and deleveraging our balance sheet. These actions included repurchasing $30.9 million of common stock under the share repurchase program approved by our Board of Directors and paying dividends of $16.0 million. In addition, as further described in the “Liquidity and Capital Resources” section below, in September 2022 we amended our Revolving Credit Agreement. The amendment increased the total credit facility to $350 million, extended the maturity to September 2027, which is the nearest maturity date of our long-term debt, and as of December 31, 2022, there were no amounts outstanding under the Revolving Credit Agreement. The amendment also supports our Trailers as a Service (TAAS)SM initiative, which provides access to trailers, supported by our national dealer network and the Wabash Parts LLC parts and distribution entity we created with our partner during the second quarter of 2022. Collectively, these actions demonstrate our confidence in the financial outlook of the Company and our ability to generate cash flow, both near and long term, and reinforce our overall commitment to deliver shareholder value while maintaining the flexibility to continue to execute our strategic plan for profitable growth and diversification.

In addition to overall industry risks, there are downside risks relating to issues with both the domestic and global economies, including the housing, energy, and construction-related markets in the U.S. Other potential risks as we proceed into 2023 primarily relate to our ability to effectively manage our manufacturing operations, including ongoing labor shortages, disruption of our supply chain, and our overall business with the increase in production to meet demand. In addition, the cost of raw materials, commodities, and components are also potential risks. Significant increases in the cost of certain commodities, raw materials or components have had, and may continue to have, an adverse effect on our results of operations. As has been our practice, we will endeavor to pass raw material and component price increases to our customers in addition to continuing our cost management and hedging activities in an effort to minimize the risk that changes in material costs could have on our operating results. In addition, we rely on a limited number of suppliers for certain key components and raw materials in the manufacturing of our products, including tires, landing gear, axles, suspensions, aluminum extrusions, chassis and specialty steel coil. While we have taken actions to mitigate certain of these risks, which include our previously announced supply agreements with Hydro and Ryerson, at the current and expected demand levels, there may be additional or increased shortages of supplies of raw materials or components which would have an adverse impact on our ability to meet demand for our products. Despite these risks, we believe we are well positioned to capitalize on strong overall demand levels while maintaining or growing margins through improvements in product pricing as well as productivity and other operational excellence initiatives.
As we enter 2023, we will continue to adjust to changes in the current environment, preserve the strength of our balance sheet, prioritize the safety of our employees, and ensure the liquidity and financial well-being of the Company. We believe we remain well-positioned for both near-term and long-term success in the transportation, logistics, and distribution industries because: (1) our core customers are among the major participants in the transportation, logistics, and distribution industries; (2) our technology and innovation provides value-added and solutions for our customers by reducing operating costs, improving revenue opportunities, and solving unique transportation problems; (3) our Wabash Management System (“WMS”) principles and processes and enterprise-wide lean efforts drive focus on the interconnected processes that are critical for success across our business; (4) our significant brand recognition, including our January 2022 rebranding as Wabash®, presence throughout North America, and the utilization of our extensive dealer network to market and sell our products; and (5) our One Wabash approach to create a consistent, superior experience for all customers who seek our connected solutions in the transportation, logistics, and distribution markets. By continuing to be an innovation leader in the transportation, logistics, and distribution industries we expect to leverage our existing assets and capabilities into higher margin products and markets by delivering connected value-added customer solutions.
Operating Performance
We generally measure our operating performance in five key areas – Safety/Morale, Quality, Delivery, Cost Reduction, and Environment. We maintain a continuous improvement mindset in each of these key performance areas.
Safety/Morale. The safety of our employees is our number one priority. We demonstrate this core value by working on innovations to protect the people who operate our equipment and partnering with others to promote higher standards in transportation and manufacturing. We continually focus on reducing the severity and frequency of workplace injuries to create a safe environment for our employees and minimize workers compensation costs. We believe that our improved environmental, health, and safety management translates into higher labor productivity and lower costs as a result of less time away from work and improved system management. See the “Human Capital Resources and Management” section in Part I, Item 1, "Business" of this Annual Report on Form 10-K for additional detail on our commitment to safety and human capital.
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

▪External performance.  We actively track our warranty claims and costs to identify and drive improvement opportunities in quality and reliability. Early life cycle warranty claims for our van trailers are trended for performance monitoring. Using a unit-based warranty reporting process to track performance and document failure rates, early life cycle warranty units per 100 van trailers shipped averaged approximately 1.5, 1.9, and 2.0 units in 2022, 2021 and 2020, respectively. Continued low claim rates have been driven by our successful execution of continuous improvement programs centered on process variation reduction and responding to the input from our customers. We expect that these activities will continue to drive down our total warranty cost profile.
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
▪We continue to remain focused on the availability of labor and any potential challenges as we enter 2023 and look to increase our operational capacity to meet the demand in the transportation, logistics, and distribution markets. We expect to continue to add additional labor during 2023 to support our operations and production to meet expected demand.
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
Cost Reduction and our Operating System. The WMS allows us to develop and scale high standards of excellence across the organization. We believe in our One Wabash approach and standardized processes to drive and monitor performance inside our manufacturing facilities. Continuous improvement is a fundamental component of our operational excellence focus. Our focus on leveraging One Wabash and the WMS mindset across the Company, for example, has allowed us to make strides in all areas of manufacturing including safety, quality, on-time delivery, cost reduction, employee morale, and environment. We continue to maintain focus on continuous improvement. In the past several years, we made adjustments throughout our processes to align variable and fixed costs with capacity, and created leaner internal processes in multiple areas. In addition, we continued to invest capital in our processes to reduce variable cost, lowered inherent safety risk in our processes, improved overall consistency in our manufacturing processes, and maintained our assets to capitalize on any economic and/or industry upswings. Finally, we took actions to align our business portfolio with our broader strategic plan.
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
During 2021, our recycling programs and use of recycled materials saved 297,000 cubic yards of landfill space (an increase of 76,000, or 34%, from 2020), 64,300,000 kilowatt-hours of electricity (an increase of 15,300,000, or 31%, from 2020), 56,700 metric tons of greenhouse gas emissions (an increase of 11,700, or 26%, from 2020), and 31,200 mature trees (an increase of 5,200, or 20%, from 2020). In addition, in January 2022 we were recognized among Newsweek’s America’s Most Responsible Companies 2022.
Additionally, Wabash views remanufacturing as an opportunity to help customers extend the useful life of their equipment, which reduces the amount of raw materials needed to produce new machinery. In 2021, revenue from remanufacturing totaled approximately $8.4 million.
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
Our 2021 Corporate Responsibility Report is available on our website (ir.onewabash.com) and references the ongoing environmental, social, and governance (“ESG”) initiatives that demonstrate our commitment to sustainability and social responsibility. The content on any website referred to in this Annual Report on Form 10-K is not incorporated by reference into this Annual Report on Form 10-K unless expressly noted.
Industry Trends
Trucking in the U.S., according to the American Trucking Association (“ATA”), was estimated to be a $875.5 billion industry in 2021, representing approximately 81% of the total U.S. transportation industry revenue. From a financial (e.g., value) industry perspective, this represents an increase of approximately 19.6% from ATA’s 2020 estimate and is materially consistent with the prior year as a percentage of the total U.S. transportation industry revenue (81% in 2021 vs. 80% in 2020). Furthermore, ATA estimates that approximately 72.2% of all domestic freight tonnage in 2021 was carried by trucks, and 302.1 billion miles were traveled by registered trucks in 2020. Trailer demand is a direct function of the amount of freight to be transported. To monitor the state of the industry, we evaluate a number of indicators related to trailer manufacturing and the transportation industry. Recent trends we have observed include the following:
Transportation / Trailer Cycle. The trailer industry generally follows the transportation industry cycles. Data related to new trailer shipments over the last nine years is shown below.

	2014	2015	2016	2017	2018	2019	2020	2021	2022
New Trailer Shipments	269,000	308,000	286,000	290,000	323,000	328,000	210,000	265,000	302,000
Year-Over-Year Change (%)	15%	14%	(7)%	1%	11%	2%	(36)%	26%	14%
The most recent estimates from industry forecasters ACT Research Co. (“ACT”) and FTR Associates (“FTR”) indicate total United States trailer production levels for 2022 of approximately 304,000 and 305,000, respectively, which each represent an increase of approximately 14% from 2021 production levels. While there remains some uncertainty in the industry, particularly around supply chain disruptions and labor shortages that are partially due to COVID-19 impacts, the outlook for the overall trailer market remains strong, and we believe our backlog of orders provides a solid foundation for 2023.
Current estimates from ACT and FTR for 2023 United States trailer production are 303,000 and 318,000, respectively, representing a decrease and an increase from 2022 of approximately -0.4% and 4%, respectively. These estimates are generally in-line with our expectations as trailer manufacturers, consistent with prior year, prepare to ramp-up production for strong 2023 demand.
In addition, ACT is forecasting annual new trailer production levels for 2024, 2025, 2026, and 2027 of approximately 275,000, 309,000, 286,000, and 298,000, respectively. We believe these estimates for production will remain above replacement demand over the next several years. While these estimates are more historically consistent production levels in the trailer industry, industry forecasters continue to note that certain issues, such as supply chain constraints and tight labor markets, could impact these estimates and production. We believe we are well positioned to capitalize on strong demand in 2023, and we remain well-suited in case the environment diverges from our expectations with a strong balance sheet and liquidity profile.

New Trailer Orders. According to ACT, net orders in 2022 were approximately 362,000 trailers, a 45% increase from 249,000 trailers ordered in 2021. Net orders for the dry vans segment, the largest within the trailer industry, were approximately 226,000, an increase of 68% from 2021. These increases are generally consistent with our expectations due to the increase in demand during 2022, despite certain supply chain issues and staffing shortfalls that remained in the industry throughout 2022.
Transportation Regulations and Legislation. There are several different areas within both federal and state government regulations and legislation that are expected to have an impact on trailer demand, including:
▪On July 15, 2022, the National Highway Traffic Safety Administration (“NHTSA”) issued the final rule to upgrade Federal Motor Vehicle Safety Standard (“FMVSS”) No. 223, ‘‘Rear impact guards,’’ and FMVSS No. 224, ‘‘Rear impact protection,’’ which together provide protection for occupants of passenger vehicles in crashes into the rear of trailers. This final rule adopts requirements of Canada Motor Vehicle Safety Standard (“CMVSS”) No. 223, ‘‘Rear impact guards’’ for energy absorption, loadings, and the definition for rear extremity. Additionally, it defines an acceptable elimination of load path during the energy absorption test. The final rule is effective on January 11, 2023, with a compliance date of July 15, 2024. The majority of our trailer products comply with the final rule, while certain tank trailer models will require modifications.
▪The U.S. Environmental Protection Agency (“EPA”) and NHTSA proposed new greenhouse gas regulations (“GHG2”) that were released in August 2016. The Truck Trailer Manufacturers Association filed a petition in the U.S. Court of Appeals seeking review of the rule as it relates to the authority of the agencies to regulate trailers under the Clean Air Act. In November 2021, the court ruled that trailers are not subject to federal emissions regulations, making the EPA GHG2 rule inapplicable to our van, platform, and tank trailers.
▪On May 14, 2022, the Canadian Department of the Environment announced an interim order delaying the trailer portions of Canada’s GHG2 until at least May 14, 2023. This rule mirrored the EPA GHG2 regulations, and would only apply to Wabash trailers registered in Canada.
▪In December 2017, the California Air Resource Board (“CARB”) unveiled its own proposal for new greenhouse gas standards for medium- and heavy-duty trucks and trailers that operate in California. On September 27, 2018, CARB approved for adoption the California Phase 2 GHG regulation. That regulation largely aligns California’s GHG emission standards and test procedures with the federal Phase 2 GHG emission standards and test procedures, however it would remain applicable to Wabash trailers registered in the state of California. The CARB requirements to be met for model years 2021, 2024, and 2027 become progressively more stringent and are driven by tire rolling resistance and pressure monitoring, aerodynamic drag, and weight—all of which effect CO2 emissions.
▪On December 3, 2019, CARB issued an official advisory notifying trailer manufacturers that CARB will be suspending enforcement of GHG2 trailer requirements, and will provide at least a six-month written notice prior to commencement of enforcing GHG2. CARB continues to process and approve voluntary applications during the suspension period. If we were to receive CARB’s 6-month advance notice of enforcement, more stringent van trailer standards would become effective in model year 2024 and model year 2027—requiring more advanced fuel efficiency technologies, such as rear boat tails and higher percentage improvement side skirts and tires. (While CARB’s 2021 requirements remain intact, they are not enforced—however, if we were to receive the 6-month advance notice of enforcement prior to 2024, the 2021 objectives would become the requirement.) CARB continues to suspend enforcement as a 6-month written notice has not been issued. We will continue preparations to become compliant if and when official notice has been received for commencement of the regulation.
Other Developments. Other developments and potential impacts on the industry include:
▪While EPA and NHTSA are unable to regulate trailers due to a previous ruling, which reduces the risk to trailer manufacturers in the near term, CARB continues to seek additional states to join their position in attempting to drive regulation at the state level.
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

▪The expected transition from diesel tractors (and their coolant systems) to electric or fuel cell vehicles changes how heated or cooled trailers can regulate temperature. This creates a market need for alternate heating and cooling solutions.
Results of Operations
The following table sets forth certain operating data as a percentage of net sales for the periods indicated:

	Years Ended December 31,
	2022	2021	2020
Net sales	100.0%	100.0%	100.0%
Cost of sales	87.1%	89.1%	89.2%
Gross profit	12.9%	10.9%	10.8%

General and administrative expenses	4.5%	4.9%	6.3%
Selling expenses	1.1%	1.3%	1.7%
Amortization of intangibles	0.6%	1.3%	1.5%
Impairment and other, net	—%	1.5%	7.1%
Income (loss) from operations	6.7%	1.9%	(5.8)%

Interest expense	(0.8)%	(1.3)%	(1.6)%
Other, net	—%	(0.5)%	—%
Income (loss) before income taxes	5.9%	0.1%	(7.4)%

Income tax expense (benefit)	1.3%	—%	(0.8)%
Net income (loss)	4.5%	0.1%	(6.6)%

2022 Compared to 2021
Net Sales
Net sales in 2022 increased $698.9 million, or 38.8%, compared to 2021. By business segment, net sales prior to intersegment eliminations and related trailer units sold were as follows (dollars in thousands):

	Year Ended December 31,		Change
	2022	2021	Amount	%
	(prior to elimination of intersegment sales)
Sales by Segment
Transportation Solutions	$2,320,914	$1,633,319	$687,595	42.1%
Parts & Services	193,476	177,166	16,310	9.2%
Eliminations	(12,261)	(7,217)
Total	$2,502,129	$1,803,268	$698,861	38.8%

New Units Shipped	(units)
Trailers	52,035	45,365	6,670	14.7%
Truck bodies	14,800	16,560	(1,760)	(10.6)%
Total	66,835	61,925	4,910	7.9%

Used Units Shipped	(units)
Trailers	95	95	—	—%
TS segment sales, prior to the elimination of intersegment sales, were $2,320.9 million in 2022, an increase of $687.6 million, or 42.1%, compared to 2021. The increase in sales was primarily due to a 14.7% increase in new trailer shipments as 52,035 trailers were shipped in 2022 compared to 45,365 trailer shipments in 2021. New truck bodies shipped during 2022 totaled 14,800 compared to 16,560 truck bodies in prior year, a decrease of 10.6%, primarily due to continued supply chain challenges. The increase in new trailer shipments resulted in an approximate 49% increase in new trailer revenue, driven by stronger demand for our dry van offerings as well as our platform and tank trailers. Despite the decrease in truck body shipments from the prior year period, truck body revenue increased approximately $25.9 million year-over-year. Revenue per new trailer unit and truck body increased from prior year, due in part to pricing actions to partially offset the increase in commodity costs.
P&S segment sales, prior to the elimination of intersegment sales, were $193.5 million in 2022, an increase of $16.3 million, or 9.2%, compared to 2021. The overall increase in sales was primarily attributable to the Wabash Parts LLC parts and distribution entity that we created with our partner during the second quarter of 2022, which had approximately $12.4 million of sales during 2022. In addition, there was higher overall demand for our parts, services, and upfitting offerings in the current year. These increases in sales were partially offset by the sale of our Extract Technology® business during the second quarter of 2021, which had sales totaling approximately $11.7 million during 2021. We also completed the closure of 17 service locations during 2021 that attributed to approximately $7.3 million of sales.
Cost of Sales
Cost of sales was $2,179.4 million in 2022, an increase of $572.6 million, or 35.6%, compared to 2021. Cost of sales is comprised of material costs, a variable expense, and other manufacturing costs, comprised of both fixed and variable expenses, including direct and indirect labor, outbound freight, overhead expenses, and depreciation.
TS segment cost of sales was $2,043.1 million in 2022, an increase of $576.4 million, or 39.3%, compared to 2021. The increase in cost of sales, which was primarily driven by higher sales and production volumes on account of stronger demand, was due to an increase in materials costs of approximately $434.5 million, or 42.4%, and higher labor and employee-related costs of approximately $76.9 million. An additional increase related to outside services, operating supplies, repairs and maintenance, and depreciation, which totaled approximately $31.6 million.
P&S segment cost of sales, prior to the elimination of intersegment sales, was $148.6 million in 2022, an increase of $8.3 million, or 5.9%, compared to 2021. The overall increase in cost of sales was due to the Wabash Parts LLC parts and distribution entity of approximately $11.0 million, as well as higher materials costs related to our other parts, services, and upfitting offerings. These increases were partially offset by the sale of our Extract Technology® business during the second quarter of 2021 and the closure of 17 service locations during 2021, both of which aggregated to approximately $19.9 million of cost of sales.

Gross Profit
Gross profit was $322.7 million in 2022, an increase of $126.2 million, or 64.2% from 2021. Gross profit as a percentage of sales, or gross margin, was 12.9% in 2022 as compared to 10.9% in 2021. Gross profit by segment was as follows (in thousands):

	Year Ended December 31,		Change
	2022	2021	$	%
Gross Profit by Segment
Transportation Solutions	$277,842	$166,630	$111,212	66.7%
Parts & Services	44,849	36,870	7,979	21.6%
Corporate and Eliminations	—	(7,033)	7,033
Total	$322,691	$196,467	$126,224	64.2%
TS segment gross profit was $277.8 million in 2022 compared to $166.6 million in 2021, an increase of $111.2 million. Gross profit, as a percentage of net sales prior to the elimination of intersegment sales, was 12.0% in 2022 as compared to 10.2% in 2021, an increase of 1.8%. The overall increase in gross profit from the prior year period was primarily driven by an increase in our dry vans products of approximately $111.9 million and increases in gross profit for our truck bodies, platforms, and tank trailers products, all of which were generally attributable to higher demand for these products compared to the prior year period. Gross profit as a percentage of net sales increased from the prior year period primarily due to pricing actions to partially recover increases in materials costs.
P&S segment gross profit was $44.8 million in 2022 compared to $36.9 million in 2021. Gross profit, as a percentage of net sales prior to the elimination of intersegment sales, was 23.2% in 2022 compared to 20.8% in 2021, an increase of 2.4%. This increase was generally related to higher gross profit in our parts, services, and upfitting offerings in the current year period (due in part to product mix), as well as exit costs incurred during the third quarter of 2021 related to the closure of service locations. In addition, the Wabash Parts LLC parts and distribution entity had gross profit during 2022 of approximately $1.4 million.
General and Administrative Expenses
General and administrative expenses were $113.1 million in 2022, an increase of $24.3 million, or 27.3%, compared to 2021. The increase from the prior year period was due in part to an increase of approximately $9.0 million in general and administrative employee-related costs, including benefits and incentive programs. There was also an increase in professional fees and outside services costs of approximately $7.8 million. In addition, depreciation, rental, and maintenance expenses increased a total of approximately $3.0 million, and travel-related expenses increased approximately $0.9 million. General and administrative expenses, as a percentage of net sales, were 4.5% in 2022 compared to 4.9% in 2021. The overall decrease in general and administrative expenses as a percentage of net sales was primarily attributable to the increase in sales compared to the prior year period.
Selling Expenses
Selling expenses were $27.1 million in 2022, an increase of $3.4 million, or 14.3%, compared to 2021. The increase was primarily attributable to an increase in advertising and promotional costs of approximately $2.7 million, which is due in part to expenses related to our Ignite Conference during 2022, where senior leaders from more than 148 companies representing Wabash’s suppliers, customers, dealers, and partners came together to reshape and reimagine the future of transportation, logistics, and distribution. In addition, there were increases in professional and outside services costs of approximately $0.7 million and travel-related expenses of approximately $0.3 million. As a percentage of net sales, selling expenses were 1.1% in 2022 compared to 1.3% in 2021. The overall decrease in selling expenses as a percentage of net sales was primarily attributable to the increase in sales compared to the prior year period.
Amortization of Intangibles
Amortization of intangibles was $15.2 million in 2022 compared to $22.9 million in 2021. Amortization of intangibles was the result of expenses recognized for intangible assets recorded from the acquisitions of Walker in May 2012 and Supreme in September 2017. The decrease from the prior year period is primarily attributable to the write-off of approximately $28.3 million in trade name and trademark intangible assets during the fourth quarter of 2021 as part of our rebranding as Wabash®, which is further described throughout this Annual Report on Form 10-K for the year ended December 31, 2022. In addition, we sold our Extract Technology® business during the second quarter of 2021 and wrote-off the related intangible assets as part of the sale. Finally, certain of the intangible assets recorded upon the acquisition of Walker in May 2012 became fully amortized during the second quarter of 2022.

Impairment and Other, Net
Impairment and other, net was a net loss of $0.7 million during 2022 and a net loss of $27.6 million during 2021. The net loss during 2022 is primarily related to the impairment of $1.0 million of construction-in-progress projects that were no longer expected to be completed and the write-off of certain property, plant, and equipment and IT-related assets. These items were partially offset by the sale of a building (and the related land) as further described in Note 21, which resulted in a gain of approximately $0.7 million.
The prior year activity was primarily attributable to non-cash impairment charges of approximately $28.3 million during the fourth quarter of 2021 related to trade name and trademark intangible assets due to the significant reduction in the related useful lives of these assets in connection with our rebranding initiative. We also impaired unused and obsolete property, plant, and equipment assets during the first quarter of 2021 totaling approximately $0.8 million. These items were partially offset by the sale of our Extract Technology® business during the second quarter of 2021, which resulted in a gain on sale of approximately $1.9 million. Additional activity during 2021 relates to sales of property, plant, and equipment assets.
Other Income (Expense)
Interest expense in 2022 totaled $20.5 million compared to $23.1 million in 2021. Interest expense relates to interest and non-cash accretion charges on our Senior Notes due 2028 (during 2022 and 2021), Revolving Credit Agreement (during 2022 and 2021), Senior Notes due 2025 (during 2021), and New Term Loan Credit Agreement (during 2021). The decrease from the prior year period is primarily attributable to the repayment of the New Term Loan Credit Agreement in full during the fourth quarter of 2021, partially offset by interest on borrowings under the Revolving Credit Agreement during 2022.
Other, net for 2022 represented income of $0.3 million as compared to expense of $9.1 million for 2021. Income for the current year period is primarily related to interest income. The expense in the prior year is primarily attributable to debt extinguishment charges totaling $9.5 million from the redemption in full of the Senior Notes due 2025 and to repay in full the outstanding borrowings under the New Term Loan Credit Agreement.
Income Taxes
We recognized income tax expense of $33.7 million in 2022 compared to income tax expense of $0.1 million in 2021. The effective tax rate for 2022 was 23.0% compared to 9.8% for 2021. The effective tax rate for both 2022 and 2021 differs from the U.S. Federal statutory rate of 21% primarily due to the impact of state and local taxes and discrete items, including stock-based compensation and tax credits. Net cash paid for income taxes in 2022 was $18.3 million compared to net refunds received during 2021 of $0.5 million.
Liquidity and Capital Resources
Capital Structure
Our capital structure is comprised of a mix of debt and equity. As of December 31, 2022, our debt to equity ratio was approximately 1.0:1.0. Our long-term objective is to generate operating cash flows sufficient to support the growth within our businesses and increase shareholder value. This objective will be achieved through a balanced capital allocation strategy of sustaining strong liquidity, maintaining healthy leverage ratios, investing in the business, both organically and strategically, and returning capital to our shareholders. As of May 11, 2021, our Board of Directors designated a Finance Committee for the primary purpose of assisting the Board in its oversight of the Company’s capital structure, financing, investment, and other financial matters of importance to the Company.
Throughout 2022, and in keeping to this balanced approach, we repurchased $30.9 million of common stock under the share repurchase program approved by our Board of Directors and paid dividends of $16.0 million. In addition, as further described below in the “Debt Agreements and Related Amendments” section below, in September 2022 we amended our Revolving Credit Agreement. The amendment increased the total credit facility to $350 million and extended the maturity to September 2027, which is the nearest maturity date of our long-term debt. As of December 31, 2022, there were no amounts outstanding under the Revolving Credit Agreement. Collectively, these actions demonstrate our confidence in the financial outlook of the Company and our ability to generate cash flow, both near and long term, and reinforce our overall commitment to deliver shareholder value while maintaining the flexibility to continue to execute our strategic plan for profitable growth and diversification.

Despite continued uncertainty of the full impact of the COVID-19 pandemic, we believe we have maintained a solid position from a liquidity perspective over the last several years. Our liquidity position, defined as cash on hand and available borrowing capacity on the Revolving Credit Facility, amounted to $401.2 million as of December 31, 2022 and $258.0 million as of December 31, 2021, an increase of 56%. The increase from the prior year is primarily attributable to higher available capacity under the Revolving Credit Agreement (which as noted above was amended during the third quarter of 2022). For 2023, we expect to continue our commitment to fund our working capital requirements, capital expenditures, and our Trailers as a Service (TAAS)SM initiative from operations or available borrowing capacity under the Revolving Credit Agreement (as needed). This includes adding 20% more dry van manufacturing capacity, with production scheduled to begin during the first half of 2023. We continue to believe this additional manufacturing capacity will allow us to go-to-market with a portfolio-based selling approach that leverages the breadth of our products. In addition, in August 2022 we announced a $20 million investment to be made in our manufacturing capacity to scale our EcoNexTM technology within refrigerated vans, truck bodies, and other transportation and logistics related products. Along with these investments, we will also maintain our assets to capitalize on any economic and/or industry upswings, while also responsibly returning capital to our shareholders. We will continue to move rapidly to adjust to the current environment to preserve the strength of our balance sheet, while prioritizing the safety of our employees and ensuring the liquidity and financial well-being of the Company.
Debt Agreements and Related Amendments
Senior Notes due 2028
On October 6, 2021, we closed on an offering of $400 million in aggregate principal amount of our 4.50% unsecured Senior Notes due 2028 (the “New Senior Notes”). The New Senior Notes were issued pursuant to an indenture dated as of October 6, 2021, by and among us, certain subsidiary guarantors named therein (the “Guarantors”) and Wells Fargo Bank, National Association, as trustee (the “Indenture”). The New Senior Notes bear interest at the rate of 4.50% and pay interest semi-annually in cash in arrears on April 15 and October 15 of each year. The New Senior Notes will mature on October 15, 2028. At any time prior to October 15, 2024, we may redeem some or all of the New Senior Notes for cash at a redemption price equal to 100% of the aggregate principal amount of the New Senior Notes being redeemed plus an applicable make-whole premium set forth in the Indenture and accrued and unpaid interest to, but not including, the redemption date.
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
The Indenture contains customary events of default, including payment defaults, breaches of covenants, failure to pay certain judgments and certain events of bankruptcy, insolvency and reorganization. If an event of default occurs and is continuing, the principal amount of the New Senior Notes, plus accrued and unpaid interest, if any, may be declared immediately due and payable. These amounts automatically become due and payable if an event of default relating to certain events of bankruptcy, insolvency or reorganization occurs. As of December 31, 2022, we were in compliance with all covenants.

The sale of the New Senior Notes resulted in net proceeds of approximately $395 million, after deducting financing fees and other offering expenses. We used the net proceeds of the New Senior Notes and a portion of the $50 million draw from the increased capacity under the Revolving Credit Agreement to fund the redemption in full of the Senior Notes due 2025, to repay in full the $108.8 million of outstanding borrowings under the term loan credit agreement entered into on September 28, 2020 (the “New Term Loan Credit Agreement”) among us, the lenders from time to time party thereto, and Wells Fargo Bank, National Association, as the administrative agent, and to pay all related fees and expenses. (The New Term Loan Credit Agreement refinanced and replaced that certain Term Loan Credit Agreement, dated as of May 8, 2012 (as amended, restated, supplemented, or otherwise modified from time to time, the “Old Term Loan Credit Agreement”), among us, the lenders party thereto and Morgan Stanley Senior Funding, Inc., as the administrative agent.) Debt extinguishment charges totaling $9.1 million were recorded during the fourth quarter of 2021 in connection with the redemption in full of the Senior Notes due 2025 and the repayment in full of the outstanding borrowings under the New Term Loan Credit Agreement. The loss on debt extinguishment charges are included in Other, net on our Consolidated Statements of Operations.
Contractual coupon interest expense and accretion of fees for the New Senior Notes for the years ended December 31, 2022 and 2021 were $18.0 million and $0.6 million, and $4.3 million and $0.1 million, respectively.
Contractual coupon interest expense and accretion of discount and fees for the Senior Notes due 2025, which were redeemed in full during the fourth quarter of 2021 as described above, for the years ended December 31, 2021 and 2020, were $13.3 million and $0.5 million, and $17.9 million and $0.7 million, respectively.
Contractual coupon interest expense and accretion of fees are included in Interest expense on our Consolidated Statements of Operations.
During the third quarter of 2020, we repaid $10.0 million of the Senior Notes due 2025 utilizing net proceeds from the closure of the New Term Loan Credit Agreement.
Revolving Credit Agreement
On September 23, 2022, we entered into the Third Amendment to the Second Amended and Restated Credit Agreement among us, certain of our subsidiaries as borrowers (together with us, the “Borrowers”), certain of our subsidiaries as guarantors, the lenders party thereto, and Wells Fargo Capital Finance, LLC, as the administrative agent (the “Agent”), which amended our existing Second Amended and Restated Credit Agreement, dated as of December 21, 2018 (as amended from time to time, the “Revolving Credit Agreement”).
Under the Revolving Credit Agreement, the lenders agree to make available a $350 million revolving credit facility to the Borrowers with a scheduled maturity date of September 23, 2027. We have the option to increase the total commitments under the facility by up to an additional $175 million, subject to certain conditions, including obtaining agreements from one or more lenders, whether or not party to the Revolving Credit Agreement, to provide such additional commitments. Availability under the Revolving Credit Agreement is based upon quarterly (or more frequent under certain circumstances) borrowing base certifications of the Borrowers’ eligible inventory, eligible leasing inventory and eligible accounts receivable, and is reduced by certain reserves in effect from time to time.
Subject to availability, the Revolving Credit Agreement provides for a letter of credit subfacility in the amount of $25 million, and allows for swingline loans in the amount of $35 million. Outstanding borrowings under the Revolving Credit Agreement bear interest at an annual rate, at the Borrowers’ election, equal to (i) adjusted term Secured Overnight Financing Rate plus a margin ranging from 1.25% to 1.75% or (ii) a base rate plus a margin ranging from 0.25% to 0.75%, in each case depending upon the monthly average excess availability under the Revolving Credit Agreement. The Borrowers are required to pay a monthly unused line fee equal to 0.20% times the average daily unused availability along with other customary fees and expenses of the Agent and the lenders.
The Revolving Credit Agreement is guaranteed by certain of our subsidiaries (the “Guarantors”) and is secured by substantially all personal property of the Borrowers and the Guarantors.
The Revolving Credit Agreement contains customary covenants limiting our ability and certain of our subsidiaries to, among other things, pay cash dividends, incur debt or liens, redeem or repurchase stock, enter into transactions with affiliates, merge, dissolve, repay subordinated indebtedness, make investments and dispose of assets. In addition, we will be required to maintain a minimum fixed charge coverage ratio of not less than 1.0 to 1.0 as of the end of any period of 12 fiscal months when excess availability under the Revolving Credit Agreement is less than the greater of (a) 10% of the lesser of (i) the total revolving commitments and (ii) the borrowing base (such lesser amount, the “Line Cap”) and (b) $25 million. As of December 31, 2022, we were in compliance with all covenants.

If availability under the Revolving Credit Agreement is less than the greater of (i) 10% of the Line Cap and (ii) $25 million for three consecutive business days, or if there exists an event of default, amounts in any of the Borrowers’ and the Guarantors’ deposit accounts (other than certain excluded accounts) will be transferred daily into a blocked account held by the Agent and applied to reduce the outstanding amounts under the facility.
The Revolving Credit Agreement contains customary events of default. If an event of default occurs and is continuing, the lenders may, among other things, require the immediate payment of all amounts outstanding and foreclose on collateral. In addition, in the case of an event of default arising from certain events of bankruptcy or insolvency, the lenders’ obligations under the Revolving Credit Agreement would automatically terminate, and all amounts outstanding under the Revolving Credit Agreement would automatically become due and payable.
Our liquidity position, defined as cash on hand and available borrowing capacity on the Revolving Credit Agreement, amounted to $401.2 million as of December 31, 2022 and $258.0 million as of December 31, 2021, an increase of $143.2 million (or 56%). The increase from prior year is primarily attributable to higher available capacity on the Revolving Credit Agreement (which as noted above was amended during the third quarter of 2022).
During the year ended December 31, 2022, we had net payments of principal of $33.0 million under the Revolving Credit Agreement, and as of December 31, 2022, there were no amounts outstanding.
During the fourth quarter of 2021, we drew $50.0 million under the Revolving Credit Agreement, a portion of which was used along with the proceeds of the New Senior Notes to fund the redemption in full of the Senior Notes due 2025, to repay in full the $108.8 million of outstanding borrowings under the New Term Loan Credit Agreement, and to pay all related fees and expenses of the New Senior Notes. We repaid $17.0 million under the Revolving Credit Agreement during the fourth quarter of 2021, and as of December 31, 2021, outstanding borrowings totaled $33.0 million.
Interest expense under the Revolving Credit Agreement for the years ended December 31, 2022, 2021, and 2020, was approximately $1.7 million, $0.6 million, and $0.2 million, respectively. Interest expense under the Revolving Credit Agreement is included in Interest expense on our Consolidated Statements of Operations.
New and Old Term Loan Credit Agreements
As described above, in October 2021, we used the net proceeds of the New Senior Notes and a portion of the $50 million draw from the increased capacity under the Revolving Credit Agreement to repay in full the $108.8 million of outstanding borrowings under the New Term Loan Credit Agreement. In addition to the full repayment during the fourth quarter, during the second quarter of 2021, we made principal payments totaling $30.0 million and recognized loss on debt extinguishment charges of approximately $0.5 million. The extinguishment charges are included in Other, net in the Consolidated Statements of Operations.
For the years ended December 31, 2021 and 2020, under the New and Old Term Loan Credit Agreements we paid interest of $3.9 million and $4.8 million, respectively. For the years ended December 31, 2021 and 2020, we incurred charges of $0.2 million in each period for amortization of fees and original issuance discount, which are included in Interest expense in the Consolidated Statements of Operations.
In September 2020, we used the net proceeds of $148.5 million from the New Term Loan Credit Agreement to pay off the outstanding principal under the Old Term Loan Credit Agreement of $135.2 million, repay a portion of our outstanding Senior Notes due 2025, and pay related fees and expenses. In connection with the pay off of the Old Term Loan Credit Agreement (specifically for those lenders that did not participate in the New Term Loan Credit Agreement) and partial repayment of the outstanding Senior Notes, we recognized a loss on debt extinguishment totaling approximately $0.2 million, which is included in Other, net in the Consolidated Statements of Operations. In addition, as further described in Note 21, during the fourth quarter of 2020 we sold our Beall® brand of tank trailers and associated assets. The net proceeds of approximately $11.2 million from the sale were used to pay down outstanding principal under the New Term Loan Credit Agreement. In connection with the pay down we recognized a loss on debt extinguishment totaling approximately $0.2 million.

Cash Flow
2022 Compared to 2021
Cash provided by operating activities for 2022 totaled $124.1 million, compared to cash used in operating activities of $7.5 million in 2021. The cash provided by operations during the current year was the result of net income adjusted for various non-cash activities, including depreciation, amortization, net gain on the sale of assets, deferred taxes, stock-based compensation, impairment, accretion of debt discount, and a $39.4 million increase in our working capital. Changes in key working capital accounts for 2022 and 2021 are summarized below (in thousands):

	2022	2021	Change
(Use) source of cash:
Accounts receivable	$(79,066)	$(80,879)	$1,813
Inventories	(6,249)	(74,804)	68,555
Accounts payable and accrued liabilities	46,085	54,862	(8,777)
Net (use) source of cash	$(39,230)	$(100,821)	$61,591
Accounts receivable increased $79.1 million in 2022 and $80.9 million in 2021. Days sales outstanding, a measure of working capital efficiency that measures the amount of time a receivable is outstanding, was approximately 35 days and 33 days for the three months ended December 31, 2022 and 2021, respectively. The increase in accounts receivable in 2022 was primarily due to high shipment volume during the current year, especially late in the fourth quarter, as well as the timing of customer payments. Inventories increased in 2022 by $6.2 million compared to an increase in 2021 of $74.8 million. The overall increase in inventory for 2022 was primarily attributable to higher finished goods inventory compared to prior year. Our inventory turns, a commonly used measure of working capital efficiency that measures how quickly inventory turns per year, was approximately 7 times in 2022 and 6 times 2021. Accounts payable and accrued liabilities increased $46.1 million in 2022 compared to an increase of $54.9 million for 2021. The increase in 2022 compared to 2021 was primarily due to an increase in customer deposits as well as higher accruals for income taxes and employee benefits and incentive programs. Days payable outstanding, a measure of working capital efficiency that measures the amount of time a payable is outstanding, was 30 days in 2022 and 36 days in 2021.
Investing activities used $55.3 million during 2022 compared to $27.1 million used in 2021. Investing activities for 2022 included cash payments for capital expenditures of $57.1 million to support maintenance, growth, and improvement initiatives at our facilities, including expenditures related to expanding our dry van manufacturing capacity, with production scheduled to begin during the first half of 2023. Cash payments for capital expenditures were partially offset by proceeds from the sale of assets totaling approximately $1.8 million. Cash used in investing activities in 2021 was primarily related to capital expenditures to support growth and improvement initiatives at our facilities totaling $49.1 million, partially offset by proceeds from the sale of assets and a business divestiture of $22.0 million.
Financing activities used $82.3 million during 2022, due in part to net payments on our Revolving Credit Facility of $33.0 million. We also repurchased common stock of $34.3 million and paid cash dividends to our shareholders of $16.0 million. Financing activities used $111.4 million during 2021, primarily related to the pay off of the New Term Loan Credit Agreement and the full repayment against our Senior Notes due 2025 totaling $453.8 million, both of which utilized net proceeds from our offering of Senior Notes due 2028. This activity was partially offset by net draws on our Revolving Credit Facility of $33.0 million. In 2021, we also repurchased common stock of $66.7 million and paid cash dividends to our shareholders of $16.4 million.

Despite a certain degree of continued uncertainty of the full impact of the COVID-19 pandemic, we believe we have maintained a solid position from a liquidity perspective over the last two years. Our liquidity position, defined as cash on hand and available borrowing capacity on the Revolving Credit Facility, amounted to $401.2 million as of December 31, 2022 and $258.0 million as of December 31, 2021, an increase of 56%. The increase from prior year is primarily attributable to higher available capacity on the Revolving Credit Agreement (which as noted above was amended during the third quarter of 2022). For 2023 and forward, we expect to continue our commitment to fund our working capital requirements, capital expenditures and Trailers as a Service (TAAS)SM initiative from operations or available borrowing capacity under the Revolving Credit Agreement (as needed). This includes adding 20% more dry van manufacturing capacity, with production scheduled to begin during the first half of 2023. We continue to believe this additional manufacturing capacity will allow us to go-to-market with a portfolio-based selling approach that leverages the breadth of our products. In addition, in August 2022 we announced a $20 million investment to be made in our manufacturing capacity to scale our EcoNexTM technology within refrigerated vans, truck bodies, and other transportation and logistics related products. Along with these investments, we will also maintain our assets to capitalize on any economic and/or industry upswings, while also responsibly returning capital to our shareholders. We will continue to move rapidly to adjust to the current environment to preserve the strength of our balance sheet, while prioritizing the safety of our employees and ensuring the liquidity and financial well-being of the Company.
Contractual Obligations and Commercial Commitments
A summary of our contractual obligations and commercial commitments, both on and off balance sheet, as of December 31, 2022 are as follows (in thousands):

	2023	2024	2025	2026	2027	Thereafter	Total
Debt:
Revolving Credit Agreement (due 2027)	$—	$—	$—	$—	$—	$—	$—
Senior Notes due 2028	—	—	—	—	—	400,000	400,000
Interest Payments on Revolving Credit Agreement (If Any) and Senior Notes due 2028[1]	18,000	18,000	18,000	18,000	18,000	18,000	108,000
Total Debt	18,000	18,000	18,000	18,000	18,000	418,000	508,000
Other:
Operating Leases	7,096	5,984	4,920	4,381	2,346	793	25,520
Total Other	7,096	5,984	4,920	4,381	2,346	793	25,520
Other Commercial Commitments:
Letters of Credit	5,702	—	—	—	—	—	5,702
Raw Material Purchase Commitments	59,200	—	—	—	—	—	59,200
Chassis Agreements and Programs	20,745	—	—	—	—	—	20,745
Total Other Commercial Commitments	85,647	—	—	—	—	—	85,647
Total Obligations	$110,743	$23,984	$22,920	$22,381	$20,346	$418,793	$619,167
1 Future interest payments on variable rate long-term debt (if any) are estimated based on the rate in effect as of December 31, 2022, and only include interest payments (not unused line fees). However, as of December 31, 2022, there was no variable rate debt (Revolving Credit Agreement) outstanding.
Borrowings under the Revolving Credit Agreement bear interest at a variable rate based on the Secured Overnight Financing Rate (“SOFR”) or a base rate determined by the lender’s prime rate plus an applicable margin, as defined in the agreement. Any outstanding borrowings under the Revolving Credit Agreement bear interest at a rate, at our election, equal to (i) adjusted term SOFR plus a margin ranging from 1.25% to 1.75% or (ii) a base rate plus a margin ranging from 0.25% to 0.75%, in each case depending upon the monthly average excess availability under the Revolving Credit Agreement. We are required to pay a monthly unused line fee equal to 0.20% times the average daily unused availability along with other customary fees and expenses of our agent and lenders. During the year ended December 31, 2022, we had net payments of principal of $33.0 million under the Revolving Credit Agreement, and as of December 31, 2022, there were no amounts outstanding.
The Senior Notes due 2028 bear interest at the rate of 4.5% per annum from the date of issuance, payable semi-annually on April 15 and October 15.
Operating leases represent the total future minimum lease payments for leases that have commenced. As of December 31, 2022, obligations related to operating leases that we have executed but have not yet commenced were insignificant.
We have standby letters of credit totaling $5.7 million issued in connection with workers compensation claims and surety bonds.

We have $59.2 million in purchase commitments through December 2023 for various raw material commodities, including aluminum, steel, polyethylene, and nickel, as well as other raw material components which are within normal production requirements.
We obtain most vehicle chassis for our specialized vehicle products directly from the chassis manufacturers under converter pool agreements. Chassis are obtained from the manufacturers based on orders from customers, and in some cases, for unallocated orders. The agreements generally state that the manufacturer will provide a supply of chassis to be maintained at the Company’s facilities with the condition that we will store such chassis and will not move, sell, or otherwise dispose of such chassis except under the terms of the agreement. In addition, the manufacturer typically retains the sole authority to authorize commencement of work on the chassis and to make certain other decisions with respect to the chassis including the terms and pricing of sales of the chassis to the manufacturer’s dealers. The manufacturer also does not transfer the certificate of origin to us nor permit us to sell or transfer the chassis to anyone other than the manufacturer (for ultimate resale to a dealer). Although we are party to related finance agreements with manufacturers, we have not historically settled, nor do we expect to in the future settle, any related obligations in cash. Instead, the obligation is settled by the manufacturer upon reassignment of the chassis to an accepted dealer, and the dealer is invoiced for the chassis by the manufacturer. Accordingly, as of December 31, 2022, our outstanding chassis converter pool with the manufacturer totaled $20.3 million and has included this financing agreement on our Consolidated Balance Sheets within Prepaid expenses and other and Other accrued liabilities. All other chassis programs are handled as consigned inventory belonging to the manufacturer and totaled approximately $0.4 million. Under these agreements, if the chassis is not delivered to a customer within a specified time frame, we are required to pay a finance or storage charge on the chassis. Additionally, we receive finance support funds from manufacturers when the chassis are assigned into our chassis pool. Typically, chassis are converted and delivered to customers within 90 days of our receipt of the chassis.
The total amount of gross unrecognized tax benefits for uncertain tax positions, including positions impacting only the timing of tax benefits, was $2.4 million at December 31, 2022. Payment of these obligations would result from settlements with taxing authorities. Due to the difficulty in determining the timing of settlements, these obligations are not included in the table above. We do not expect to make a tax payment related to these obligations within the next year that would significantly impact liquidity.
Significant Accounting Policies and Critical Accounting Estimates
Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States. Our significant accounting policies are more fully described in Note 2 of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.
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

Impairment of Trade Name and Trademark Intangible Assets (2021)
As further described in Note 5 of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K, on January 10, 2022, we completed our review and approval of our plan for rebranding as Wabash®. As part of the planning process, we assessed our usage of trade names and brand names in connection with the long-term growth strategy as One Wabash. Under the plan as approved, we no longer use certain trade names or brand names, and predominantly use Wabash (or variations thereof) to refer to the Company. The decision resulted in non-cash impairment charges of approximately $28.3 million during the fourth quarter of 2021 related to trade name and trademark intangible assets due to the significant reduction in the related useful lives of these assets.
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
Annual Goodwill Impairment Test
As of December 31, 2022, goodwill allocated to our TS and P&S segments was approximately $120.5 million and $67.9 million, respectively.
For the 2022 annual goodwill impairment test conducted as of October 1st, 2022, we chose to evaluate qualitative factors to determine if it was more likely than not that the fair value of the TS and P&S reporting units were less than their respective carrying amounts. In accordance with the relevant accounting guidance, in order to perform the qualitative assessment, we considered many factors including, but not limited to, general economic conditions, industry and market conditions, financial performance and key business drivers, long-term operating plans, and potential changes to significant assumptions used in the most recent quantitative fair value analysis for each reporting unit (which was conducted in connection with our segment realignment beginning in September 2021 as further described below). Based on our analysis of the factors and considerations described above, we concluded that it was more likely than not that the fair value of each reporting unit continued to be greater than the respective carrying value. Therefore, no impairment charges were recorded and a quantitative analysis was not performed.
Because of the recency and lack of changes with respect to market conditions and data assumptions used in the quantitative assessment performed in connection with the segment realignment discussed below, during the fourth quarter of 2021 we completed our annual goodwill impairment test using a qualitative assessment. As part of the qualitative analysis, we considered many factors including, but not limited to, general economic conditions, industry and market conditions, financial performance and key business drivers, long-term operating plans, and potential changes to significant assumptions used in the fair value analysis for each reporting unit (performed in connection with the segment realignment).

In connection with our segment realignment beginning in September 2021 described in greater detail below, as well as our annual goodwill impairment test conducted during the fourth quarter of 2020, we performed a quantitative assessment for each reporting unit utilizing a combination of the income and market approaches, the results of which we weighted evenly. No impairment was indicated as the fair value of each reporting unit exceeded its respective carrying value.
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
2021 Segment Realignment
As further described in Note 5 and Note 20 of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K, beginning in September 2021 we realigned our operating and reportable segments. Based on these changes, we established two operating and reportable segments: Transportation Solutions (“TS”) and Parts & Services (“P&S”). These operating and reportable segments were also determined to be the applicable reporting units for purposes of goodwill assignment and evaluation. In accordance with the relevant accounting guidance, we performed a quantitative impairment assessment of goodwill immediately prior to and subsequently following the change in segments and reporting units. The quantitative analyses did not result in any impairment charges as the fair value of each reporting unit exceeded the carrying value. In addition, as part of the change in segment structure, we reassigned goodwill from the historical Commercial Trailer Products (“CTP”), Diversified Products (“DPG”), and Final Mile Products (“FMP”) reporting units to the TS and P&S reporting units using a relative fair value allocation approach as required by the relevant accounting guidance.
Goodwill Allocation for Extract Technology® (“Extract”)
As further described in Note 21 of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K, during the second quarter of 2021, we sold our Extract business that manufactured stainless steel isolators and downflow booths, as well as custom-fabricated equipment, including workstations and drum booths for the pharmaceutical, fine chemical, biotech, and nuclear end markets. Prior to the divestiture, Extract was an operating unit within the historical Process Systems reporting unit (which was within the historical DPG segment). In accordance with the relevant accounting guidance, as part of the sale we allocated $11.1 million of goodwill based upon the relative fair value of the Extract operating unit compared to the historical DPG reporting unit as a whole. This goodwill was included in the carrying value of the disposed assets and the resulting net gain recognized in connection with the sale. Prior to and subsequent to the divestiture, we performed an impairment assessment for the historical DPG reporting unit and concluded the fair value of the reporting unit continued to exceed the carrying value.
Goodwill Allocation for Beall®
As further described in Note 21 of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K, during the fourth quarter of 2020, we sold our Beall® brand of tank trailers and associated assets. Prior to the divestiture Beall®, was an operating unit within the historical Tank Trailers reporting unit (which was within the historical DPG segment). In accordance with the relevant accounting guidance, as part of the sale we allocated $4.7 million of goodwill based upon the relative fair value of the Beall® operating unit compared to the historical Tank Trailers reporting unit as a whole. This goodwill was included in the carrying value of the disposed assets and the resulting loss recognized in connection with the sale. Subsequent to the divestiture, we performed an impairment assessment for the historical Tank Trailers reporting unit and concluded the fair value of the reporting unit continued to exceed the carrying value.
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
Other
Inflationary Cost Environment and Supply Chain Disruption
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
As further described throughout this Annual Report on Form 10-K, during the twelve months ended December 31, 2022, we experienced inflation across our supply chain, increased freight and logistics costs, and volatility in connection with labor shortages. While the global market downturn and overall impacts on our operations are expected to be temporary, the duration and severity of the impacts cannot be estimated at this time. Continued or worsening disruptions to, and impacts on, our production, supply chain, demand for our products, and overall business could have a material adverse effect on our results of operations, financial condition, and cash flows.
New Accounting Pronouncements
For information related to new accounting standards, see Note 3 of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.

ITEM 7A–QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In addition to the risks inherent in our operations, we have exposure to financial and market risk resulting from volatility in commodity prices, interest rates, and foreign exchange rates. The following discussion provides additional detail regarding our exposure to these risks.
Commodity Price Risks
We are exposed to fluctuation in commodity prices through the purchase of various raw materials that are processed from commodities such as aluminum, steel, lumber, nickel, copper, and polyethylene. Given the historical volatility of certain commodity prices, this exposure can significantly impact product costs. We manage some of our commodity price changes by entering into fixed price contracts with our suppliers and through financial derivatives. To the extent that we are unable to offset the increased commodity costs in our product prices, our results would be materially and adversely affected. As of December 31, 2022, we had $59.2 million in raw material purchase commitments through December 2023 for materials that will be used in the production process, as compared to $129.6 million as of December 31, 2021. The decrease from the prior year is generally attributable to our variable pricing construct for certain components of our current backlog. We typically do not set prices for our products more than 45-90 days in advance of our commodity purchases and can, subject to competitive market conditions and existing contracts, take into account the cost of the commodity in setting our prices for each order. As of December 31, 2022, a hypothetical ten percent change in commodity prices based on our raw material purchase commitments through December 2023 would result in a corresponding change in cost of goods sold over a one-year period of approximately $5.9 million. This sensitivity analysis does not account for the change in the competitive environment indirectly related to the change in commodity prices and the potential managerial action taken in response to these changes.
Interest Rates
As of December 31, 2022, we had no floating rate debt outstanding under our Revolving Facility. The only other outstanding debt on our Consolidated Balance Sheets as of December 31, 2022 were the New Senior Notes, which carry a fixed interest rate of 4.50%. Based on the current borrowings under our Revolving Facility, a hypothetical 100 basis-point change in the floating interest rate would result in no corresponding change in interest expense over a one-year period. This sensitivity analysis does not account for the change in the competitive environment indirectly related to the change in interest rates and the potential managerial action taken in response to these changes.
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

ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Wabash National Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Wabash National Corporation (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with US generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 23, 2023 expressed an unqualified opinion thereon.
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

Valuation of Goodwill
Description of the Matter
At December 31, 2022, the Company’s goodwill was $188.4 million. As discussed in Note 2 to the consolidated financial statements, goodwill is tested for impairment at the reporting unit level at least annually or whenever events or changes in circumstances indicate its carrying value may not be recoverable. Management first assesses qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount.

Auditing management’s goodwill impairment tests was complex and highly judgmental due to the significant estimation required to determine that the fair values of the reporting units were not less than their carrying values when applying a qualitative assessment. In particular, the fair value estimates were sensitive to qualitative factors, such as general economic conditions, industry and market conditions, financial performance and key business drivers, long-term operating plans, and potential changes to significant assumptions used in the most recent quantitative fair value analysis of each reporting unit.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s goodwill impairment testing process, including controls over management’s review of the qualitative factors described above.

To test the conclusion that the fair values of the Company’s reporting units are not less than their carrying amounts, we performed audit procedures that included, among others, assessing the reasonableness of the factors considered within the analyses, testing the qualitative factors discussed above and the underlying data used by the Company in its analyses. We compared the qualitative factors used by management to current industry and economic trends, historical Company results, key business drivers, the Company’s market capitalization and other relevant factors, including evaluating whether any contrary evidence exists.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2002.
Indianapolis, Indiana
February 23, 2023

WABASH NATIONAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$58,245	$71,778
Accounts receivable, net	255,577	176,511
Inventories	243,870	237,621
Prepaid expenses and other	34,927	43,795
Total current assets	592,619	529,705
Property, plant, and equipment, net	271,116	232,425
Goodwill	188,434	188,443
Intangible assets, net	99,231	114,441
Other assets	52,123	42,057
Total assets	$1,203,523	$1,107,071
Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$—	$—
Current portion of finance lease obligations	—	59
Accounts payable	189,141	173,950
Other accrued liabilities	158,327	115,316
Total current liabilities	347,468	289,325
Long-term debt	395,818	428,315
Deferred income taxes	27,758	36,019
Other non-current liabilities	34,354	27,873
Total liabilities	805,398	781,532
Commitments and contingencies
Noncontrolling interest	512	—
Wabash National Corporation Stockholders' equity:
Common stock, $0.01 par value: 200,000,000 shares authorized; 47,675,796 and 48,954,482 shares outstanding, respectively	766	759
Additional paid-in capital	665,941	653,978
Retained earnings	188,241	92,111
Accumulated other comprehensive (loss) income	(882)	859
Treasury stock, at cost: 28,972,928 and 27,013,275 common shares, respectively	(456,453)	(422,168)
Total Wabash National Corporation stockholders' equity	397,613	325,539
Total liabilities, noncontrolling interest, and equity	$1,203,523	$1,107,071

The accompanying notes are an integral part of these Consolidated Statements.

WABASH NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)

	Year Ended December 31,
	2022	2021	2020
Net sales	$2,502,129	$1,803,268	$1,481,889
Cost of sales	2,179,438	1,606,801	1,322,135
Gross profit	322,691	196,467	159,754
General and administrative expenses	113,083	88,807	92,740
Selling expenses	27,070	23,691	25,080
Amortization of intangible assets	15,211	22,858	21,981
Impairment and other, net	685	27,569	105,561
Income (loss) from operations	166,642	33,542	(85,608)
Other income (expense):
Interest expense	(20,525)	(23,128)	(24,194)
Other, net	318	(9,124)	588
Other expense, net	(20,207)	(32,252)	(23,606)
Income (loss) before income tax	146,435	1,290	(109,214)
Income tax expense (benefit)	33,665	126	(11,802)
Net income (loss)	112,770	1,164	(97,412)
Net income attributable to noncontrolling interest	512	—	—
Net income (loss) attributable to common stockholders	$112,258	$1,164	$(97,412)

Net income (loss) attributable to common stockholders per share:
Basic	$2.31	$0.02	$(1.84)
Diluted	$2.25	$0.02	$(1.84)
Weighted average common shares outstanding (in thousands):
Basic	48,626	50,684	52,945
Diluted	49,881	51,608	52,945

Dividends declared per share	$0.32	$0.32	$0.32
The accompanying notes are an integral part of these Consolidated Statements.

WABASH NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)

	Year Ended December 31,
	2022	2021	2020
Net income (loss)	$112,770	$1,164	$(97,412)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	198	193	(316)
Unrealized (loss) gain on derivative instruments	(1,939)	(6,967)	11,927
Total other comprehensive (loss) income	(1,741)	(6,774)	11,611
Comprehensive income (loss)	111,029	(5,610)	(85,801)
Comprehensive income attributable to noncontrolling interest	—	—	—
Comprehensive income (loss) attributable to common stockholders	$111,029	$(5,610)	$(85,801)

The accompanying notes are an integral part of these Consolidated Statements.

WABASH NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total
	Shares	Amount

Balances at December 31, 2019	53,473,620	$750	$638,917	$221,841	$(3,978)	$(336,542)	$520,988
Net loss for the year				(97,412)			(97,412)
Foreign currency translation					(316)		(316)
Stock-based compensation	212,009	4	4,506				4,510
Stock repurchase	(1,262,459)					(18,895)	(18,895)
Common stock dividends				(17,196)			(17,196)
Unrealized gain on derivative instruments, net of tax					11,927		11,927
Common stock issued in connection with:
Stock option exercises	113,312	1	1,272				1,273
Balances at December 31, 2020	52,536,482	$755	$644,695	$107,233	$7,633	$(355,437)	$404,879
Net income for the year				1,164			1,164
Foreign currency translation					193		193
Stock-based compensation	145,118	2	7,057				7,059
Stock repurchase	(3,927,900)					(66,731)	(66,731)
Common stock dividends				(16,286)			(16,286)
Unrealized loss on derivative instruments, net of tax					(6,967)		(6,967)
Common stock issued in connection with:
Stock option exercises	200,782	2	2,226				2,228
Balances at December 31, 2021	48,954,482	$759	$653,978	$92,111	$859	$(422,168)	$325,539
Net income attributable to common stockholders for the year				112,258			112,258
Foreign currency translation					198		198
Stock-based compensation	298,458	5	9,741				9,746
Stock repurchase	(1,761,339)					(34,285)	(34,285)
Common stock dividends				(16,128)			(16,128)
Unrealized loss on derivative instruments, net of tax					(1,939)		(1,939)
Common stock issued in connection with:
Stock option exercises	184,195	2	2,222				2,224
Balances at December 31, 2022	47,675,796	$766	$665,941	$188,241	$(882)	$(456,453)	$397,613

The accompanying notes are an integral part of these Consolidated Statements.

WABASH NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net income (loss)	$112,770	$1,164	$(97,412)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	31,758	25,984	25,989
Amortization of intangibles	15,211	22,858	21,981
Net gain on sale of property, plant and equipment and business divestiture	(635)	(1,594)	(1,567)
Loss on debt extinguishment	—	9,504	396
Deferred income taxes	(7,614)	(8,147)	5,016
Stock-based compensation	9,746	7,059	4,509
Non-cash interest expense	868	1,082	1,112
Impairment	1,339	29,163	107,114
Accounts receivable	(79,066)	(80,879)	71,436
Inventories	(6,249)	(74,804)	21,099
Prepaid expenses and other	1,069	8,570	(2,875)
Accounts payable and accrued liabilities	46,085	54,862	(28,266)
Other, net	(1,198)	(2,292)	(4,398)
Net cash provided by (used in) operating activities	124,084	(7,470)	124,134
Cash flows from investing activities:
Cash payments for capital expenditures	(57,086)	(49,105)	(20,131)
Proceeds from sale of assets and business divestiture	1,781	22,029	17,115
Net cash used in investing activities	(55,305)	(27,076)	(3,016)
Cash flows from financing activities:
Proceeds from exercise of stock options	2,224	2,228	1,273
Dividends paid	(16,020)	(16,435)	(17,324)
Borrowings under revolving credit facilities	97,549	50,823	45,794
Payments under revolving credit facilities	(130,584)	(17,788)	(45,794)
Principal payments under finance lease obligations	(59)	(319)	(327)
Borrowings under new senior notes	—	400,000	—
Principal payments against old senior notes	—	(315,000)	(10,000)
Borrowings under term loan credit facility, net of original issuance discount	—	—	148,500
Principal payments under term loan credit facility	—	(138,835)	(146,393)
Debt issuance costs paid	(1,137)	(9,296)	(791)
Stock repurchases	(34,285)	(66,731)	(18,895)
Net cash used in financing activities	(82,312)	(111,353)	(43,957)
Cash, cash equivalents, and restricted cash:
Net (decrease) increase in cash, cash equivalents, and restricted cash	(13,533)	(145,899)	77,161
Cash, cash equivalents, and restricted cash at beginning of period	71,778	217,677	140,516
Cash, cash equivalents, and restricted cash at end of period	$58,245	$71,778	$217,677
Supplemental disclosures of cash flow information:
Cash paid for interest	$20,131	$22,040	$23,411
Net cash paid (refunds received) for income taxes	$18,333	$(467)	$(4,670)
Period end balance of payables for property, plant, and equipment	$18,809	$3,785	$2,840

The accompanying notes are an integral part of these Consolidated Statements.

WABASH NATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. DESCRIPTION OF THE BUSINESS
Wabash National Corporation (the “Company,” “Wabash,” “we,” “our,” or “us”) was founded in 1985 and incorporated as a corporation in Delaware in 1991, with its principal executive offices in Lafayette, Indiana. The Company was founded as a dry van trailer manufacturer—today, the Company enables customers to thrive by providing insight into tomorrow and delivering pragmatic solutions today to move everything from first to final mile. Wabash designs, manufactures, and services a diverse range of products, including dry freight and refrigerated trailers, platform trailers, tank trailers, dry and refrigerated truck bodies, structural composite panels and products, trailer aerodynamic solutions, and specialty food grade processing equipment. This diversification has been achieved through acquisitions, organic growth, and product innovation.
As further described in Item 1 of this Annual Report on Form 10-K for the year ended December 31, 2022, on January 10, 2022, the Company completed its review and approval of its plan for rebranding as Wabash®. As part of the rebranding, the Company assessed its usage of trade names and brand names in connection with the long-term growth strategy as One Wabash. Under the plan as approved, the Company no longer uses certain trade names or brand names, and predominantly uses Wabash (or variations thereof) to refer to the Company. Refer to Note 5 for additional details regarding non-cash impairment charges during the year ended December 31, 2021, related to trade name and trademark intangible assets as a result of the Company’s rebranding.
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
Accounts Receivable. Accounts receivable are shown net of expected losses and primarily include trade receivables. The Company records expected losses for customers based upon a variety of factors including the Company’s historical collection experience, the length of time the account has been outstanding, and the financial condition of the customer. If the circumstances related to specific customers were to change, the Company’s estimates of expected losses with respect to the collectability of the related accounts could be further adjusted. The Company’s policy is to write-off receivables when they are determined to be uncollectible. Expected losses are charged to General and administrative expenses and Selling expenses in the Consolidated Statements of Operations. The following table presents the changes in expected losses (in thousands):

	Years ended December 31,
	2022	2021	2020
Balance at beginning of year	$429	$536	$670
Expected losses	179	10	362
Write-offs, net of recoveries	(180)	(117)	(496)
Balance at end of year	$428	$429	$536
Inventories. Inventories are stated at the lower of cost, determined on either the first-in, first-out or average cost method, or net realizable value. The cost of manufactured inventory includes raw material, labor and overhead.

Prepaid Expenses and Other. Prepaid expenses and other as of December 31, 2022 and 2021 consists of the following (in thousands):

	December 31,
	2022	2021
Chassis converter pool agreements	$20,345	$18,185
Income tax receivables	2,358	10,386
Insurance premiums & maintenance/subscription agreements	3,949	3,290
Assets held for sale	—	350
Commodity swap contracts	2,674	7,963
All other	5,601	3,621
	$34,927	$43,795
Chassis converter pool agreements represent chassis transferred to the Company on a restricted basis by the manufacturer, who retains the sole authority to authorize commencement of work on the chassis and to make certain other decisions with respect to the chassis including the terms and pricing of sales to the manufacturer’s dealers. Assets held for sale as of December 31, 2021, were related to property, plant, and equipment assets that were unused, were actively being marketed for sale, and for which sale was expected within the next 12 months. As further described in Note 11, commodity swap contracts relate to our hedging activities (that are in an asset position) to mitigate the risks associated with fluctuations in commodity prices. Insurance premiums and maintenance/subscription agreements are charged to expense over the contractual life, which is generally one year or less. Other items primarily consist of investments held by the Company’s captive insurance subsidiary and other various prepaid and other assets. As of December 31, 2022 and 2021, there was no restricted cash included in prepaid expenses and other current assets.
Property, Plant, and Equipment. Property, plant, and equipment are recorded at cost, net of accumulated depreciation. Maintenance and repairs are charged to expense as incurred, while expenditures that extend the useful life of an asset are capitalized. Depreciation is recorded using the straight-line method over the estimated useful lives of the depreciable assets. The estimated useful lives are up to 33 years for buildings and building improvements and range from three to ten years for machinery and equipment.
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
As of December 31, 2022, goodwill allocated to the Transportation Solutions (“TS”) and Parts & Services (“P&S”) segments was approximately $120.5 million and $67.9 million, respectively.

For the 2022 annual goodwill impairment test conducted as of October 1st, 2022, the Company chose to evaluate qualitative factors to determine if it was more likely than not that the fair value of the TS and P&S reporting units were less than their respective carrying amounts. In accordance with the relevant accounting guidance, in order to perform the qualitative assessment, the Company considered many factors including, but not limited to, general economic conditions, industry and market conditions, financial performance and key business drivers, long-term operating plans, and potential changes to significant assumptions used in the most recent quantitative fair value analysis for each reporting unit (which was conducted in connection with the Company’s segment realignment beginning in September 2021 as further described below). Based on the analysis of the factors and considerations described above, the Company concluded that it was more likely than not that the fair value of each reporting unit continued to be greater than the respective carrying value. Therefore, no impairment charges were recorded and a quantitative analysis was not performed.
Because of the recency and lack of changes with respect to market conditions and data assumptions used in the quantitative assessment performed in connection with the segment realignment discussed below, during the fourth quarter of 2021 the Company completed its annual goodwill impairment test using a qualitative assessment. As part of the qualitative analysis, the Company considered many factors including, but not limited to, general economic conditions, industry and market conditions, financial performance and key business drivers, long-term operating plans, and potential changes to significant assumptions used in the fair value analysis for each reporting unit (performed in connection with the segment realignment). Based on the analysis of the factors and considerations described above, the Company concluded that it was more likely than not that the fair value of each reporting unit was greater than the respective carrying value. Therefore, no impairment charges were recorded and an additional quantitative analysis was not performed.
In connection with the Company’s segment realignment beginning in September 2021, as well as the Company’s annual goodwill impairment test conducted during the fourth quarter of 2020, the Company performed a quantitative assessment for each reporting unit utilizing a combination of the income and market approaches, the results of which were weighted evenly. No impairment was indicated in either annual test as the fair value of each reporting unit exceeded its respective carrying value.
Long-Lived Assets. Long-lived assets, consisting primarily of intangible assets and property, plant, and equipment, are reviewed for impairment whenever facts and circumstances indicate that the carrying amount may not be recoverable. Specifically, this process involves comparing an asset’s carrying value to the estimated undiscounted future cash flows the asset is expected to generate over its remaining life. If this process were to result in the conclusion that the carrying value of a long-lived asset would not be recoverable, a write-down of the asset to fair value would be recorded through a charge to operations. Fair value is determined based upon discounted cash flows or appraisals as appropriate.
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
Other Assets. The Company capitalizes the cost of computer software developed or obtained for internal use. Capitalized software is amortized using the straight-line method over three to seven years. As of December 31, 2022 and 2021, the Company had software costs, net of amortization, of $3.3 million and $4.2 million, respectively. Amortization expense for 2022, 2021, and 2020 was $1.8 million, $1.7 million, and $2.0 million, respectively.
Warranties. The Company offers a limited warranty for its products with a coverage period that ranges between one and five years, except that the coverage period for DuraPlate® trailer panels is ten years. The Company passes through component manufacturers’ warranties to our customers. The Company’s policy is to accrue the estimated cost of warranty coverage at the time of the sale.
The following table presents the changes in the product warranty accrual included in Other accrued liabilities (in thousands):

	2022	2021
Balance as of January 1	$22,045	$20,570
Provision and revisions to estimates	2,806	4,891
Payments	(2,790)	(3,416)
Balance as of December 31	$22,061	$22,045
Self Insured Liabilities. The Company is self-insured up to specified limits for medical and workers’ compensation coverage. The self-insurance reserves have been recorded to reflect the undiscounted estimated liabilities, including claims incurred but not reported, as well as catastrophic claims as appropriate.
The following table presents the changes in the self-insurance accrual included in Other accrued liabilities (in thousands):

	2022	2021
Balance as of January 1	$11,152	$12,086
Expense	34,457	33,941
Payments	(34,891)	(34,875)
Balance as of December 31	$10,718	$11,152
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
Used Trailer Trade Commitments. The Company may accept trade-in of used trailers when a customer enters into a contract to purchase a new trailer. However, in the contracts for the sale of the new trailers, there is no commitment to repurchase that trailer or a similar trailer in the future. The Company had no outstanding trade commitments as of December 31, 2022 and December 31, 2021. On occasion, the amount of the trade allowance provided for in the used trailer commitments, or cost, may exceed the net realizable value of the underlying used trailer. In these instances, the Company’s policy is to recognize the loss related to these commitments at the time the new trailer revenue is recognized. Net realizable value of used trailers is measured considering market sales data for comparable types of trailers.
Concentration of Credit Risk. Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash, cash equivalents, and customer receivables. We place our cash and cash equivalents with high quality financial institutions. Generally, we do not require collateral or other security to support customer receivables.
Research and Development. Research and development expenses are charged to Cost of sales and General and administrative expenses in the Consolidated Statements of Operations as incurred and were $5.3 million, $13.6 million, and $21.9 million in 2022, 2021, and 2020, respectively.
3. NEW ACCOUNTING PRONOUNCEMENTS
In March 2020, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (“ASU”) No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting,” which provides practical expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The expedients and exceptions provided by the amendments in this update apply only to contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued as a result of reference rate reform. These amendments are not applicable to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022. ASU No. 2020-04 is effective as of March 12, 2020 through December 31, 2022 and may be applied to contract modifications and hedging relationships from the beginning of an interim period that includes or is subsequent to March 12, 2020. The Company adopted this standard during 2022 and there were no material impacts to our consolidated financial statements and related disclosures.

4. REVENUE RECOGNITION
The Company recognizes revenue from the sale of its products when obligations under the terms of a contract with our customers are satisfied; this occurs with the transfer of control of our products and replacement parts or throughout the completion of service work. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring promised goods or services to a customer and excludes all taxes collected from the customer. Shipping and handling fees are included in Net sales and the associated costs are included in Cost of sales in the Consolidated Statements of Operations. For shipping and handling costs that take place after the transfer of control, the Company applies the practical expedient and treats it as a fulfillment cost. Incidental items that are immaterial in the context of the contract are recognized as expense. For performance obligations satisfied over time, which includes service work whereby the customer simultaneously receives and consumes the benefits provided, and also included certain equipment-related sales within our Parts & Services reportable segment prior to the sale of our Extract Technology® business during the second quarter of 2021 that had no alternative use and contained an enforceable right to payment, the Company recognizes revenue on the basis of the Company’s efforts or inputs to the satisfaction of these performance obligations, measured by actual total cost incurred to the total estimated costs for each project. Total revenue recognized over time was not material to the consolidated financial statements for all periods presented.
The Company has identified three separate and distinct performance obligations: (1) the sale of a trailer or equipment, (2) the sale of replacement parts, and (3) service work. For trailer, truck body, equipment, and replacement part sales, control is transferred and revenue is recognized from the sale upon shipment to or pick up by the customer in accordance with the contract terms. The Company does not have any material extended payment terms as payment is received shortly after the point of sale. Accounts receivable are recorded when the right to consideration becomes unconditional. The Company does have customers who pay for the product prior to the transfer of control, which is recorded as customer deposits in Other accrued liabilities as shown in Note 9. Customer deposits are recognized as revenue when the Company performs its obligations under the contract and transfers control of the product.

5. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill and Related Annual Impairment Assessments
As of December 31, 2022, goodwill allocated to the Transportation Solutions (“TS”) and Parts & Services (“P&S”) segments was approximately $120.5 million and $67.9 million, respectively.
For the 2022 annual goodwill impairment test conducted as of October 1st, 2022, the Company chose to evaluate qualitative factors to determine if it was more likely than not that the fair value of the TS and P&S reporting units were less than their respective carrying amounts. In accordance with the relevant accounting guidance, in order to perform the qualitative assessment, the Company considered many factors including, but not limited to, general economic conditions, industry and market conditions, financial performance and key business drivers, long-term operating plans, and potential changes to significant assumptions used in the most recent quantitative fair value analysis for each reporting unit (which was conducted in connection with the Company’s segment realignment beginning in September 2021 as further described below). Based on the analysis of the factors and considerations described above, the Company concluded that it was more likely than not that the fair value of each reporting unit continued to be greater than the respective carrying value. Therefore, no impairment charges were recorded and a quantitative analysis was not performed.
Because of the recency and lack of changes with respect to market conditions and data assumptions used in the quantitative assessment performed in connection with the segment realignment discussed below, during the fourth quarter of 2021 the Company completed its annual goodwill impairment test using a qualitative assessment. As part of the qualitative analysis, the Company considered many factors including, but not limited to, general economic conditions, industry and market conditions, financial performance and key business drivers, long-term operating plans, and potential changes to significant assumptions used in the fair value analysis for each reporting unit (performed in connection with the segment realignment). Based on the analysis of the factors and considerations described above, the Company concluded that it was more likely than not that the fair value of each reporting unit was greater than the respective carrying value. Therefore, no impairment charges were recorded and an additional quantitative analysis was not performed.
In connection with the Company’s segment realignment beginning in September 2021 described in greater detail below, as well as the Company’s annual goodwill impairment test conducted during the fourth quarter of 2020, the Company performed a quantitative assessment for each reporting unit utilizing a combination of the income and market approaches, the results of which were weighted evenly. No impairment was indicated in either annual test as the fair value of each reporting unit exceeded its respective carrying value.
2021 Segment Realignment
As further described in Note 20, beginning in September 2021 the Company realigned its operating and reportable segments. Based on these changes, the Company established two operating and reportable segments: Transportation Solutions (“TS”) and Parts & Services (“P&S”). These operating and reportable segments were also determined to be the applicable reporting units for purposes of goodwill assignment and evaluation. In accordance with the relevant accounting guidance, the Company performed a quantitative impairment assessment of goodwill immediately prior to and subsequently following the change in segments and reporting units. The quantitative analyses did not result in any impairment charges as the fair value of each reporting unit exceeded the carrying value. In addition, as part of the change in segment structure, the Company reassigned goodwill from the historical Commercial Trailer Products (“CTP”), Diversified Products (“DPG”), and Final Mile Products (“FMP”) reporting units to the TS and P&S reporting units using a relative fair value allocation approach as required by the relevant accounting guidance.
2021 Goodwill Allocation for Extract Technology®
As further described in Note 21, during the second quarter of 2021, the Company sold its Extract Technology® (“Extract”) business that manufactured stainless steel isolators and downflow booths, as well as custom-fabricated equipment, including workstations and drum booths for the pharmaceutical, fine chemical, biotech, and nuclear end markets. Prior to the divestiture, Extract was an operating unit within the historical DPG reporting unit. In accordance with the relevant accounting guidance, as part of the sale the Company allocated $11.1 million of goodwill based upon the relative fair value of the Extract operating unit compared to the historical DPG reporting unit as a whole. This goodwill was included in the carrying value of the disposed assets and the resulting net gain recognized in connection with the sale. Prior to and subsequent to the divestiture, the Company performed an impairment assessment for the historical DPG reporting unit and concluded the fair value of the reporting unit continued to exceed the carrying value.

2020 Goodwill Allocation for Beall®
As further described in Note 21, during the fourth quarter of 2020 the Company sold its Beall® brand of tank trailers and associated assets. Prior to the divestiture Beall® was an operating unit within the Tank Trailers reporting unit. In accordance with the relevant accounting guidance, as part of the sale the Company allocated $4.7 million of goodwill based upon the relative fair value of the Beall® operating unit compared to the Tank Trailers reporting unit as a whole. This goodwill was included in the carrying value of the disposed assets and the resulting loss recognized in connection with the sale. Subsequent to the divestiture, the Company performed an impairment assessment for the Tank Trailers reporting unit and concluded the fair value of the reporting unit continued to exceed the carrying value.
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
Goodwill Rollforward
For the years ended December 31, 2022, 2021, and 2020, the changes in the carrying amounts of goodwill were as follows (in thousands):

	Transportation Solutions	Parts & Services	Total
Balance at December 31, 2020
Goodwill	$188,775	$119,185	$307,960
Accumulated impairment losses	(68,257)	(40,143)	(108,400)
Net balance at December 31, 2020	120,518	79,042	199,560
Impact of divestiture on goodwill	—	(11,101)	(11,101)
Effects of foreign currency	(11)	(5)	(16)
Balance at December 31, 2021
Goodwill	188,764	108,079	296,843
Accumulated impairment losses	(68,257)	(40,143)	(108,400)
Net balance as of December 31, 2021	120,507	67,936	188,443
Effects of foreign currency	(5)	(4)	(9)
Balance as of December 31, 2022
Goodwill	188,759	108,075	296,834
Accumulated impairment losses	(68,257)	(40,143)	(108,400)
Net balance as of December 31, 2022	$120,502	$67,932	$188,434

Intangible Assets
Intangible asset amortization expense was $15.2 million, $22.9 million, and $22.0 million for 2022, 2021, and 2020, respectively. Annual intangible asset amortization expense for the next 5 fiscal years is estimated to be $12.8 million in 2023; $12.0 million in 2024; $11.2 million in 2025; $10.7 million in 2026; and $10.2 million in 2027.
As further described throughout our Annual Report on Form 10-K for the year ended December 31, 2021, on January 10, 2022, the Company completed its review and approval of its plan for rebranding as Wabash®. As part of the planning process, the Company assessed its usage of trade names and brand names in connection with the long-term growth strategy as One Wabash. Under the plan as approved, the Company no longer uses certain trade names or brand names, and predominantly uses Wabash (or variations thereof) to refer to the Company. The decision resulted in non-cash impairment charges of approximately $28.3 million (of which approximately $25.6 million related to the TS operating segment and $2.7 million to the P&S operating segment) during the fourth quarter of 2021 related to trade name and trademark intangible assets due to the significant reduction in the related useful lives of these assets. The impairment charges are included in Impairment and other, net in the Consolidated Statements of Operations.
Net intangible assets of approximately $1.3 million were written-off during the second quarter of 2021 in connection with the Extract® divestiture. In addition, net intangible assets of approximately $1.1 million were written-off during the fourth quarter of 2020 in connection with the Beall® divestiture.
As of December 31, 2022, the balances of intangible assets, other than goodwill, were as follows (in thousands):

	Weighted Average Amortization Period	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Customer relationships	13 years	$270,016	$(172,086)	$97,930
Technology	12 years	11,708	(10,407)	1,301
Total		$281,724	$(182,493)	$99,231
As of December 31, 2021, the balances of intangible assets, other than goodwill, were as follows (in thousands):

	Weighted Average Amortization Period	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Trade names and trademarks	N/A	$—	$—	$—
Customer relationships	13 years	270,016	(157,852)	112,164
Technology	12 years	11,708	(9,431)	2,277
Total		$281,724	$(167,283)	$114,441

6. NONCONTROLLING INTEREST AND VARIABLE INTEREST ENTITIES (“VIEs”)
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
The operating agreement provides the Company’s partner with a put right that would require the Company to purchase its partner’s interest in WP. Upon receiving notice that the Company’s partner has exercised the put right, a valuation will occur as stipulated within the operating agreement. Such put right has not been exercised by the Company’s partner and is therefore not mandatorily redeemable as of the current period end date, however the existence of the put right that is beyond the Company’s control requires the noncontrolling interest to be presented in the temporary equity section of the Company’s Consolidated Balance Sheets.
Because the entity does not have sufficient equity at risk to permit it to carry on its activities without additional financial support, the Company concluded that WP is a VIE. The Company has the power to direct the activities of WP through majority representation on the Board of Directors as well as control related to the management and overall strategic direction of the entity. In addition, the Company has the obligation to absorb the benefits and losses of WP that could potentially be significant to the entity. The Company also has a requirement to provide funding to the entity if needed. Given the facts and circumstances specific to WP, the Company concluded that it is the primary beneficiary and, as such, is required to consolidate the entity. WP’s results of operations are included in the Parts & Services operating and reportable segment. Through December 31, 2022, the Company did not provide financial or other support to this VIE that it was not contractually obligated to provide. As of December 31, 2022, the Company does not have any obligations to provide financial support to WP.
The following table presents the assets and liabilities of the WP VIE consolidated on the Company’s Consolidated Balance Sheets as of December 31, 2022 and December 31, 2021 (in thousands):

	December 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$1,379	$—
Accounts receivable, net	1,509	—
Inventories, net	138	—
Prepaid expenses and other	16	—
Total current assets	3,042	—
Property, plant, and equipment, net	—	—
Other assets	141	—
Total assets	$3,183	$—
Liabilities
Current liabilities:
Accounts payable	$2,136	$—
Other accrued liabilities	23	—
Total current liabilities	2,159	—
Other non-current liabilities	—	—
Total liabilities	$2,159	$—
The following table is a rollforward of activities in the Company’s noncontrolling interest (in thousands):

	2022	2021	2020
Balance at January 1	$—	$—	$—
Net income attributable to noncontrolling interest	512	—	—
Other comprehensive income (loss)	—	—	—
Distributions declared to noncontrolling interest	—	—	—
Balance at December 31	$512	$—	$—

7. INVENTORIES
Inventories, net of reserves, consist of the following (in thousands):

	December 31,
	2022	2021
Raw materials and components	$176,080	$174,915
Finished goods	50,005	42,933
Work in progress	9,983	14,133
Used trailers	737	737
Aftermarket parts	7,065	4,903
	$243,870	$237,621
8. PROPERTY, PLANT, AND EQUIPMENT
Depreciation expense on property, plant, and equipment, which is recorded in Cost of sales and General and administrative expenses in the Consolidated Statements of Operations, as appropriate, was $31.8 million, $24.3 million, and $24.0 million in 2022, 2021, and 2020, respectively, and includes depreciation of assets recorded in connection with the Company’s finance lease agreement (which ended during the first quarter of 2022, at which point the property, plant, and equipment assets were legally owned by the Company). As of December 31, 2021, the assets related to the Company’s finance lease agreement were recorded within Property, plant and equipment, net in the Consolidated Balance Sheets in the amount of $2.7 million, net of accumulated depreciation of $2.0 million.

See Note 21 for information related to property, plant, and equipment sales and impairment charges.
Property, plant, and equipment, net consist of the following (in thousands):

	December 31,
	2022	2021
Land	$42,342	$41,098
Buildings and building improvements	149,052	150,000
Machinery and equipment	311,736	313,744
Construction in progress	94,018	45,505
	597,148	550,347
Less: accumulated depreciation	(326,032)	(317,922)
	$271,116	$232,425
9. OTHER ACCRUED LIABILITIES
The following table presents the major components of Other accrued liabilities (in thousands):

	December 31,
	2022	2021
Customer deposits	$32,129	$17,646
Chassis converter pool agreements	20,345	18,185
Warranty	22,061	22,045
Payroll and related taxes	29,219	15,679
Self-insurance	10,718	11,152
Accrued interest	3,854	4,288
Operating lease obligations	6,120	3,507
Accrued taxes	24,793	8,425
All other	9,088	14,389
	$158,327	$115,316
10. LONG-TERM DEBT
Long-term debt consists of the following (in thousands):

	December 31, 2022	December 31, 2021
Senior Notes due 2028	$400,000	$400,000
Revolving Credit Agreement	—	33,035
	400,000	433,035
Less: unamortized discount and fees	(4,182)	(4,720)
Less: current portion	—	—
	$395,818	$428,315
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
The Indenture contains customary events of default, including payment defaults, breaches of covenants, failure to pay certain judgments and certain events of bankruptcy, insolvency and reorganization. If an event of default occurs and is continuing, the principal amount of the New Senior Notes, plus accrued and unpaid interest, if any, may be declared immediately due and payable. These amounts automatically become due and payable if an event of default relating to certain events of bankruptcy, insolvency or reorganization occurs. As of December 31, 2022, the Company was in compliance with all covenants.
The sale of the New Senior Notes resulted in net proceeds of approximately $395 million, after deducting financing fees and other offering expenses. The Company used the net proceeds of the New Senior Notes and a portion of the $50 million draw from the increased capacity under the Revolving Credit Agreement to fund the redemption in full of the Senior Notes due 2025, to repay in full the $108.8 million of outstanding borrowings under the term loan credit agreement entered into on September 28, 2020 (the “New Term Loan Credit Agreement”) among the Company, the lenders from time to time party thereto, and Wells Fargo Bank, National Association, as the administrative agent, and to pay all related fees and expenses. (The New Term Loan Credit Agreement refinanced and replaced that certain Term Loan Credit Agreement, dated as of May 8, 2012 (as amended, restated, supplemented, or otherwise modified from time to time, the “Old Term Loan Credit Agreement”), among the Company, the lenders party thereto and Morgan Stanley Senior Funding, Inc., as the administrative agent.) Debt extinguishment charges totaling $9.1 million were recorded during the fourth quarter of 2021 in connection with the redemption in full of the Senior Notes due 2025 and the repayment in full of the outstanding borrowings under the New Term Loan Credit Agreement. The loss on debt extinguishment charges are included in Other, net on the Company’s Consolidated Statements of Operations.
Contractual coupon interest expense and accretion of fees for the New Senior Notes for the years ended December 31, 2022 and 2021 were $18.0 million and $0.6 million, and $4.3 million and $0.1 million, respectively.
Contractual coupon interest expense and accretion of discount and fees for the Senior Notes due 2025, which were redeemed in full during the fourth quarter of 2021 as described above, for the years ended December 31, 2021 and 2020, were $13.3 million and $0.5 million, and $17.9 million and $0.7 million, respectively.
Contractual coupon interest expense and accretion of discount and fees are included in Interest expense on the Company’s Consolidated Statements of Operations.
During the third quarter of 2020, the Company repaid $10.0 million of the Senior Notes due 2025 utilizing net proceeds from the closure of the New Term Loan Credit Agreement.

Revolving Credit Agreement
On September 23, 2022, the Company entered into the Third Amendment to the Second Amended and Restated Credit Agreement among the Company, certain of its subsidiaries as borrowers (together with the Company, the “Borrowers”), certain of its subsidiaries as guarantors, the lenders party thereto, and Wells Fargo Capital Finance, LLC, as the administrative agent (the “Agent”), which amended the Company’s existing Second Amended and Restated Credit Agreement, dated as of December 21, 2018 (as amended from time to time, the “Revolving Credit Agreement”).
Under the Revolving Credit Agreement, the lenders agree to make available a $350 million revolving credit facility to the Borrowers with a scheduled maturity date of September 23, 2027. The Company has the option to increase the total commitments under the facility by up to an additional $175 million, subject to certain conditions, including obtaining agreements from one or more lenders, whether or not party to the Revolving Credit Agreement, to provide such additional commitments. Availability under the Revolving Credit Agreement is based upon quarterly (or more frequent under certain circumstances) borrowing base certifications of the Borrowers’ eligible inventory, eligible leasing inventory and eligible accounts receivable, and is reduced by certain reserves in effect from time to time.
Subject to availability, the Revolving Credit Agreement provides for a letter of credit subfacility in the amount of $25 million, and allows for swingline loans in the amount of $35 million. Outstanding borrowings under the Revolving Credit Agreement bear interest at an annual rate, at the Borrowers’ election, equal to (i) adjusted term Secured Overnight Financing Rate plus a margin ranging from 1.25% to 1.75% or (ii) a base rate plus a margin ranging from 0.25% to 0.75%, in each case depending upon the monthly average excess availability under the Revolving Credit Agreement. The Borrowers are required to pay a monthly unused line fee equal to 0.20% times the average daily unused availability along with other customary fees and expenses of the Agent and the lenders.
The Revolving Credit Agreement is guaranteed by certain subsidiaries of the Company (the “Guarantors”) and is secured by substantially all personal property of the Borrowers and the Guarantors.
The Revolving Credit Agreement contains customary covenants limiting the ability of the Company and certain of its subsidiaries to, among other things, pay cash dividends, incur debt or liens, redeem or repurchase stock, enter into transactions with affiliates, merge, dissolve, repay subordinated indebtedness, make investments and dispose of assets. In addition, the Company will be required to maintain a minimum fixed charge coverage ratio of not less than 1.0 to 1.0 as of the end of any period of 12 fiscal months when excess availability under the Revolving Credit Agreement is less than the greater of (a) 10% of the lesser of (i) the total revolving commitments and (ii) the borrowing base (such lesser amount, the “Line Cap”) and (b) $25 million. As of December 31, 2022, the Company was in compliance with all covenants.
If availability under the Revolving Credit Agreement is less than the greater of (i) 10% of the Line Cap and (ii) $25 million for three consecutive business days, or if there exists an event of default, amounts in any of the Borrowers’ and the Guarantors’ deposit accounts (other than certain excluded accounts) will be transferred daily into a blocked account held by the Agent and applied to reduce the outstanding amounts under the facility.
The Revolving Credit Agreement contains customary events of default. If an event of default occurs and is continuing, the lenders may, among other things, require the immediate payment of all amounts outstanding and foreclose on collateral. In addition, in the case of an event of default arising from certain events of bankruptcy or insolvency, the lenders’ obligations under the Revolving Credit Agreement would automatically terminate, and all amounts outstanding under the Revolving Credit Agreement would automatically become due and payable.
The Company’s liquidity position, defined as cash on hand and available borrowing capacity on the Revolving Credit Agreement, amounted to $401.2 million as of December 31, 2022 and $258.0 million as of December 31, 2021.
During the year ended December 31, 2022, the Company had net payments of principal of $33.0 million under the Revolving Credit Agreement, and as of December 31, 2022, there were no amounts outstanding.
During the fourth quarter of 2021, the Company drew $50.0 million under the Revolving Credit Agreement, a portion of which was used along with the proceeds of the New Senior Notes to fund the redemption in full of the Senior Notes due 2025, to repay in full the $108.8 million of outstanding borrowings under the New Term Loan Credit Agreement, and to pay all related fees and expenses of the New Senior Notes. The Company repaid $17.0 million under the Revolving Credit Agreement during the fourth quarter of 2021, and as of December 31, 2021, outstanding borrowings totaled $33.0 million.
Interest expense under the Revolving Credit Agreement for the years ended December 31, 2022, 2021, and 2020, was approximately $1.7 million, $0.6 million, and $0.2 million, respectively. Interest expense under the Revolving Credit Agreement is included in Interest expense on the Company’s Consolidated Statements of Operations.

New and Old Term Loan Credit Agreements
As described above, in October 2021, the Company used the net proceeds of the New Senior Notes and a portion of the $50 million draw from the increased capacity under the Revolving Credit Agreement to repay in full the $108.8 million of outstanding borrowings under the New Term Loan Credit Agreement. In addition to the full repayment during the fourth quarter, during the second quarter of 2021, the Company made principal payments totaling $30.0 million and recognized loss on debt extinguishment charges of approximately $0.5 million. The extinguishment charges are included in Other, net in the Consolidated Statements of Operations.
For the years ended December 31, 2021 and 2020, under the New and Old Term Loan Credit Agreements the Company paid interest of $3.9 million and $4.8 million, respectively. For the years ended December 31, 2021 and 2020, the Company incurred charges of $0.2 million in each period for amortization of fees and original issuance discount, which are included in Interest expense in the Consolidated Statements of Operations.
In September 2020, the Company used the net proceeds of $148.5 million from the New Term Loan Credit Agreement to pay off the outstanding principal under the Old Term Loan Credit Agreement of $135.2 million, repay a portion of its outstanding Senior Notes due 2025, and pay related fees and expenses. In connection with the pay off of the Old Term Loan Credit Agreement (specifically for those lenders that did not participate in the New Term Loan Credit Agreement) and partial repayment of the outstanding Senior Notes, the Company recognized a loss on debt extinguishment totaling approximately $0.2 million, which is included in Other, net in the Consolidated Statements of Operations. In addition, as further described in Note 21, during the fourth quarter of 2020 the Company sold its Beall® brand of tank trailers and associated assets. The net proceeds of approximately $11.2 million from the sale were used to pay down outstanding principal under the New Term Loan Credit Agreement. In connection with the pay down the Company recognized a loss on debt extinguishment totaling approximately $0.2 million.
11. FINANCIAL DERIVATIVE INSTRUMENTS
Commodity Pricing Risk
As of December 31, 2022, the Company was party to commodity swap contracts for specific commodities with notional amounts of approximately $59.2 million. The Company uses commodity swap contracts to mitigate the risks associated with fluctuations in commodity prices impacting its cash flows related to inventory purchases from suppliers. The Company does not hedge all commodity price risk.
At inception, the Company designated the commodity swap contracts as cash flow hedges. The contracts mature at specified monthly settlement dates and will be recognized into earnings through January 2024. The effective portion of the hedging transaction is recognized in Accumulated Other Comprehensive Income (Loss) (“AOCI”) and transferred to earnings when the forecasted hedged transaction takes place or when the forecasted hedged transaction is no longer probable to occur.
Financial Statement Presentation
As of December 31, 2022 and 2021, the fair value carrying amount of the Company’s derivative instruments were recorded as follows (in thousands):

		Asset / (Liability) Derivatives
	Balance Sheet Caption	December 31, 2022	December 31, 2021
Derivatives designated as hedging instruments
Commodity swap contracts	Prepaid expenses and other	$2,674	$7,963
Commodity swap contracts	Accounts payable and Other accrued liabilities	(1,653)	(5,121)
Total derivatives designated as hedging instruments		$1,021	$2,842

The following table summarizes the gain or loss recognized in AOCI as of December 31, 2022 and 2021 and the amounts reclassified from AOCI into earnings for the years ended December 31, 2022, 2021, and 2020 (in thousands):

	Amount of Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion, net of tax)		Location of Gain (Loss) Reclassified from AOCI into Earnings (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Earnings
				Year Ended December 31,
	December 31, 2022	December 31, 2021		2022	2021	2020
Derivatives instruments
Commodity swap contracts	$909	$2,848	Cost of sales	$4,887	$54,937	$(7,778)
Over the next 12 months, the Company expects to reclassify approximately $1.1 million of pretax deferred gains related to the commodity swap contracts from AOCI to cost of sales as inventory purchases are settled.
12. LEASES
The Company records a right-of-use ("ROU") asset and lease liability for substantially all leases for which it is a lessee, in accordance with ASC 842. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The Company recognizes lease expense for leases on a straight-line basis over the lease term. At inception of a contract, the Company considers all relevant facts and circumstances to assess whether or not the contract represents a lease by determining whether or not the contract conveys the right to control the use of an identified asset, either explicit or implicit, for a period of time in exchange for consideration.
The Company leases certain industrial spaces, office space, land, and equipment. Some leases include one or more options to renew, with renewal terms that can extend the lease term from generally one to 5 years. The exercise of lease renewal options is at the Company’s sole discretion, and are included in the lease term only to the extent such renewal options are reasonably certain of being exercised upon lease commencement. Certain leases also include options to purchase the leased property. The depreciable life of assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise. Leased assets obtained in exchange for new operating lease liabilities during the year ended December 31, 2022 and December 31, 2021 were approximately $16.6 million and $4.6 million, respectively. As of December 31, 2022, obligations related to leases that the Company has executed but have not yet commenced were insignificant.
During the year ended December 31, 2022, the Company entered into sale-leaseback-sublease transactions. Such contracts were entered into in contemplation of each other and are thus recorded on a net basis. The net revenue from these contracts was insignificant for the year ended December 31, 2022. In addition, certain of the transactions occurred with a related party—such transactions were at market value and arm’s length. The Company has no other significant lease agreements in place for which the Company is a lessor or sublessor.
Leased assets and liabilities included within the Consolidated Balance Sheets consist of the following (in thousands):

	Classification	December 31, 2022	December 31, 2021
Right-of-Use Assets
Operating	Other assets	$23,003	$11,379
Finance	Property, plant and equipment, net	—	2,658
Total leased ROU assets		$23,003	$14,037
Liabilities
Current
Operating	Other accrued liabilities	$6,120	$3,507
Finance	Current portion of finance lease obligations	—	59
Noncurrent
Operating	Non-current liabilities	16,883	7,872
Finance	Finance lease obligations	—	—
Total lease liabilities		$23,003	$11,438
Lease costs included in the Consolidated Statements of Operations consist of the following (in thousands):

	Classification	Twelve Months Ended December 31, 2022	Twelve Months Ended December 31, 2021
Operating lease cost	Cost of sales, selling expenses, and general and administrative expense	$5,785	$5,031
Finance lease cost
Amortization of ROU leased assets	Depreciation and amortization within Cost of sales	36	144
Interest on lease liabilities	Interest expense	1	55
Net lease cost		$5,822	$5,230
Maturity of the Company’s lease liabilities for leases that have commenced is as follows (in thousands):

	Operating Leases	Finance Leases	Total
2023	$7,096	$—	$7,096
2024	5,984	—	5,984
2025	4,920	—	4,920
2026	4,381	—	4,381
2027	2,346	—	2,346
Thereafter	793	—	793
Total lease payments	$25,520	$—	$25,520
Less: interest	2,517	—
Present value of lease payments	$23,003	$—
As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. Remaining lease term and discount rates are as follows:

	December 31, 2022	December 31, 2021
Weighted average remaining lease term (years)
Operating leases	4.3	4.3
Finance leases	0.0	0.1
Weighted average discount rate
Operating leases	4.92%	5.12%
Finance leases	—%	6.16%
Lease costs included in the Consolidated Statements of Cash Flows are as follows (in thousands):

	Twelve Months Ended December 31, 2022	Twelve Months Ended December 31, 2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$5,844	$4,847
Operating cash flows from finance leases	$1	$13
Financing cash flows from finance leases	$59	$319

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
Fair value measurements and the fair value hierarchy level for the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2022 and 2021 are shown below (in thousands):

	Frequency	Asset / (Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2022
Commodity swap contracts	Recurring	$1,021	$—	$1,021	$—
Mutual funds	Recurring	$6,579	$6,579	$—	$—
Life-insurance contracts	Recurring	$15,509	$—	$15,509	$—
December 31, 2021
Commodity swap contracts	Recurring	$2,842	$—	$2,842	$—
Mutual funds	Recurring	$6,183	$6,183	$—	$—
Life-insurance contracts	Recurring	$18,670	$—	$18,670	$—
Estimated Fair Value of Debt
The estimated fair value of debt at December 31, 2022 consists of the Senior Notes due 2028 (see Note 10). The interest rates on the Company’s borrowings under the Revolving Credit Agreement are adjusted regularly to reflect current market rates and thus carrying value approximates fair value for any borrowings. The fair value of the Senior Notes due 2028 as of December 31, 2022 and 2021 are based upon third party pricing sources, which generally do not represent daily market activity or represent data obtained from an exchange, and are classified as Level 2.

The Company’s carrying and estimated fair value of debt at December 31, 2022 and December 31, 2021 were as follows (in thousands):

	December 31, 2022				December 31, 2021
		Fair Value				Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Carrying Value	Level 1	Level 2	Level 3
Instrument
Senior Notes due 2028	$395,818	$—	$337,237	$—	$395,280	$—	$399,727	$—
Revolving Credit Agreement	—	—	—	—	33,035	—	33,035	—
	$395,818	$—	$337,237	$—	$428,315	$—	$432,762	$—
The fair value of debt is based on current public market prices for disclosure purposes only. Unrealized gains or losses are not recognized in the financial statements as long-term debt is presented at carrying value, net of any unamortized premium or discount and unamortized deferred financing costs in the consolidated financial statements.
14. COMMITMENTS AND CONTINGENCIES
a.    Litigation
As of December 31, 2022, the Company was named as a defendant or was otherwise involved in numerous legal proceedings and governmental examinations, including class action lawsuits, in connection with the conduct of its business activities, in various jurisdictions, both in the United States and internationally. Accrual for losses have been recorded for those matters deemed both probable and reasonably estimated. On the basis of information currently available to it, management does not believe that existing proceedings and investigations will have a material impact on our consolidated financial condition or liquidity if determined in a manner adverse to the Company. However, such matters are unpredictable, and we could incur judgments or enter into settlements for current or future claims that could materially and adversely affect our financial statements. Costs associated with the litigation and settlements of legal matters are reported within General and administrative expenses in the Consolidated Statements of Operations.
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

On November 13, 2019, the Company received a notice that it was considered one of several PRPs by the Indiana Department of Environmental Management (“IDEM”) under CERCLA and state law related to substances found in soil and groundwater at a property located at 817 South Earl Avenue, Lafayette, Indiana (the “Site”). The Company has never owned or operated the Site, but the Site is near certain of the Company’s owned properties. In 2020, the Company agreed to implement a limited work plan to further investigate the source of the contamination at the Site and worked with IDEM and other PRPs to finalize the terms of the work plan. The Company submitted its initial site investigation report to IDEM during the third quarter of 2020, indicating that the data collected by the Company’s consultant confirmed that the Company’s properties are not the source of contamination at the Site. In December 2021, after completing further groundwater sampling work, the Company submitted to IDEM a supplemental written report, which again stated that the Company is not a responsible party and the Company’s properties are not a source of any contamination. In June 2022, the Company and other PRPs finalized Work Plan Addendum No. 3, which provides for additional groundwater sampling on another PRP property in the next six months. As of December 31, 2022, based on the information available, the Company does not expect this matter to have a material adverse effect on its financial condition or results of operations.
b.    Environmental Litigation Commitments and Contingencies
The Company generates and handles certain material, wastes and emissions in the normal course of operations that are subject to various and evolving federal, state and local environmental laws and regulations.
The Company assesses its environmental liabilities on an on-going basis by evaluating currently available facts, existing technology, presently enacted laws and regulations as well as experience in past treatment and remediation efforts. Based on these evaluations, the Company estimates a lower and upper range for treatment and remediation efforts and recognizes a liability for such probable costs based on the information available at the time. As of December 31, 2022, the Company had reserved an insignificant amount for estimated remediation costs for activities at existing and former properties which are recorded within Other accrued liabilities on the Consolidated Balance Sheets.
c.    Letters of Credit
As of December 31, 2022, the Company had standby letters of credit totaling $5.7 million issued in connection with workers compensation claims and surety bonds.
d.    Purchase Commitments
The Company has $59.2 million in purchase commitments at December 2022 for various raw material commodities, including aluminum, steel, nickel, and polyethylene, as well as other raw material components which are within normal production requirements.
e.    Chassis Converter Pool Agreements
The Company obtains most vehicle chassis for its specialized vehicle products directly from the chassis manufacturers under converter pool agreements. Chassis are obtained from the manufacturers based on orders from customers, and in some cases, for unallocated orders. The agreements generally state that the manufacturer will provide a supply of chassis to be maintained at the Company’s facilities with the condition that we will store such chassis and will not move, sell, or otherwise dispose of such chassis except under the terms of the agreement. In addition, the manufacturer typically retains the sole authority to authorize commencement of work on the chassis and to make certain other decisions with respect to the chassis including the terms and pricing of sales of the chassis to the manufacturer’s dealers. The manufacturer also does not transfer the certificate of origin to the Company nor permit the Company to sell or transfer the chassis to anyone other than the manufacturer (for ultimate resale to a dealer). Although the Company is party to related finance agreements with manufacturers, the Company has not historically settled, nor expects to in the future settle, any related obligations in cash. Instead, the obligation is settled by the manufacturer upon reassignment of the chassis to an accepted dealer, and the dealer is invoiced for the chassis by the manufacturer. Accordingly, as of December 31, 2022 the Company’s outstanding chassis converter pool with the manufacturer totaled $20.3 million and has included this financing agreement on the Company’s Consolidated Balance Sheets within Prepaid expenses and other and Other accrued liabilities. All other chassis programs are handled as consigned inventory belonging to the manufacturer and totaled approximately $0.4 million. Under these agreements, if the chassis is not delivered to a customer within a specified time frame the Company is required to pay a finance or storage charge on the chassis. Additionally, the Company receives finance support funds from manufacturers when the chassis are assigned into the Company’s chassis pool. Typically, chassis are converted and delivered to customers within 90 days of the receipt of the chassis by the Company.

15. NET INCOME (LOSS) PER SHARE OF COMMON STOCK
Basic earnings per share is calculated based on the weighted average number of common shares outstanding during the period. Diluted earnings per share is determined based on the weighted average number of common shares outstanding during the period combined with the incremental average common shares that would have been outstanding assuming the conversion of all potentially dilutive common shares into common shares as of the earliest date possible. The calculation of basic and diluted net income (loss) attributable to common stockholders per share is determined using net income (loss) applicable to common stockholders as the numerator and the number of shares included in the denominator as shown below (in thousands, except per share amounts).

	Year Ended December 31,
	2022	2021	2020
Basic net income (loss) attributable to common stockholders per share:
Net income (loss) attributable to common stockholders	$112,258	$1,164	$(97,412)
Weighted average common shares outstanding	48,626	50,684	52,945
Basic net income (loss) attributable to common stockholders per share	$2.31	$0.02	$(1.84)

Diluted net income (loss) attributable to common stockholders per share:
Net income (loss) attributable to common stockholders	$112,258	$1,164	$(97,412)

Weighted average common shares outstanding	48,626	50,684	52,945
Dilutive stock options and restricted stock	1,255	924	—
Diluted weighted average common shares outstanding	49,881	51,608	52,945
Diluted net income (loss) attributable to common stockholders per share	$2.25	$0.02	$(1.84)
For the years ended December 31, 2022 and 2021, there were no options excluded from average diluted shares outstanding as the average market price of the common shares was greater than the exercise price. As noted above, due to the net loss applicable to common stockholders for the year ended December 31, 2020, no securities had a dilutive impact.
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
The Company recognizes all share-based awards to eligible employees based upon their grant date fair value. The Company’s policy is to recognize expense for awards that have service conditions only subject to graded vesting using the straight-line attribution method. In addition, the Company’s policy is to estimate expected forfeitures on share-based awards. Total stock-based compensation expense was $9.7 million, $7.1 million, and $4.5 million in the years ended December 31, 2022, 2021 and 2020, respectively, and is included in Cost of sales, General and administrative expenses, and Selling expenses within the Consolidated Statements of Operations. The amount of compensation cost related to non-vested restricted stock not yet recognized was approximately $11.5 million at December 31, 2022, for which the weighted average remaining life was approximately 1.7 years. There was no compensation cost related to non-vested stock options not yet recognized at December 31, 2022.
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

A summary of all restricted stock activity during 2022 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted Stock Outstanding at December 31, 2021	1,781,076	$15.03
Granted	653,492	18.22
Vested	(533,401)	15.62
Forfeited	(147,099)	14.96
Restricted Stock Outstanding at December 31, 2022	1,754,068	$16.05
During 2022, 2021, and 2020, the Company granted 653,492, 582,081, and 1,010,802 shares of restricted stock, respectively, with aggregate fair values on the date of grant of approximately $11.9 million, $10.2 million, and $12.6 million, respectively. The total fair value of restricted stock that vested during 2022, 2021, and 2020 was approximately $8.9 million, $5.0 million, and $3.7 million, respectively.
Stock Options
Stock options are awarded with an exercise price equal to the market price of the underlying stock on the date of grant, become fully exercisable three years after the date of grant, and expire ten years after the date of grant. No stock options have been granted by the Company since February 2015.
A summary of all stock option activity during 2022 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value ($ in millions)
Options Outstanding at December 31, 2021	199,711	$12.20	2.1	$1.5
Exercised	(184,195)	$12.07		$1.5
Forfeited	—	$—
Expired	—	$—
Options Outstanding at December 31, 2022	15,516	$13.67	1.8	$0.1

Options Exercisable at December 31, 2022	12,610	$13.55	1.7	$0.1
The total intrinsic value of stock options exercised during 2022, 2021, and 2020 was approximately $1.5 million, $1.3 million, and $0.5 million, respectively.
17. STOCKHOLDERS’ EQUITY
Share Repurchase Program
In August 2021, the Company announced that the Board of Directors approved the repurchase of an additional $150 million in shares of common stock over a three-year period. This authorization was an increase to the previous $100 million repurchase programs approved in November 2018, February 2017, and February 2016. The repurchase program is set to expire in August 2024. Stock repurchases under this program may be made in the open market or in private transactions at times and in amounts determined by the Company. As of December 31, 2022, $105.2 million remained available under the program.
Common and Preferred Stock
The Board of Directors has the authority to issue common and unclassed preferred stock of up to 200 million shares and 25 million shares, respectively, with par value of $0.01 per share, as well as to fix dividends, voting and conversion rights, redemption provisions, liquidation preferences, and other rights and restrictions.

Accumulated Other Comprehensive Income (Loss) (“AOCI”)
Changes in AOCI by component, net of tax, for the years ended December 31, 2022, 2021, and 2020 are summarized as follows (in thousands):

	Foreign Currency Translation	Derivative Instruments	Total
Balances at December 31, 2019	$(1,866)	$(2,112)	$(3,978)
Net unrealized gains (losses) arising during the period(a)	(316)	6,111	5,795
Less: Net realized gains (losses) reclassified to net loss(b)	—	(5,816)	(5,816)
Net change during the period	(316)	11,927	11,611
Balances at December 31, 2020	(2,182)	9,815	7,633
Net unrealized gains (losses) arising during the period(c)	193	34,127	34,320
Less: Net realized gains (losses) reclassified to net income(d)	—	41,094	41,094
Net change during the period	193	(6,967)	(6,774)
Balances at December 31, 2021	(1,989)	2,848	859
Net unrealized gains (losses) arising during the period(e)	198	1,727	1,925
Less: Net realized gains (losses) reclassified to net income(f)	—	3,666	3,666
Net change during the period	198	(1,939)	(1,741)
Balances at December 31, 2022	$(1,791)	$909	$(882)
—————————
(a) Derivative instruments net of $2.1 million of tax expense for the year ended December 31, 2020.
(b) Derivative instruments net of $2.0 million of tax benefit for the year ended December 31, 2020.
(c) Derivative instruments net of $11.5 million of tax expense for the year ended December 31, 2021.
(d) Derivative instruments net of $13.8 million of tax expense for the year ended December 31, 2021.
(e) Derivative instruments net of $0.6 million of tax expense for the year ended December 31, 2022.
(f) Derivative instruments net of $1.2 million of tax expense for the year ended December 31, 2022.
18. EMPLOYEE SAVINGS PLANS
Substantially all of the Company’s employees are eligible to participate in a defined contribution plan under Section 401(k) of the Internal Revenue Code. The Company also provides a non-qualified defined contribution plan for senior management and certain key employees. Both plans provide for the Company to match, in cash, a percentage of each employee’s contributions up to certain limits. The Company’s matching contribution and related expense for these plans was approximately $9.1 million, $8.0 million, and $7.9 million for 2022, 2021, and 2020, respectively.
19. INCOME TAXES
Income (Loss) Before Income Taxes
The consolidated income (loss) before income taxes for 2022, 2021, and 2020 consists of the following (in thousands):

	Years Ended December 31,
	2022	2021	2020
Domestic	$144,443	$5,426	$(110,049)
Foreign	1,992	(4,136)	835
Total income (loss) before income taxes	$146,435	$1,290	$(109,214)

Income Tax Expense (Benefit)
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted and signed into law in response to the COVID-19 global pandemic. Certain provisions of the CARES Act had a significant impact on the effective tax rate, income tax payable, and deferred income tax positions of the Company for 2020. The CARES Act permits net operating losses (“NOLs”) incurred in tax years 2020, 2019, and 2018 to offset 100% of taxable income and be carried-back to each of the five preceding taxable years to generate a refund of previously paid income taxes. The Company evaluated the impact of the CARES Act during the year ended December 31, 2020 and recorded an income tax receivable of $13.2 million for the benefit of carrying back the NOL for the year ended December 31, 2020. As the Company was carrying the losses back to years beginning before January 1, 2018, the receivables were recorded at the previous 35% federal tax rate rather than the current statutory rate of 21%.
The consolidated income tax expense (benefit) for 2022, 2021, and 2020 consists of the following components (in thousands):

	Years Ended December 31,
	2022	2021	2020
Current
Federal	$34,490	$8,449	$(15,190)
State	6,468	(1,098)	(2,072)
Foreign	321	922	444
	41,279	8,273	(16,818)
Deferred
Federal	(5,911)	(9,423)	7,918
State	(1,703)	1,310	(2,959)
Foreign	—	(34)	57
	(7,614)	(8,147)	5,016
Total consolidated expense (benefit)	$33,665	$126	$(11,802)
The following table provides a reconciliation of differences from the U.S. Federal statutory rates as follows (in thousands):

	Years Ended December 31,
	2022	2021	2020
Pretax book income (loss)	$146,435	$1,290	$(109,214)

Federal tax expense (benefit) at applicable statutory rate	30,751	271	(22,935)
State and local income taxes (net of federal benefit)	3,669	212	(4,948)
Rate differential	—	—	(5,004)
Impairment and divestiture	—	870	20,111
Tax credits	(2,422)	(2,065)	—
Nondeductible officer compensation	977	390	490
Compensation expense	1,013	964	1,070
Other	(323)	(516)	(586)
Total income tax expense (benefit)	$33,665	$126	$(11,802)
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
As of December 31, 2022 and 2021, the Company retained a valuation allowance of $0.8 million and $1.2 million, respectively, against deferred tax assets related to various state and local NOLs that are subject to restrictive rules for future utilization.
As of December 31, 2022 and 2021, the Company had no U.S. federal tax NOLs. The Company incurred a net loss in 2020 and fully utilized that loss in carrybacks. The Company has various multi-state income tax NOLs aggregating approximately $68.6 million which will expire between 2023 and 2043, if unused.
The components of deferred tax assets and deferred tax liabilities as of December 31, 2022 and 2021 were as follows (in thousands):

	December 31,
	2022	2021
Deferred tax assets
Tax credits and loss carryforwards	$2,929	$800
Accrued liabilities	5,965	5,764
Incentive compensation	6,960	8,012
Operating lease assets	5,878	2,875
Research expenditure amortization	7,739	—
Other	6,560	6,098
	36,031	23,549
Deferred tax liabilities
Property, plant and equipment	(22,991)	(22,344)
Intangibles	(30,188)	(28,748)
Operating lease liabilities	(5,878)	(2,875)
Other	(3,957)	(4,364)
	(63,014)	(58,331)
Net deferred tax liability before valuation allowances and reserves	(26,983)	(34,782)
Valuation allowances	(775)	(1,237)
Net deferred tax liability	$(27,758)	$(36,019)
Tax Reserves
The Company’s policy with respect to interest and penalties associated with reserves or allowances for uncertain tax positions is to classify such interest and penalties in Income tax expense (benefit) on the Consolidated Statements of Operations. As of December 31, 2022 and 2021, the total amount of unrecognized income tax benefits, which are included in either Other noncurrent liabilities or Deferred income taxes in the Company’s Consolidated Balance Sheets, was approximately $2.4 million and $2.3 million, respectively, including interest and penalties, all of which, if recognized, would impact the effective income tax rate of the Company. As of December 31, 2022 and 2021, the Company had recorded a total of $0.9 million and $0.8 million, respectively, of accrued interest and penalties related to uncertain tax positions. The Company expects no significant changes to the facts and circumstances underlying its reserves and allowances for uncertain income tax positions as reasonably possible during the next 12 months. As of December 31, 2022, the Company is subject to unexpired statutes of limitation for U.S. federal income taxes for the years 2019 through 2021. The Company is also subject to unexpired statutes of limitation for Indiana state income taxes for the years 2019 through 2021.

20. SEGMENTS
Segment Reporting
The Company has historically managed its business in three segments: CTP, DPG, and FMP. The Company began its One Wabash organizational transformation during the first quarter of 2020 to better align its resources and processes on serving the customer and enable long-term growth. In connection with the substantial completion of the Company’s One Wabash strategic initiatives during the third quarter of 2021, including organizational and structural changes as well as portfolio rationalization, beginning in September 2021 the Company realigned its operating and reportable segments based on how the CODM manages the business, allocates resources, makes operating decisions, and evaluates operating performance. Based on this realignment, the Company eliminated the historical CTP, DPG, and FMP segments and established two operating and reportable segments: TS and P&S.
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

Reportable segment information is as follows (in thousands):

	Transportation Solutions	Parts & Services	Corporate and Eliminations	Consolidated
2022
Net sales
External customers	$2,312,637	$189,492	$—	$2,502,129
Intersegment sales	8,277	3,984	(12,261)	—
Total net sales	$2,320,914	$193,476	$(12,261)	$2,502,129

Depreciation and amortization	$41,187	$2,717	$3,065	$46,969
Income (Loss) from operations	$209,942	$30,558	$(73,858)	$166,642

2021
Net sales
External customers	$1,628,694	$174,574	$—	$1,803,268
Intersegment sales	4,625	2,592	(7,217)	—
Total net sales	$1,633,319	$177,166	$(7,217)	$1,803,268

Depreciation and amortization	$41,819	$4,781	$2,242	$48,842
Income (Loss) from operations	$61,869	$20,201	$(48,528)	$33,542

2020
Net sales
External customers	$1,308,935	$172,954	$—	$1,481,889
Intersegment sales	6,494	6,520	(13,014)	—
Total net sales	$1,315,429	$179,474	$(13,014)	$1,481,889

Depreciation and amortization	$40,236	$5,512	$2,222	$47,970
Loss from operations	$(29,702)	$(12,658)	$(43,248)	$(85,608)
Customer Concentration
The Company is subject to a concentration of risk as the five largest customers together accounted for approximately 33%, 30%, and 21% of the Company’s aggregate net sales in 2022, 2021, and 2020, respectively. In addition, for each of the last three years there were no customers whose revenue individually represented 10% or more of our aggregate net sales. International sales accounted for less than 10% in each of the last three years.

Product Information
The Company offers products primarily in four general categories: (1) new trailers, (2) used trailers, (3) components, parts and services, and (4) equipment and other (which includes new truck body sales). The following table sets forth the major product categories and their percentage of consolidated net sales (dollars in thousands):

Year ended December 31, 2022	Transportation Solutions	Parts & Services	Eliminations	Consolidated
New trailers	$2,012,428	$1,722	$(1,286)	$2,012,864	80.4%
Used trailers	—	2,905	—	2,905	0.1%
Components, parts and services	—	139,762	—	139,762	5.6%
Equipment and other	308,486	49,087	(10,975)	346,598	13.9%
Total net external sales	$2,320,914	$193,476	$(12,261)	$2,502,129	100.0%

Year ended December 31, 2021	Transportation Solutions	Parts & Services	Eliminations	Consolidated
New trailers	$1,354,375	$179	$(181)	$1,354,373	75.2%
Used trailers	165	2,349	—	2,514	0.1%
Components, parts and services	—	131,929	—	131,929	7.3%
Equipment and other	278,779	42,709	(7,036)	314,452	17.4%
Total net external sales	$1,633,319	$177,166	$(7,217)	$1,803,268	100.0%

Year ended December 31, 2020	Transportation Solutions	Parts & Services	Eliminations	Consolidated
New trailers	$1,087,978	$3,387	$(3,545)	$1,087,820	73.3%
Used trailers	3,677	4,709	—	8,386	0.6%
Components, parts and services	—	123,517	—	123,517	8.3%
Equipment and other	223,774	47,861	(9,469)	262,166	17.7%
Total net external sales	$1,315,429	$179,474	$(13,014)	$1,481,889	100.0%

21. IMPAIRMENT, DIVESTITURES, AND SALES OF PROPERTY, PLANT, AND EQUIPMENT
During the first quarter of 2022, the Company impaired approximately $1.0 million of construction-in-progress projects that were no longer expected to be completed. In addition, the Company sold a building (and the related land) for net proceeds of $1.1 million. A gain on sale of approximately $0.7 million was recognized as part of the sale. The impairment and gain on sale are included in Impairment and other, net in the Consolidated Statements of Operations.
During the second quarter of 2021, the Company sold its Extract Technology® (“Extract”) business that manufactured stainless steel isolators and downflow booths, as well as custom-fabricated equipment, including workstations and drum booths for the pharmaceutical, fine chemical, biotech, and nuclear end markets. Proceeds of the sale, net of transaction costs and cash divested, totaled approximately $20.8 million. Prior to the sale, Extract was an operating unit within the historical DPG reporting segment. A gain on sale of approximately $1.9 million was recognized in connection with the divestiture, and a portion of the net proceeds from the sale were used to pay down outstanding principal under the New Term Loan Credit Agreement as further described in Note 10. The gain on sale is included in Impairment and other, net in the Consolidated Statements of Operations. In accordance with the relevant accounting guidance, as part of the sale the Company allocated $11.1 million of goodwill based upon the relative fair value of the Extract operating unit compared to the historical DPG reporting unit as a whole. This goodwill, along with net intangible assets of approximately $1.3 million, were included in the carrying value of the disposed assets and the resulting gain recognized in connection with the sale.
During the first quarter of 2021, the Company impaired unused and obsolete property, plant, and equipment assets totaling approximately $0.8 million. The impairment charges are included in Impairment and other, net in the Consolidated Statements of Operations.

During the fourth quarter of 2020, the Company sold its Beall® brand of tank trailers and associated assets for net proceeds of $11.2 million. Prior to the sale, Beall® was an operating unit within the Tank Trailers reporting unit. A loss on sale of approximately $2.1 million was recognized in connection with the divestiture, and the net proceeds of $11.2 million from the sale were used to pay down outstanding principal under the New Term Loan Credit Agreement. The loss on sale is included in Impairment and other, net in the Consolidated Statements of Operations. In accordance with the relevant accounting guidance, as part of the sale the Company allocated $4.7 million of goodwill based upon the relative fair value of the Beall® operating unit compared to the Tank Trailers reporting unit as a whole. This goodwill was included in the carrying value of the disposed assets and the resulting loss recognized in connection with the sale.
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
22. CONSOLIDATED QUARTERLY FINANCIAL DATA (UNAUDITED)
The following is a summary of the unaudited quarterly results of operations for fiscal years 2022, 2021, and 2020 (dollars in thousands, except per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2022
Net sales	$546,761	$642,769	$655,150	$657,449
Gross profit	$58,055	$78,034	$92,005	$94,597
Net income attributable to common stockholders	$12,074	$22,552	$36,170	$41,462
Basic net income attributable to common stockholders per share(1)	$0.25	$0.46	$0.75	$0.86
Diluted net income attributable to common stockholders per share(1)	$0.24	$0.46	$0.73	$0.84
2021
Net sales	$392,003	$449,422	$482,566	$479,277
Gross profit	$47,166	$55,608	$51,045	$42,648
Net income (loss) attributable to common stockholders	$3,217	$12,252	$11,008	$(25,313)
Basic net income (loss) attributable to common stockholders per share(1)	$0.06	$0.24	$0.22	$(0.51)
Diluted net income (loss) attributable to common stockholders per share(1)	$0.06	$0.24	$0.22	$(0.51)
2020
Net sales	$387,074	$339,153	$351,584	$404,078
Gross profit	$36,743	$34,321	$43,194	$45,496
Net income (loss) attributable to common stockholders	$(106,647)	$(146)	$3,887	$5,494
Basic net income (loss) attributable to common stockholders per share(1)	$(2.01)	$—	$0.07	$0.10
Diluted net income (loss) attributable to common stockholders per share(1)	$(2.01)	$—	$0.07	$0.10
—————————
(1)Basic and diluted net income (loss) attributable to common stockholders per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly net income (loss) attributable to common stockholders per share may differ from annual net income (loss) attributable to common stockholders per share due to rounding.

ITEM 9—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A—CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to provide reasonable assurance to our management and board of directors that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on an evaluation conducted under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022, including those procedures described below, we, including our Chief Executive Officer and our Chief Financial Officer, determined that those controls and procedures were effective.
Changes in Internal Controls
There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fourth quarter of fiscal year 2022 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022, based on criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO). Based on this assessment, management has concluded that internal control over financial reporting is effective as of December 31, 2022.
Ernst & Young LLP, an Independent Registered Public Accounting Firm, has audited the Company’s consolidated financial statements as of and for the year ended December 31, 2022, and its report on internal controls over financial reporting as of December 31, 2022 appears on the following page.

Brent L. Yeagy	President and Chief Executive Officer
Michael N. Pettit	Senior Vice President and Chief Financial Officer

February 23, 2023

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Wabash National Corporation
Opinion on Internal Control over Financial Reporting
We have audited Wabash National Corporation’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Wabash National Corporation (the “Company”) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and our report dated February 23, 2023 expressed an unqualified opinion thereon.
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
February 23, 2023

ITEM 9B—OTHER INFORMATION
None.

ITEM 9C—DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III
ITEM 10—DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The Company hereby incorporates by reference the information contained under the heading “Information About Our Executive Officers” from Item 1 Part I of this Annual Report.
The Company hereby incorporates by reference the information contained under the headings “Delinquent Section 16(a) Reports,” “Proposal 1 - Election of Directors” and “Corporate Governance” from its definitive Proxy Statement to be delivered to stockholders of the Company and filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report in connection with the 2023 Annual Meeting of Stockholders to be held May 10, 2023.
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
ITEM 11—EXECUTIVE COMPENSATION
The Company hereby incorporates by reference the information contained under the headings “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Executive Compensation Tables,” and “Corporate Governance—Director Compensation” from its definitive Proxy Statement to be delivered to the stockholders of the Company and filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report in connection with the 2023 Annual Meeting of Stockholders to be held May 10, 2023.
ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The Company hereby incorporates by reference the information contained under the headings “Beneficial Ownership Information—Beneficial Ownership of Common Stock” and “Equity Compensation Plan Information” from its definitive Proxy Statement to be delivered to the stockholders of the Company and filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report in connection with the 2023 Annual Meeting of Stockholders to be held on May 10, 2023.
ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The Company hereby incorporates by reference the information contained under the headings “Corporate Governance—Board Structure and its Role in Oversight—Director Independence” and “Corporate Governance—Related Persons Transactions Policy” from its definitive Proxy Statement to be delivered to the stockholders of the Company and filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report in connection with the 2023 Annual Meeting of Stockholders to be held on May 10, 2023.
ITEM 14—PRINCIPAL ACCOUNTING FEES AND SERVICES
Information required by Item 14 of this form and the Audit Committee’s pre-approval policies and procedures regarding the engagement of the principal accountant are incorporated herein by reference to the information contained under the heading “Proposal 3—Ratification of Appointment of Independent Registered Public Accounting Firm” from the Company’s definitive Proxy Statement to be delivered to the stockholders of the Company and filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report in connection with the 2023 Annual Meeting of Stockholders to be held on May 10, 2023.
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

ITEM 16 – FORM 10-K SUMMARY
None.
EXHIBIT INDEX

No.	Description
3.01	Amended and Restated Certificate of Incorporation of the Company, as amended (5)
3.02	Amended and Restated Bylaws of the Company, as amended (15)
4.01	Specimen Stock Certificate (1)
4.02	Indenture, dated as of October 6, 2021, by and among Wabash National Corporation, the several guarantors named therein and Wells Fargo Bank, National Association, as trustee (14)
4.03	Form of 4.50% Senior Notes due 2028 (14)
4.04	Description of Securities (9)
10.01#	2011 Omnibus Incentive Plan (3)
10.02#	2017 Omnibus Incentive Plan (6)
10.03#	Change in Control Severance Pay Plan (4)
10.04#	Wabash National Corporation Executive Severance Plan (2)
10.05#	Form of Wabash National Corporation Time-Vesting Restricted Stock Unit Agreement for awards granted to employees under the 2017 Omnibus Incentive Plan (12)
10.06#	Wabash National Corporation Supplemental Plan, effective May 12, 2020 (10)
10.07#	Form of Wabash National Corporation Restricted Stock Unit Agreement for awards granted to non-employee directors under the 2017 Omnibus Incentive Plan (10)
10.08#	Form of Wabash National Corporation Performance-Based Restricted Stock Unit Agreement for awards granted to employees under the 2017 Omnibus Incentive Plan (12)
10.09
Second Amended and Restated Credit Agreement dated December 21, 2018 among Wabash National Corporation, certain subsidiaries of Wabash National Corporation, the lenders from time to time party thereto and Wells Fargo Capital Finance, LLC, as administrative agent (8)

10.10
First Amendment to Second Amended and Restated Credit Agreement, dated September 28, 2020, among Wabash National Corporation, certain of its subsidiaries party thereto, Wells Fargo Capital Finance, LLC, as the arranger and administrative agent for the Lenders, and the Lenders party thereto (11)

10.11
Increase Agreement Regarding Incremental Revolver Commitments and Second Amendment to Second Amended and Restated Credit Agreement, dated as of September 28, 2021, among Wabash National Corporation, certain of its subsidiaries party thereto, the lenders party thereto, and Wells Fargo Capital Finance, LLC, as the administrative agent (13)

10.12
Third Amendment to Second Amended and Restated Credit Agreement dated as of September 23, 2022, among Wabash National Corporation, certain subsidiaries of Wabash National Corporation, the lenders from time to time party thereto and Wells Fargo Capital Finance, LLC as arranger and administrative agent (16)

10.13	Form of Indemnification Agreement with Directors and Executive Officers (7)
21.1	List of Significant Subsidiaries (17)
23.1	Consent of Ernst & Young LLP (17)
31.1	Certification of Principal Executive Officer (17)
31.2	Certification of Principal Financial Officer (17)
32.1	Written Statement of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (17)
101	The following materials from Wabash National Corporation’s Annual Report on Form 10-K for the year ended December 31, 2022 are filed herewith, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at December 31, 2022 and 2021, (ii) the Consolidated Statements of Operations for the twelve months ended December 31, 2022, 2021, and 2020, (iii) the Consolidated Statements of Comprehensive Income (Loss) for the twelve months ended December 31, 2022, 2021, and 2020, (iv) the Consolidated Statements of Stockholders’ Equity for the twelve months ended December 31, 2022, 2021, and 2020, (v) the Consolidated Statements of Cash Flows for the twelve months ended December 31, 2022, 2021, and 2020, and (vi) Notes to the Consolidated Financial Statements. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document. (17)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101) (17)

#	Management contract or compensatory plan
(1)	Incorporated by reference to the Registrant’s registration statement on Form S-3 (Registration No. 333-27317) filed on May 16, 1997
(2)	Incorporated by reference to the Registrant’s Form 8-K filed on December 16, 2015 (File No. 001-10883)
(3)	Incorporated by reference to the Registrant’s Form 8-K filed on May 25, 2011 (File No. 001-10883)

(4)	Incorporated by reference to the Registrant’s Form 8-K filed on September 14, 2011 (File No. 001-10883)
(5)	Incorporated by reference to the Registrant’s Form 10-Q filed on November 1, 2011 (File No. 001-10883)
(6)	Incorporated by reference to the Registrant’s Form S-8 filed on May 18, 2017 (File No. 333-218085)
(7)	Incorporated by reference to the Registrant’s Form 8-K filed on December 15, 2017 (File No. 001-10883)
(8)	Incorporated by reference to the Registrant’s Form 8-K filed on December 27, 2018 (File No. 001-10883)
(9)	Incorporated by reference to the Registrant’s Form 10-K filed on February 25, 2020 (File No. 001-10883)
(10)	Incorporated by reference to the Registrant’s Form 10-Q filed on July 29, 2020 (File No. 001-10883)
(11)	Incorporated by reference to the Registrant’s Form 8-K filed on September 30, 2020 (File No. 001-10883)
(12)	Incorporated by reference to the Registrant’s Form 10-K filed on February 25, 2021 (File No. 001-10883)
(13)	Incorporated by reference to the Registrant’s Form 8-K filed on September 29, 2021 (File No 001-10883)
(14)	Incorporated by reference to the Registrant’s Form 8-K filed on October 6, 2021 (File No 001-10883)
(15)	Incorporated by reference to the Registrant’s Form 8-K filed on February 22, 2022 (File No 001-10883)
(16)	Incorporated by reference to the Registrant’s Form 8-K filed on September 26, 2022 (File No 001-10883)
(17)	Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
WABASH NATIONAL CORPORATION

February 23, 2023	By:	/s/ Michael N. Pettit
Michael N. Pettit
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature and Name	Title	Date

/s/ Brent L. Yeagy	President and Chief Executive Officer, Director	February 23, 2023
Brent L. Yeagy	(Principal Executive Officer)

/s/ Michael N. Pettit	Senior Vice President and Chief Financial Officer	February 23, 2023
Michael N. Pettit	(Principal Financial Officer and Principal Accounting Officer)

/s/ Larry J. Magee	Chairman of the Board of Directors	February 23, 2023
Larry J. Magee

/s/ Therese M. Bassett	Director	February 23, 2023
Therese M. Bassett

/s/ John G. Boss	Director	February 23, 2023
John G. Boss

/s/ Trent J. Broberg	Director	February 23, 2023
Trent J. Broberg

/s/ Ann D. Murtlow	Director	February 23, 2023
Ann D. Murtlow

/s/ Sudhanshu S. Priyadarshi	Director	February 23, 2023
Sudhanshu S. Priyadarshi

/s/ Scott K. Sorensen	Director	February 23, 2023
Scott K. Sorensen

/s/ Stuart A. Taylor II	Director	February 23, 2023
Stuart A. Taylor II