Form 10-Q
period 2023-03-31
WABASH NATIONAL Corp
filed 2023-04-26
CIK 879526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of common stock outstanding at April 19, 2023 was 47,480,037.

WABASH NATIONAL CORPORATION
FORM 10-Q

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements
WABASH NATIONAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	March 31, 2023	December 31, 2022
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$68,245	$58,245
Accounts receivable, net	256,598	255,577
Inventories, net	315,643	243,870
Prepaid expenses and other	42,434	34,927
Total current assets	682,920	592,619
Property, plant, and equipment, net	288,823	271,116
Goodwill	188,422	188,434
Intangible assets, net	96,027	99,231
Other assets	52,955	52,123
Total assets	$1,309,147	$1,203,523
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$—	$—
Accounts payable	250,557	189,141
Other accrued liabilities	173,844	158,327
Total current liabilities	424,401	347,468
Long-term debt	395,977	395,818
Deferred income taxes	27,719	27,758
Other non-current liabilities	35,912	34,354
Total liabilities	884,009	805,398
Commitments and contingencies
Noncontrolling interest	695	512
Wabash National Corporation stockholders’ equity:
Common stock 200,000,000 shares authorized, $0.01 par value, 47,626,067 and 47,675,796 shares outstanding, respectively	774	766
Additional paid-in capital	668,843	665,941
Retained earnings	235,399	188,241
Accumulated other comprehensive loss	(554)	(882)
Treasury stock at cost, 29,852,263 and 28,972,928 common shares, respectively	(480,019)	(456,453)
Total Wabash National Corporation stockholders' equity	424,443	397,613
Total liabilities, noncontrolling interest, and equity	$1,309,147	$1,203,523

The accompanying notes are an integral part of these Condensed Consolidated Statements.

WABASH NATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited – dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2023	2022
Net sales	$620,952	$546,761
Cost of sales	504,925	488,706
Gross profit	116,027	58,055
General and administrative expenses	36,040	26,332
Selling expenses	6,884	6,209
Amortization of intangible assets	3,203	5,039
Impairment and other, net	—	340
Income from operations	69,900	20,135
Other income (expense):
Interest expense	(4,994)	(4,913)
Other, net	387	(71)
Other expense, net	(4,607)	(4,984)
Income before income tax expense	65,293	15,151
Income tax expense	13,897	3,077
Net income	51,396	12,074
Net income attributable to noncontrolling interest	183	—
Net income attributable to common stockholders	$51,213	$12,074

Net income attributable to common stockholders per share:
Basic	$1.07	$0.25
Diluted	$1.04	$0.24
Weighted average common shares outstanding (in thousands):
Basic	47,770	49,004
Diluted	49,136	49,730

Dividends declared per share	$0.08	$0.08

The accompanying notes are an integral part of these Condensed Consolidated Statements.

WABASH NATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited – dollars in thousands)

	Three Months Ended March 31,
	2023	2022
Net income	$51,396	$12,074
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	564	243
Unrealized (loss) gain on derivative instruments	(236)	13,585
Total other comprehensive income	328	13,828
Comprehensive income	51,724	25,902
Comprehensive income attributable to noncontrolling interest	183	—
Comprehensive income attributable to common stockholders	$51,541	$25,902

The accompanying notes are an integral part of these Condensed Consolidated Statements.

WABASH NATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited – dollars in thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities
Net income	$51,396	$12,074
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation	6,493	8,225
Amortization of intangibles	3,203	5,039
Net gain on sale of property, plant and equipment	—	(645)
Deferred income taxes	39	(50)
Stock-based compensation	2,766	2,277
Impairment	—	986
Non-cash interest expense	244	213
Accounts receivable	(1,021)	(113,524)
Inventories	(71,773)	(49,113)
Prepaid expenses and other	(3,156)	2,913
Accounts payable and accrued liabilities	81,735	98,284
Other, net	(442)	(1,246)
Net cash provided by (used in) operating activities	69,484	(34,567)
Cash flows from investing activities
Cash payments for capital expenditures	(31,423)	(9,949)
Proceeds from the sale of assets	—	1,445
Net cash used in investing activities	(31,423)	(8,504)
Cash flows from financing activities
Proceeds from exercise of stock options	144	613
Dividends paid	(4,551)	(4,337)
Borrowings under revolving credit facilities	43,294	56,284
Payments under revolving credit facilities	(43,294)	(318)
Principal payments under finance lease obligations	—	(59)
Debt issuance costs paid	(88)	(83)
Stock repurchases	(23,566)	(8,013)
Net cash (used in) provided by financing activities	(28,061)	44,087
Cash and cash equivalents:
Net increase in cash, cash equivalents, and restricted cash	10,000	1,016
Cash, cash equivalents, and restricted cash at beginning of period	58,245	71,778
Cash, cash equivalents, and restricted cash at end of period	$68,245	$72,794
Supplemental disclosures of cash flow information:
Cash paid for interest	$231	$273
Net refunds received for income taxes	$(19)	$(8,825)
Period end balance of payables for property, plant, and equipment	$10,975	$2,960

The accompanying notes are an integral part of these Condensed Consolidated Statements.

WABASH NATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited – dollars in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
	Shares	Amount
Balances at December 31, 2022	47,675,796	$766	$665,941	$188,241	$(882)	$(456,453)	$397,613
Net income attributable to common stockholders for the period				51,213			51,213
Foreign currency translation					564		564
Stock-based compensation	480,463	8	2,758				2,766
Stock repurchase	(540,875)					(23,566)	(23,566)
Common stock dividends				(4,055)			(4,055)
Unrealized loss on derivative instruments, net of tax					(236)		(236)
Common stock issued in connection with:
Stock option exercises	10,683		144				144
Balances at March 31, 2023	47,626,067	$774	$668,843	$235,399	$(554)	$(480,019)	$424,443

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total
	Shares	Amount
Balances at December 31, 2021	48,954,482	$759	$653,978	$92,111	$859	$(422,168)	$325,539
Net income for the period				12,074			12,074
Foreign currency translation					243		243
Stock-based compensation	277,124	5	2,272				2,277
Stock repurchase	(247,174)					(8,013)	(8,013)
Common stock dividends				(4,065)			(4,065)
Unrealized gain on derivative instruments, net of tax					13,585		13,585
Common stock issued in connection with:
Stock option exercises	48,208		613				613
Balances at March 31, 2022	49,032,640	$764	$656,863	$100,120	$14,687	$(430,181)	$342,253

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
The condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
2. NEW ACCOUNTING PRONOUNCEMENTS
The Company has reviewed recently issued accounting standards, which have not yet been adopted, in order to determine their potential effect, if any, on its financial condition or results of operations. Based on the review of recently issued standards, the Company does not currently believe that any of those accounting pronouncements will have a significant effect on its current or future financial condition, results of operations, cash flows, or disclosures.
3. REVENUE RECOGNITION
The Company recognizes revenue from the sale of its products when obligations under the terms of a contract with our customers are satisfied; this occurs with the transfer of control of our products and replacement parts or throughout the completion of service work. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring promised goods or services to a customer and excludes all taxes collected from the customer. Shipping and handling fees are included in Net sales and the associated costs included in Cost of sales in the Condensed Consolidated Statements of Operations. For shipping and handling costs that take place after the transfer of control, the Company applies the practical expedient and treats such costs as a fulfillment cost. Incidental items that are immaterial in the context of the contract are recognized as expense. For performance obligations satisfied over time, which primarily relate to service work whereby the customer simultaneously receives and consumes the benefits provided, the Company recognizes revenue on the basis of the Company’s efforts or inputs to the satisfaction of these performance obligations, measured by actual total cost incurred to the total estimated costs for each project. Total revenue recognized over time was not material to the condensed consolidated financial statements for all periods presented.
The Company has identified three separate and distinct performance obligations: (1) the sale of a trailer or equipment, (2) the sale of replacement parts, and (3) service work. For trailer, truck body, equipment, and replacement part sales, control is transferred and revenue is recognized from the sale upon shipment to, or pick up by, the customer in accordance with the contract terms. The Company does not have any material extended payment terms as payment is received shortly after the point of sale. Accounts receivable are recorded when the right to consideration becomes unconditional. The Company does have customers who pay for the product prior to the transfer of control which is recorded as customer deposits in Other accrued liabilities as shown in Note 11. Customer deposits are recognized as revenue when the Company performs its obligations under the contract and transfers control of the product.

4. GOODWILL & OTHER INTANGIBLE ASSETS
As further described in Note 19, the Company has established two operating and reportable segments: Transportation Solutions (“TS”) and Parts & Services (“P&S”). These operating and reportable segments have also been determined to be the applicable reporting units for purposes of goodwill assignment and evaluation. As of March 31, 2023, goodwill allocated to the TS and P&S segments was approximately $120.5 million and $67.9 million, respectively. The Company considered whether there were any indicators of impairment during the three months ended March 31, 2023 and concluded there were none.
The changes in the carrying amounts of goodwill from December 31, 2021 through the three-month period ended March 31, 2023 were as follows (in thousands):

	Transportation Solutions	Parts & Services	Total
Balance at December 31, 2021
Goodwill	$188,764	$108,079	$296,843
Accumulated impairment losses	(68,257)	(40,143)	(108,400)
Net balance as of December 31, 2021	120,507	67,936	188,443
Effects of foreign currency	(5)	(4)	(9)
Balance at December 31, 2022
Goodwill	188,759	108,075	296,834
Accumulated impairment losses	(68,257)	(40,143)	(108,400)
Net balance as of December 31, 2022	120,502	67,932	188,434
Effects of foreign currency	(8)	(4)	(12)
Balance at March 31, 2023
Goodwill	188,751	108,071	296,822
Accumulated impairment losses	(68,257)	(40,143)	(108,400)
Net balance as of March 31, 2023	$120,494	$67,928	$188,422

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
Because the entity does not have sufficient equity at risk to permit it to carry on its activities without additional financial support, the Company concluded that WP is a VIE. The Company has the power to direct the activities of WP through majority representation on the Board of Directors as well as control related to the management and overall strategic direction of the entity. In addition, the Company has the obligation to absorb the benefits and losses of WP that could potentially be significant to the entity. The Company also has a requirement to provide funding to the entity if needed. Given the facts and circumstances specific to WP, the Company concluded that it is the primary beneficiary and, as such, is required to consolidate the entity. WP’s results of operations are included in the Parts & Services operating and reportable segment. Through March 31, 2023, the Company did not provide financial or other support to this VIE that it was not contractually obligated to provide. As of March 31, 2023, the Company does not have any obligations to provide financial support to WP.

The following table presents the assets and liabilities of the WP VIE consolidated on the Company’s Condensed Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$2,165	$1,379
Accounts receivable, net	1,735	1,509
Inventories, net	151	138
Prepaid expenses and other	77	16
Total current assets	4,128	3,042
Property, plant, and equipment, net	—	—
Other assets	290	141
Total assets	$4,418	$3,183
Liabilities
Current liabilities:
Accounts payable	$2,996	$2,136
Other accrued liabilities	32	23
Total current liabilities	3,028	2,159
Other non-current liabilities	—	—
Total liabilities	$3,028	$2,159
The following table is a rollforward of activities in the Company’s noncontrolling interest (in thousands):

	2023	2022
Balance at January 1	$512	$—
Net income attributable to noncontrolling interest	183	—
Other comprehensive income (loss)	—	—
Distributions declared to noncontrolling interest	—	—
Balance at March 31	$695	$—

6. INVENTORIES, NET
Inventories are stated at the lower of cost, determined on either the first-in, first-out or average cost method, or net realizable value. Inventories, net of reserves, consist of the following components (in thousands):

	March 31, 2023	December 31, 2022
Raw materials and components	$187,432	$176,080
Finished goods	108,466	50,005
Work in progress	12,009	9,983
Aftermarket parts	7,121	7,065
Used trailers	615	737
	$315,643	$243,870

7. PREPAID EXPENSES AND OTHER
Prepaid expenses and other current assets consist of the following (in thousands):

	March 31, 2023	December 31, 2022
Chassis converter pool agreements	$23,423	$20,345
Assets held for sale	—	—
Income tax receivables	106	2,358
Insurance premiums & maintenance/subscription agreements	8,619	3,949
Commodity swap contracts	3,947	2,674
All other	6,339	5,601
	$42,434	$34,927
Chassis converter pool agreements represent chassis transferred to the Company on a restricted basis by the manufacturer, who retains the sole authority to authorize commencement of work on the chassis and to make certain other decisions with respect to the chassis including the terms and pricing of sales to the manufacturer’s dealers. There were no assets held for sale as of either date presented. Insurance premiums and maintenance/subscription agreements are charged to expense over the contractual life, which is generally one year or less. As further described in Note 9, commodity swap contracts relate to our hedging activities (that are in an asset position) to mitigate the risks associated with fluctuations in commodity prices. Other items primarily consist of investments held by the Company’s captive insurance subsidiary and other various prepaid and other assets. As of March 31, 2023 and December 31, 2022, there was no restricted cash included in prepaid expenses and other current assets.
8. DEBT
Long-term debt consists of the following (in thousands):

	March 31, 2023	December 31, 2022
Senior Notes due 2028	$400,000	$400,000
Revolving Credit Agreement	—	—
	400,000	400,000
Less: unamortized discount and fees	(4,023)	(4,182)
Less: current portion	—	—
	$395,977	$395,818
Senior Notes due 2028
On October 6, 2021, the Company closed on an offering of $400 million in aggregate principal amount of its 4.50% unsecured Senior Notes due 2028 (the “Senior Notes”). The Senior Notes were issued pursuant to an indenture dated as of October 6, 2021, by and among the Company, certain subsidiary guarantors named therein (the “Guarantors”) and Wells Fargo Bank, National Association, as trustee (the “Indenture”). The Senior Notes bear interest at the rate of 4.50% and pay interest semi-annually in cash in arrears on April 15 and October 15 of each year. The Senior Notes will mature on October 15, 2028. At any time prior to October 15, 2024, the Company may redeem some or all of the Senior Notes for cash at a redemption price equal to 100% of the aggregate principal amount of the Senior Notes being redeemed plus an applicable make-whole premium set forth in the Indenture and accrued and unpaid interest to, but not including, the redemption date.
Prior to October 15, 2024, the Company may redeem up to 40% of the Senior Notes at a redemption price of 104.500% of the principal amount, plus accrued and unpaid interest to, but not including, the redemption date, with the proceeds of certain equity offerings so long as if, after any such redemption occurs, at least 60% of the aggregate principal amount of the Senior Notes remain outstanding. On and after October 15, 2024, the Company may redeem some or all of the Senior Notes at redemption prices (expressed as percentages of principal amount) equal to 102.250% for the twelve-month period beginning on October 15, 2024, 101.125% for the twelve-month period beginning October 15, 2025 and 100.000% beginning on October 15, 2026, plus accrued and unpaid interest to, but not including, the redemption date. Upon the occurrence of a Change of Control (as defined in the Indenture), unless the Company has exercised its optional redemption right in respect of the Senior Notes, the holders of the Senior Notes will have the right to require the Company to repurchase all or a portion of the Senior Notes at a price equal to 101% of the aggregate principal amount of the Senior Notes, plus any accrued and unpaid interest to, but not including, the date of repurchase.

The Senior Notes are guaranteed on a senior unsecured basis by all direct and indirect existing and future domestic restricted subsidiaries, subject to certain restrictions. The Senior Notes and related guarantees are the Company’s and the Guarantors’ general unsecured senior obligations and will be subordinated to all of the Company and the Guarantors’ existing and future secured debt to the extent of the assets securing that secured obligation. In addition, the Senior Notes are structurally subordinated to any existing and future debt of any of the Company’s subsidiaries that are not Guarantors, to the extent of the assets of those subsidiaries.
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
During any time when the Senior Notes are rated investment grade by at least two of Moody’s, Fitch and Standard & Poor’s Ratings Services and no Default (as defined in the Indenture) has occurred and is continuing, many of such covenants will be suspended and the Company and its subsidiaries will cease to be subject to such covenants during such period.
The Indenture contains customary events of default, including payment defaults, breaches of covenants, failure to pay certain judgments and certain events of bankruptcy, insolvency and reorganization. If an event of default occurs and is continuing, the principal amount of the Senior Notes, plus accrued and unpaid interest, if any, may be declared immediately due and payable. These amounts automatically become due and payable if an event of default relating to certain events of bankruptcy, insolvency or reorganization occurs. As of March 31, 2023, the Company was in compliance with all covenants.
Contractual coupon interest expense and accretion of fees for the Senior Notes for each three-month period ended March 31, 2023 and 2022 was $4.5 million and $0.2 million, respectively. Contractual coupon interest expense and accretion of fees for the Senior Notes are included in Interest expense in the Company’s Condensed Consolidated Statements of Operations.
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
The Revolving Credit Agreement contains customary covenants limiting the ability of the Company and certain of its subsidiaries to, among other things, pay cash dividends, incur debt or liens, redeem or repurchase stock, enter into transactions with affiliates, merge, dissolve, repay subordinated indebtedness, make investments and dispose of assets. In addition, the Company will be required to maintain a minimum fixed charge coverage ratio of not less than 1.0 to 1.0 as of the end of any period of 12 fiscal months when excess availability under the Revolving Credit Agreement is less than the greater of (a) 10.0% of the lesser of (i) the total revolving commitments and (ii) the borrowing base (such lesser amount, the “Line Cap”) and (b) $25 million. As of March 31, 2023, the Company was in compliance with all covenants.

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
The Company’s liquidity position, defined as cash on hand and available borrowing capacity on the Revolving Credit Agreement, amounted to $410.4 million as of March 31, 2023 and $401.2 million as of December 31, 2022.
During the three-month period ended March 31, 2023, the Company had net payments of principal of $43.0 million and net borrowings of principal of $43.0 million. As of March 31, 2023, there were no amounts outstanding under the Revolving Credit Agreement.
During the three-month period ended March 31, 2022, the Company borrowed $56.0 million under the Revolving Credit Agreement. As of March 31, 2022, there was $89.0 million outstanding under the Revolving Credit Agreement.
Interest expense under the Revolving Credit Agreement for the three-month periods ended March 31, 2023 and March 31, 2022, was approximately $0.2 million and $0.3 million, respectively. Interest expense under the Revolving Credit Agreement is included in Interest expense in the Company’s Condensed Consolidated Statements of Operations.
9. FINANCIAL DERIVATIVE INSTRUMENTS
Commodity Pricing Risk
As of March 31, 2023, the Company was party to commodity swap contracts for specific commodities with notional amounts of approximately $73.3 million. The Company uses commodity swap contracts to mitigate the risks associated with fluctuations in commodity prices impacting its cash flows related to inventory purchases from suppliers. The Company does not hedge all commodity price risk.
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
Financial Statement Presentation
As of March 31, 2023 and December 31, 2022, the fair value carrying amount of the Company’s derivative instruments were recorded as follows (in thousands):

		Asset / (Liability) Derivatives
	Balance Sheet Caption	March 31, 2023	December 31, 2022
Derivatives designated as hedging instruments
Commodity swap contracts	Prepaid expenses and other	$3,947	$2,674
Commodity swap contracts	Accounts payable and Other accrued liabilities	(2,228)	(1,653)
Total derivatives designated as hedging instruments		$1,719	$1,021

The following table summarizes the gain or loss recognized in AOCI as of March 31, 2023 and December 31, 2022 and the amounts reclassified from AOCI into earnings for the three months ended March 31, 2023 and 2022 (in thousands):

	Amount of Gain Recognized in AOCI on Derivatives (Effective Portion, net of tax)		Location of Gain (Loss) Reclassified from AOCI into Earnings (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Earnings

	March 31, 2023	December 31, 2022		Three Months Ended March 31,
				2023	2022
Derivatives instruments
Commodity swap contracts	$673	$909	Cost of sales	$487	$5,298
Over the next 12 months, the Company expects to reclassify approximately $0.9 million of pretax deferred gains, related to the commodity swap contracts, from AOCI to cost of sales as inventory purchases are settled.
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
The Company leases certain industrial spaces, office spaces, land, and equipment. Some leases include one or more options to renew, with renewal terms that can extend the lease term from generally 1 to 5 years. The exercise of lease renewal options is at the Company’s sole discretion, and are included in the lease term only to the extent such renewal options are reasonably certain of being exercised at lease commencement. Certain leases also include options to purchase the leased property. The depreciable life of assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise.
During the three months ended March 31, 2023, leased assets obtained in exchange for new operating lease liabilities totaled approximately $0.3 million. During the three months ended March 31, 2022, leased assets obtained in exchange for new operating lease liabilities totaled approximately $1.3 million. As of March 31, 2023, obligations related to operating leases that the Company has executed but have not yet commenced were insignificant. Subsequent to March 31, 2023, the Company executed operating leases and obligations related to these leases totaling approximately $0.4 million on a non-discounted basis, which the Company generally expects to be recognized over the next five years.
As described in the Company Annual Report on Form 10-K for the year ended December, 31, 2022, during 2022, the Company entered into sale-leaseback-sublease transactions. Such contracts were entered into in contemplation of each other and are thus recorded on a net basis. The net revenue from these contracts was insignificant for the three months ended March 31, 2023 and 2022. In addition, certain of the transactions occurred with a related party—such transactions were at market value and arm’s length. As of March 31, 2023, the Company has no other significant lease agreements in place for which the Company is a lessor or sublessor.
Leased assets and liabilities included within the Condensed Consolidated Balance Sheets consist of the following (in thousands):

	Classification	March 31, 2023	December 31, 2022
Right-of-Use Assets
Operating	Other assets	$21,747	$23,003
Liabilities
Current
Operating	Other accrued liabilities	$5,994	$6,120
Noncurrent
Operating	Other non-current liabilities	15,753	16,883
Total lease liabilities		$21,747	$23,003

Lease costs included in the Condensed Consolidated Statements of Operations consist of the following (in thousands):

	Classification	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Operating lease cost	Cost of sales, selling expenses and general and administrative expense	$1,871	$1,109
Finance lease cost
Amortization of ROU leased assets	Depreciation and amortization within Cost of sales	—	36
Interest on lease liabilities	Interest expense	—	1
Net lease cost		$1,871	$1,146
Maturity of the Company’s lease liabilities as of March 31, 2023 is as follows (in thousands):

	Operating Leases	Finance Leases	Total
2023 (remainder)	$5,301	$—	$5,301
2024	6,083	—	6,083
2025	5,019	—	5,019
2026	4,463	—	4,463
2027	2,364	—	2,364
Thereafter	794	—	794
Total lease payments	$24,024	$—	$24,024
Less: interest	2,277	—
Present value of lease payments	$21,747	$—
As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. Remaining lease term and discount rates are as follows:

	March 31, 2023	December 31, 2022
Weighted average remaining lease term (years)
Operating leases	4.1	4.3
Weighted average discount rate
Operating leases	4.91%	4.92%
Lease costs included in the Condensed Consolidated Statements of Cash Flows are as follows (in thousands):

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,895	$1,120
Operating cash flows from finance leases	$—	$1
Financing cash flows from finance leases	$—	$59

11. OTHER ACCRUED LIABILITIES
The following table presents the major components of Other accrued liabilities (in thousands):

	March 31, 2023	December 31, 2022
Warranty	$21,557	$22,061
Chassis converter pool agreements	23,423	20,345
Payroll and related taxes	18,208	29,219
Customer deposits	34,999	32,129
Self-insurance	11,291	10,718
Accrued interest	8,372	3,854
Operating lease obligations	5,994	6,120
Accrued taxes	37,218	24,793
All other	12,782	9,088
	$173,844	$158,327
The following table presents the changes in the product warranty accrual included in Other accrued liabilities (in thousands):

	2023	2022
Balance as of January 1	$22,061	$22,045
Provisions and revisions to estimates	756	946
Payments	(1,260)	(847)
Balance as of March 31	$21,557	$22,144
The Company offers a limited warranty for its products with a coverage period that ranges between 1 and 5 years, except that the coverage period for DuraPlate® trailer panels is 10 years. The Company passes through component manufacturers’ warranties to our customers. The Company’s policy is to accrue the estimated cost of warranty coverage at the time of the sale.
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

Fair value measurements and the fair value hierarchy level for the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022 are shown below (in thousands):

	Frequency	Asset / (Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2023
Commodity swap contracts	Recurring	$1,719	$—	$1,719	$—
Mutual funds	Recurring	$8,237	$8,237	$—	$—
Life-insurance contracts	Recurring	$16,141	$—	$16,141	$—
December 31, 2022
Commodity swap contracts	Recurring	$1,021	$—	$1,021	$—
Mutual funds	Recurring	$6,579	$6,579	$—	$—
Life-insurance contracts	Recurring	$15,509	$—	$15,509	$—
Estimated Fair Value of Debt
The estimated fair value of debt at March 31, 2023 consists primarily of the Senior Notes due 2028 and any borrowings under the Revolving Credit Agreement (see Note 8). The fair value of the Senior Notes due 2028 are based upon third party pricing sources, which generally do not represent daily market activity or represent data obtained from an exchange, and are classified as Level 2. The interest rates on the Company’s borrowings under the Revolving Credit Agreement are adjusted regularly to reflect current market rates and thus carrying value approximates fair value for any borrowings.
The Company’s carrying and estimated fair value of debt at March 31, 2023 and December 31, 2022 were as follows (in thousands):

	March 31, 2023				December 31, 2022
	Carrying Value	Fair Value			Carrying Value	Fair Value
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Instrument
Senior Notes due 2028	$395,977	$—	$346,480	$—	$395,818	$—	$337,237	$—
Revolving Credit Agreement	—	—	—	—	—	—	—	—
	$395,977	$—	$346,480	$—	$395,818	$—	$337,237	$—
The fair value of debt is based on current public market prices for disclosure purposes only. Unrealized gains or losses are not recognized in the financial statements as long-term debt is presented at carrying value, net of unamortized premium or discount and unamortized deferred financing costs in the condensed consolidated financial statements.

13. COMMITMENTS AND CONTINGENCIES
As of March 31, 2023, the Company was named as a defendant or was otherwise involved in numerous legal proceedings and governmental examinations, including class action lawsuits, in connection with the conduct of its business activities in various jurisdictions, both in the United States and internationally. On the basis of information currently available to it, management does not believe that existing proceedings and investigations will have a material impact on our consolidated financial condition or liquidity if determined in a manner adverse to the Company except for the matter described in further detail below. However, such matters are unpredictable, and we could incur judgments or enter into settlements for current or future claims that could materially and adversely affect our financial statements. Costs associated with the litigation and settlements of legal matters are reported within General and administrative expenses in the Condensed Consolidated Statements of Operations.
Legal Matter Estimated Liability
As of March 31, 2023, the Company was named as a defendant in California state court in two purported class action lawsuits, alleging wage and hour claims under California-specific employment laws (collectively, “the Matters”). The defense of both lawsuits is being handled in conjunction with one another. During the three months ended March 31, 2023, in accordance with Accounting Standards Codification (“ASC”) 450, the Company concluded a liability related to the Matters was probable and estimable. As such, an estimated liability of $3.0 million is included in General & administrative expenses in the Condensed Consolidated Statements of Operations. Subsequent to March 31, 2023, the Company reached an agreement to resolve the Matters via settlement for an amount materially consistent with the estimated liability.
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
On November 13, 2019, the Company received a notice that it was considered one of several PRPs by the Indiana Department of Environmental Management (“IDEM”) under CERCLA and state law related to substances found in soil and groundwater at a property located at 817 South Earl Avenue, Lafayette, Indiana (the “Site”). The Company has never owned or operated the Site, but the Site is near certain of the Company’s owned properties. In 2020, the Company agreed to implement a limited work plan to further investigate the source of the contamination at the Site and worked with IDEM and other PRPs to finalize the terms of the work plan. The Company submitted its initial site investigation report to IDEM during the third quarter of 2020, indicating that the data collected by the Company’s consultant confirmed that the Company’s properties are not the source of contamination at the Site. In December 2021, after completing further groundwater sampling work, the Company submitted to IDEM a supplemental written report, which again stated that the Company is not a responsible party and the Company’s properties are not a source of any contamination. In June 2022, the Company and other PRPs finalized Work Plan Addendum No. 3, which provides for additional groundwater sampling on another PRP property in the next six months. As of March 31, 2023, based on the information available, the Company does not expect this matter to have a material adverse effect on its financial condition or results of operations.

Chassis Converter Pool Agreements
The Company obtains most vehicle chassis for its specialized vehicle products directly from the chassis manufacturers under converter pool agreements. Chassis are obtained from the manufacturers based on orders from customers, and in some cases, for unallocated orders. The agreements generally state that the manufacturer will provide a supply of chassis to be maintained at the Company’s facilities with the condition that we will store such chassis and will not move, sell, or otherwise dispose of such chassis except under the terms of the agreement. In addition, the manufacturer typically retains the sole authority to authorize commencement of work on the chassis and to make certain other decisions with respect to the chassis including the terms and pricing of sales of the chassis to the manufacturer’s dealers. The manufacturer also does not transfer the certificate of origin to the Company nor permit the Company to sell or transfer the chassis to anyone other than the manufacturer (for ultimate resale to a dealer). Although the Company is party to related finance agreements with manufacturers, the Company has not historically settled, nor expects to in the future settle, any related obligations in cash. Instead, the obligation is settled by the manufacturer upon reassignment of the chassis to an accepted dealer, and the dealer is invoiced for the chassis by the manufacturer. Accordingly, as of March 31, 2023, the Company’s outstanding chassis converter pool with the manufacturer totaled $23.4 million and the Company has included this financing agreement on the Company’s Condensed Consolidated Balance Sheets within Prepaid expenses and other and Other accrued liabilities. All other chassis programs are handled as consigned inventory belonging to the manufacturer and totaled approximately $0.5 million. Under these agreements, if the chassis is not delivered to a customer within a specified time frame, the Company is required to pay a finance or storage charge on the chassis. Additionally, the Company receives finance support funds from manufacturers when the chassis are assigned into the Company’s chassis pool. Typically, chassis are converted and delivered to customers within 90 days of the receipt of the chassis by the Company.
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

	Three Months Ended March 31,
	2023	2022
Basic net income attributable to common stockholders per share:
Net income attributable to common stockholders	$51,213	$12,074
Weighted average common shares outstanding	47,770	49,004
Basic net income attributable to common stockholders per share	$1.07	$0.25

Diluted net income attributable to common stockholders per share:
Net income attributable to common stockholders	$51,213	$12,074

Weighted average common shares outstanding	47,770	49,004
Dilutive stock options and restricted stock	1,366	726
Diluted weighted average common shares outstanding	49,136	49,730
Diluted net income attributable to common stockholders per share	$1.04	$0.24

15. STOCK-BASED COMPENSATION
The Company recognizes all share-based payments based upon their grant date fair value. The Company grants restricted stock units subject to specific service, performance, and/or market conditions. The Company’s policy is to recognize expense for awards that have service conditions only subject to graded vesting using the straight-line attribution method. In addition, the Company’s policy is to estimate expected forfeitures on share-based awards. The fair value of service and performance-based units is based on the market price of a share of underlying common stock at the date of grant. The fair values of the awards that contain market conditions are estimated using a Monte Carlo simulation approach in a risk-neutral framework to model future stock price movements based upon historical volatility, risk-free rates of return, and correlation matrix. The amount of compensation costs related to restricted stock units and performance units not yet recognized, excluding estimated forfeitures, was $21.5 million at March 31, 2023, for which the expense will be recognized through 2026.
16. STOCKHOLDERS’ EQUITY
Share Repurchase Program
In August 2021, the Company announced that the Board of Directors approved the repurchase of an additional $150 million in shares of common stock over a three-year period. This authorization was an increase to the previous $100 million repurchase programs approved in November 2018, February 2017, and February 2016. The repurchase program is set to expire in August 2024. Stock repurchases under this program may be made in the open market or in private transactions at times and in amounts determined by the Company. As of March 31, 2023, $91.0 million remained available under the program.
Common and Preferred Stock
The Board of Directors has the authority to issue common and unclassed preferred stock of up to 200 million shares and 25 million shares, respectively, with par value of $0.01 per share, as well as to fix dividends, voting and conversion rights, redemption provisions, liquidation preferences, and other rights and restrictions.
Accumulated Other Comprehensive Income (Loss)
Changes in AOCI by component, net of tax, for the three months ended March 31, 2023 are summarized as follows (in thousands):

	Foreign Currency Translation	Derivative Instruments	Total
Balances at December 31, 2022	$(1,791)	$909	$(882)
Net unrealized gains (losses) arising during the period(a)	564	130	694
Less: Net realized gains (losses) reclassified to net income(b)	—	366	366
Net change during the period	564	(236)	328
Balances at March 31, 2023	$(1,227)	$673	$(554)
—————————
(a) Derivative instruments net of less than $0.1 million of tax liability for the three months ended March 31, 2023.
(b) Derivative instruments net of $0.1 million of tax liability for the three months ended March 31, 2023.

Changes in AOCI by component, net of tax, for the three months ended March 31, 2022 are summarized as follows (in thousands):

	Foreign Currency Translation	Derivative Instruments	Total
Balances at December 31, 2021	$(1,989)	$2,848	$859
Net unrealized gains (losses) arising during the period(c)	243	17,555	17,798
Less: Net realized gains (losses) reclassified to net loss(d)	—	3,970	3,970
Net change during the period	243	13,585	13,828
Balances at March 31, 2022	$(1,746)	$16,433	$14,687
—————————
(c) Derivative instruments net of $5.9 million of tax liability for the three months ended March 31, 2022.
(d) Derivative instruments net of $1.3 million of tax liability for the three months ended March 31, 2022.

17. INCOME TAXES
For the three months ended March 31, 2023, the Company recognized income tax expense of $13.9 million compared to $3.1 million for the same period in the prior year. The effective tax rates for the first three months of 2023 and 2022 were 21.3% and 20.3%, respectively. For the first three months of 2023 and 2022, the effective tax rate differs from the U.S. Federal statutory rate of 21% primarily due to the impact of state and local taxes net of discrete items incurred related to stock-based compensation.
18. IMPAIRMENT AND SALES OF PROPERTY, PLANT, AND EQUIPMENT
There were no material impairments or sales of property, plant, and equipment during the three months ended March 31, 2023. During the first quarter of 2022, the Company impaired approximately $1.0 million of construction-in-progress projects that were no longer expected to be completed. In addition, the Company sold a building (and the related land) for net proceeds of $1.1 million. A gain on sale of approximately $0.7 million was recognized as part of the sale. The impairment and gain on sale are included in Impairment and other, net in the Condensed Consolidated Statements of Operations.
19. SEGMENTS
a. Segment Reporting
Based on how the Chief Operating Decision Maker (“CODM”) manages the business, allocates resources, makes operating decisions, and evaluates operating performance, the Company manages its business in two operating and reportable segments: Transportation Solutions and Parts & Services.
Additional information related to the composition of each segment is included below.
▪Transportation Solutions (“TS”): The TS segment comprises the design and manufacturing operations for the Company’s transportation-related equipment and products. This includes dry and refrigerated van trailers, platform trailers, and the Company’s wood flooring production facility. The Company’s EcoNex™ products, which are under the Company’s AcuthermTM portfolio of solutions designed for intelligent thermal management, are also reported in the TS segment. In addition, the TS segment includes tank trailers and truck-mounted tanks. Finally, truck-mounted dry and refrigerated bodies and service and stake bodies are also in the TS segment.
▪Parts & Services (“P&S”): The P&S segment is comprised of the Company’s parts and services business as well as the upfitting component of our truck bodies business. In addition, the Company’s Composites business, which focuses on the use of DuraPlate® composite panels beyond the semi-trailer market, is also part of the P&S segment. This segment also includes the Wabash Parts LLC parts and distribution entity we created with our partner during the second quarter of 2022 as further described in Note 5. Finally, the P&S segment includes the Company’s Engineered Products business, which manufactures stainless-steel storage tanks and silos, mixers, and processors for a variety of end markets. Growing and expanding the parts and services businesses is a key strategic initiative for the Company moving forward.
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

Reportable segment information is as follows (in thousands):

Three Months Ended March 31, 2023	Transportation Solutions	Parts & Services	Corporate and Eliminations	Consolidated
Net sales
External customers	$575,296	$45,656	$—	$620,952
Intersegment sales	2,775	1,484	(4,259)	—
Total net sales	$578,071	$47,140	$(4,259)	$620,952

Income (loss) from operations	$87,116	$9,209	$(26,425)	$69,900

Three Months Ended March 31, 2022	Transportation Solutions	Parts & Services	Corporate and Eliminations	Consolidated
Net sales
External customers	$501,040	$45,721	$—	$546,761
Intersegment sales	1,025	987	(2,012)	—
Total net sales	$502,065	$46,708	$(2,012)	$546,761

Income (loss) from operations	$31,697	$6,789	$(18,351)	$20,135
b.  Product Information
The Company offers products primarily in four general categories: (1) new trailers, (2) used trailers, (3) components, parts and services, and (4) equipment and other (which includes truck bodies). The following table sets forth the major product categories and their percentage of consolidated net sales (dollars in thousands):

Three Months Ended March 31, 2023	Transportation Solutions	Parts & Services	Eliminations	Consolidated
New trailers	$485,248	$124	$(362)	$485,010	78.1%
Used trailers	—	539	—	539	0.1%
Components, parts and services	—	35,682	—	35,682	5.7%
Equipment and other	92,823	10,795	(3,897)	99,721	16.1%
Total net sales	$578,071	$47,140	$(4,259)	$620,952	100.0%

Three Months Ended March 31, 2022	Transportation Solutions	Parts & Services	Eliminations	Consolidated
New trailers	$437,963	$54	$(311)	$437,706	80.1%
Used trailers	—	569	—	569	0.1%
Components, parts and services	—	33,564	(1,701)	31,863	5.8%
Equipment and other	64,102	12,521	—	76,623	14.0%
Total net sales	$502,065	$46,708	$(2,012)	$546,761	100.0%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report of Wabash National Corporation (together with its subsidiaries, “Wabash,” “Company,” “us,” “we,” or “our”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements may include the words “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect,” “plan” or “anticipate” and other similar words. Forward-looking statements convey the Company’s current expectations or forecasts of future events. Our “forward-looking statements” include, but are not limited to, statements regarding:
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

▪provisions of our Senior Notes which could discourage potential future acquisitions of us by a third party;
▪the risks related to restrictive covenants in our Senior Notes indenture and Credit Agreement (each, as defined below), including limits on financial and operating flexibility;
▪price and trading volume volatility of our common stock; and
▪assumptions relating to the foregoing.
Although we believe that the expectations expressed in our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and are subject to inherent risks and uncertainties, such as those disclosed in this Quarterly Report. Important risks and factors that could cause our actual results to be materially different from our expectations include the factors that are disclosed in “Item 1A-Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022. Each forward-looking statement contained in this Quarterly Report reflects our management’s view only as of the date on which that forward-looking statement was made. We are not obligated to update forward-looking statements or publicly release the result of any revisions to them to reflect events or circumstances after the date of this Quarterly Report or to reflect the occurrence of unanticipated events, except as required by law.

COVID-19 Update
In March 2020, the World Health Organization declared a global pandemic related to COVID-19. This pandemic has created significant uncertainties and disruptions in the global economy. We continue to monitor the ongoing challenges of an endemic infection and remain focused on the health and safety of our employees, as well as the health of our business, as we manage our operating plans and consider the most recent developments, the best practice guidelines by health experts, the number of cases in the United States, and local, state, and federal requirements. While the public health emergency has ended in the United States, the COVID-19 pandemic has had lasting effects and continues to cause supply chain, labor, and raw material constraints that impact global markets.
Inflationary Cost Environment and Supply Chain Disruption
During the three months ended March 31, 2023, we continued to experience a certain degree of inflation across our supply chain, increased freight and logistics costs, and volatility in connection with labor shortages. While we continue to expect the global market downturn and overall impacts on our operations to be temporary, the duration and severity of the impacts cannot be estimated at this time. Continued or worsening disruptions to, and impacts on, our production, supply chain, demand for our products, and overall business could have a material adverse effect on our results of operations, financial condition, and cash flows.
Results of Operations
The following table sets forth certain operating data as a percentage of net sales for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Net sales	100.0%	100.0%
Cost of sales	81.3%	89.4%
Gross profit	18.7%	10.6%

General and administrative expenses	5.8%	4.8%
Selling expenses	1.1%	1.1%
Amortization of intangibles	0.5%	0.9%
Impairment and other, net	—%	0.1%
Income from operations	11.3%	3.7%

Interest expense	(0.8%)	(0.9%)
Other, net	0.1%	—%
Income before income tax expense	10.5%	2.8%

Income tax expense	2.2%	0.6%
Net income	8.3%	2.2%

For the three-month period ended March 31, 2023, we recorded net sales of $621.0 million compared to $546.8 million in the prior year period. Net sales for the three-month period ended March 31, 2023 increased $74.2 million, or 13.6%, compared to the prior year period, due primarily to an increase in revenue per new trailer unit and truck body. New trailer shipments decreased 0.7% primarily due to our previously announced intentional ramp-down of manufacturing conventional refrigerated van trailers. In addition, despite a certain degree of continued supply chain challenges, new truck body shipments increased 9.5%, which drove an increase in truck body revenue of approximately $26.1 million. The higher new trailer (excluding conventional refrigerated van trailers) and truck body shipment volumes drove an increase of 15.1% in net sales within the TS reportable segment. Net sales within the P&S reportable segment increased $0.4 million compared to the prior year period, which was due in part to the Wabash Parts LLC parts and distribution entity we created with our partner during the second quarter of 2022 as further described in Note 5. Gross profit margin increased to 18.7% in the first quarter of 2023 compared to 10.6% in the prior year period primarily driven by higher revenue per new trailer unit and truck body that increased proportionately higher than our manufacturing costs. We generally observed continued strong demand for our products during the first quarter of 2023. In addition, we continue to experience some challenges as we ramp-up production, manage our supply chain, and hire additional labor. However, we remain focused on positioning ourselves to profitably capitalize on current demand while being vigilant to respond to any potential softening of the industry and overall economy.
For the three-month period ended March 31, 2023, selling, general and administrative expenses increased $10.4 million as compared to the same period in 2022. As a percentage of net sales, selling, general and administrative expenses were 6.9% in the first quarter of 2023 as compared to 6.0% in the prior year period. The overall increase in selling, general and administrative expenses in the current year period compared to the same period in the prior year was largely due to an increase in professional fees and outside services costs (including the estimated liability for the Matters, as defined and further described in Note 13), as well as higher employee-related costs, including benefits and incentive programs.
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
Three Months Ended March 31, 2023 Compared with the Three Months Ended March 31, 2022
Net Sales
Net sales in the first quarter of 2023 increased $74.2 million, or 13.6%, compared to the first quarter of 2022. By business segment, prior to the elimination of intercompany sales, sales and related units sold were as follows (dollars in thousands):

	Three Months Ended March 31,		Change
	2023	2022	Amount	%
	(prior to elimination of intersegment sales)
Sales by Segment
Transportation Solutions	$578,071	$502,065	$76,006	15.1%
Parts & Services	47,140	46,708	432	0.9%
Eliminations	(4,259)	(2,012)	(2,247)
Total	$620,952	$546,761	$74,191	13.6%

New Units Shipped	(units)
Trailers	11,780	11,865	(85)	(0.7%)
Truck bodies	3,815	3,485	330	9.5%
Total	15,595	15,350	245	1.6%

Used Units Shipped	(units)
Trailers	15	20	(5)	(25.0%)

TS segment sales, prior to the elimination of intersegment sales, were $578.1 million for the first quarter of 2023, an increase of $76.0 million, or 15.1%, compared to the first quarter of 2022. New trailers shipped during the first quarter of 2023 totaled 11,780 trailers compared to 11,865 trailers in the prior year period, a decrease of 0.7%, which was primarily driven by our previously announced intentional ramp-down of manufacturing conventional refrigerated van trailers. Despite a certain degree of continued supply chain challenges, new truck bodies shipped during the first quarter of 2023 totaled 3,815 truck bodies compared to 3,485 truck bodies in the prior year period, an increase of 9.5%. The increase in new trailer shipments and revenue per trailer unit across each of our product lines (excluding conventional refrigerated van trailers) and the increase in truck body shipments and revenue per truck body unit resulted in an overall increase in new trailer and truck body revenue. The increases were primarily due to strong demand, increased pricing to account for inflation, our curated customer portfolio, improved pricing processes, and improving mix from certain product lines.
P&S segment sales, prior to the elimination of intersegment sales, were $47.1 million for the first quarter of 2023, an increase of $0.4 million, or 0.9%, compared to the first quarter of 2022. The overall increase in sales for this segment was due primarily to the Wabash Parts LLC parts and distribution entity, which had approximately $4.6 million of sales during the first quarter of 2023. This increase was partially offset by a decrease in certain of our other parts, services, and upfitting offerings in the current year period.
Cost of Sales
Cost of sales was $504.9 million in the first quarter of 2023, an increase of $16.2 million, or 3.3%, compared to the prior year period. Cost of sales is comprised of material costs, a variable expense, and other manufacturing costs, comprised of both fixed and variable expenses, including direct and indirect labor, outbound freight, overhead expenses, and depreciation.
TS segment cost of sales was $474.5 million in the first quarter of 2023, an increase of $20.1 million, or 4.4%, compared to the prior year period. The increase in cost of sales, which was primarily driven by higher sales and production volumes on account of strong demand, was due to an increase in labor and employee-related costs of approximately $14.7 million and higher materials costs of $5.5 million. An additional increase related to other manufacturing costs, including outside services, operating supplies, and repairs and maintenance totaling approximately $5.4 million.
P&S segment cost of sales was $34.7 million in the first quarter of 2023, a decrease of $1.5 million, or 4.1%, compared to the prior period. The decrease in cost of sales for this segment was due in part to a decrease in materials costs of approximately $2.6 million, or 9.2%, as well as a decrease in certain other manufacturing costs. These decreases were partially offset by higher labor and employee-related costs of approximately $1.2 million as well as cost of sales related to Wabash Parts LLC.
Gross Profit
Gross profit was $116.0 million in the first quarter of 2023, an increase of $58.0 million from the prior year period. Gross profit as a percentage of net sales was 18.7% for the first quarter of 2023, compared to 10.6% for the same period in 2022. Gross profit by segment was as follows (dollars in thousands):

	Three Months Ended March 31,		Change
	2023	2022	Amount	%
Gross Profit by Segment
Transportation Solutions	$103,604	$47,682	$55,922	117.3%
Parts & Services	12,423	10,522	1,901	18.1%
Corporate & Eliminations	—	(149)	149
Total	$116,027	$58,055	$57,972	99.9%
TS segment gross profit was $103.6 million for the first quarter of 2023 compared to $47.7 million for the first quarter of 2022. Gross profit, prior to the elimination of intersegment sales, as a percentage of net sales, was 17.9% in the first quarter of 2023 compared to 9.5% in the comparative 2022 period. The overall increase in gross profit from the prior year period was primarily driven by an increase in our dry vans products of approximately $38.7 million. In addition, our truck bodies, platforms, and tank trailers had increases from the prior year period. Each of these increases, as well as the increase in gross profit as a percentage of net sales, was primarily attributable to higher revenue per new trailer unit and truck body due to increased pricing to account for inflation, our curated customer portfolio, improved pricing processes, and improving mix from certain product lines.
P&S segment gross profit was $12.4 million for the first quarter of 2023 compared to $10.5 million for the first quarter of 2022. Gross profit, prior to the elimination of intersegment sales, as a percentage of net sales, was 26.4% in the first quarter of 2023 compared to 22.5% in the 2022 period. This increase was primarily related to gross profit for the Wabash Parts LLC parts and distribution entity.

General and Administrative Expenses
General and administrative expenses for the first quarter of 2023 increased $9.7 million, or 36.9%, from the prior year period. The increase from the prior year period was due in part to an increase in professional and outside services costs of approximately $4.8 million, which includes the estimated liability for the Matters, as defined and further described in Note 13. In addition, there was an increase of approximately $4.5 million in general and administrative employee-related costs, including benefits and incentive programs. Also, rental and maintenance expenses increased a total of approximately $0.4 million. As a percentage of net sales, general and administrative expenses were 5.8% for the first quarter of 2023 compared to 4.8% for the first quarter of 2022. The overall increase in general and administrative expenses as a percentage of net sales was primarily attributable to the increase in professional and outside services costs and employee-related costs.
Selling Expenses
Selling expenses were $6.9 million in the first quarter of 2023, an increase of $0.7 million, or 10.9%, compared to the prior year period. The increase was primarily attributable to an increase in sales employee-related costs, including benefits and incentive programs, of approximately $0.8 million. In addition, advertising and promotional expenses increased approximately $0.4 million. These increases were partially offset by a decrease in professional and outside services costs of approximately $0.6 million. As a percentage of net sales, selling expenses were 1.1% for each the first quarter of 2023 and the first quarter of 2022. The overall consistency in selling expenses as a percentage of net sales was primarily attributable to sales increasing in proportion to the increase in selling expenses.
Amortization of Intangibles
Amortization of intangibles was $3.2 million for the first quarter of 2023 compared to $5.0 million in the prior year period. Amortization of intangibles was the result of expenses recognized for intangible assets recorded from the acquisitions of Walker in May 2012 and Supreme in September 2017. The decrease from the prior year period is related to certain of the intangible assets recorded upon the acquisition of Walker in May 2012 that became fully amortized during the second quarter of 2022.
Impairment and Other, Net
Impairment and other, net was nominal for the three months ended March 31, 2023 compared to a net loss of $0.3 million for the three months ended March 31, 2022. Activity during the prior year period primarily related to the impairment of $1.0 million of construction-in-progress projects that were no longer expected to be completed, partially offset by the sale of a building (and the related land). These items are further described in Note 18.
Other Income (Expense)
Interest expense for the first quarter of 2023 totaled $5.0 million compared to $4.9 million in the first quarter of 2022. Interest expense relates to interest and non-cash accretion charges on our Senior Notes due 2028 and Revolving Credit Agreement. Interest expense was materially consistent year-over-year.
Other, net for the first quarter of 2023 represented income of $0.4 million as compared to expense of $0.1 million for the prior year period. Income for the current year period primarily relates to interest income. Expense for the prior year period is related to individually insignificant items.
Income Taxes
We recognized income tax expense of $13.9 million in the first quarter of 2023 compared to $3.1 million for the same period in the prior year. The effective tax rate for this period was 21.3% compared to a rate of 20.3% for the same period in the prior year. For the first three months of 2023 and 2022, the effective tax rate differs from the U.S. Federal statutory rate of 21% primarily due to the impact of state and local taxes net of discrete items incurred related to stock-based compensation.
Liquidity and Capital Resources
Capital Structure
Our capital structure is comprised of a mix of debt and equity. As of March 31, 2023, our debt-to-equity ratio was approximately 0.9:1.0. Our long-term objective is to generate operating cash flows sufficient to support the growth within our businesses and increase shareholder value. This objective will be achieved through a balanced capital allocation strategy of sustaining strong liquidity, maintaining healthy leverage ratios, investing in the business, both organically and strategically, and returning capital to our shareholders. As of May 11, 2021, the Board of Directors has designated a Finance Committee for the primary purpose of assisting the Board in its oversight of the Company’s capital structure, financing, investment, and other financial matters of importance to the Company.

During the first three months of 2023, in keeping with this balanced approach, we paid dividends of approximately $4.6 million and repurchased shares under our Board approved share repurchase program totaling $14.0 million. Also, as further described in our Annual Report on Form 10-K for the year ended December 31, 2022, during the third quarter of 2022 we amended our Revolving Credit Agreement. The amendment increased the total revolving commitments to $350.0 million and extended the maturity to September 2027, which is the nearest maturity date of our long-term debt. As of March 31, 2023, there were no amounts outstanding under the Revolving Credit Agreement. Collectively, these actions demonstrate our confidence in the financial outlook of the Company and our ability to generate cash flow, both near and long term, and reinforce our overall commitment to deliver shareholder value while maintaining the flexibility to continue to execute our strategic plan for profitable growth and diversification.
Our liquidity position, defined as cash on hand and available borrowing capacity under the Revolving Credit Agreement, amounted to $410.4 million as of March 31, 2023, an increase of 102% compared to $203.1 million as of March 31, 2022 and an increase of 2% from $401.2 million as of December 31, 2022. The increase as of March 31, 2023 compared to March 31, 2022 is primarily attributable to higher available capacity on the Revolving Credit Agreement (which as noted above was amended during the third quarter of 2022). For the remainder of 2023 and continuing into 2024, we expect to continue our commitment to fund our working capital requirements, capital expenditures, and our Trailers as a Service (TAAS)SM initiative from operations or available borrowing capacity under the Revolving Credit Agreement (as needed). This includes adding 20% more dry van manufacturing capacity, with production scheduled to begin during the second quarter of 2023. We continue to believe this additional manufacturing capacity will allow us to go-to-market with a portfolio-based selling approach that leverages the breadth of our products. In addition, in August 2022 we announced a $20 million investment to be made in our manufacturing capacity to scale our EcoNexTM technology within refrigerated vans, truck bodies, and other transportation and logistics related products. Along with these investments, we will also maintain our assets to react to any economic and/or industry changes, while also responsibly returning capital to our shareholders. We will continue to move rapidly to adjust to the current environment to preserve the strength of our balance sheet, while prioritizing the safety of our employees and ensuring the liquidity and financial well-being of the Company.
Debt Agreements and Related Amendments
Senior Notes due 2028
On October 6, 2021, we closed on an offering of $400 million in aggregate principal amount of its 4.50% unsecured Senior Notes due 2028 (the “Senior Notes”). The Senior Notes were issued pursuant to an indenture dated as of October 6, 2021, by and among Wabash, certain subsidiary guarantors named therein (the “Guarantors”) and Wells Fargo Bank, National Association, as trustee (the “Indenture”). The Senior Notes bear interest at the rate of 4.50% and pay interest semi-annually in cash in arrears on April 15 and October 15 of each year. The Senior Notes will mature on October 15, 2028. At any time prior to October 15, 2024, we may redeem some or all of the Senior Notes for cash at a redemption price equal to 100% of the aggregate principal amount of the Senior Notes being redeemed plus an applicable make-whole premium set forth in the Indenture and accrued and unpaid interest to, but not including, the redemption date.
Prior to October 15, 2024, we may redeem up to 40% of the Senior Notes at a redemption price of 104.500% of the principal amount, plus accrued and unpaid interest to, but not including, the redemption date, with the proceeds of certain equity offerings so long as if, after any such redemption occurs, at least 60% of the aggregate principal amount of the Senior Notes remain outstanding. On and after October 15, 2024, we may redeem some or all of the Senior Notes at redemption prices (expressed as percentages of principal amount) equal to 102.250% for the twelve-month period beginning on October 15, 2024, 101.125% for the twelve-month period beginning October 15, 2025 and 100.000% beginning on October 15, 2026, plus accrued and unpaid interest to, but not including, the redemption date. Upon the occurrence of a Change of Control (as defined in the Indenture), unless we have exercised its optional redemption right in respect of the Senior Notes, the holders of the Senior Notes will have the right to require us to repurchase all or a portion of the Senior Notes at a price equal to 101% of the aggregate principal amount of the Senior Notes, plus any accrued and unpaid interest to, but not including, the date of repurchase.
The Senior Notes are guaranteed on a senior unsecured basis by all direct and indirect existing and future domestic restricted subsidiaries, subject to certain restrictions. The Senior Notes and related guarantees are our and the Guarantors’ general unsecured senior obligations and will be subordinated to all of our and the Guarantors’ existing and future secured debt to the extent of the assets securing that secured obligation. In addition, the Senior Notes are structurally subordinated to any existing and future debt of any of our subsidiaries that are not Guarantors, to the extent of the assets of those subsidiaries.
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

During any time when the Senior Notes are rated investment grade by at least two of Moody’s, Fitch and Standard & Poor’s Ratings Services and no Default (as defined in the Indenture) has occurred and is continuing, many of such covenants will be suspended and we and our subsidiaries will cease to be subject to such covenants during such period.
The Indenture contains customary events of default, including payment defaults, breaches of covenants, failure to pay certain judgments and certain events of bankruptcy, insolvency and reorganization. If an event of default occurs and is continuing, the principal amount of the Senior Notes, plus accrued and unpaid interest, if any, may be declared immediately due and payable. These amounts automatically become due and payable if an event of default relating to certain events of bankruptcy, insolvency or reorganization occurs. As of March 31, 2023, we were in compliance with all covenants.
Contractual coupon interest expense and accretion of fees for the Senior Notes for each three-month period ended March 31, 2023 and 2022 was $4.5 million and $0.2 million, respectively. Contractual coupon interest expense and accretion of fees for the Senior Notes are included in Interest expense in our Condensed Consolidated Statements of Operations.
Revolving Credit Agreement
On September 23, 2022, we entered into the Third Amendment to Second Amended and Restated Credit Agreement among us, certain of our subsidiaries as borrowers (together with us, the “Borrowers”), certain of our subsidiaries as guarantors, the lenders party thereto, and Wells Fargo Capital Finance, LLC, as the administrative agent (the “Agent”), which amended our existing Second Amended and Restated Credit Agreement, dated as of December 21, 2018 (as amended from time to time, the “Revolving Credit Agreement”).
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
The Revolving Credit Agreement contains customary covenants limiting our ability and certain of our subsidiaries to, among other things, pay cash dividends, incur debt or liens, redeem or repurchase stock, enter into transactions with affiliates, merge, dissolve, repay subordinated indebtedness, make investments and dispose of assets. In addition, we will be required to maintain a minimum fixed charge coverage ratio of not less than 1.0 to 1.0 as of the end of any period of 12 fiscal months when excess availability under the Revolving Credit Agreement is less than the greater of (a) 10.0% of the lesser of (i) the total revolving commitments and (ii) the borrowing base (such lesser amount, the “Line Cap”) and (b) $25 million. As of March 31, 2023, we were was in compliance with all covenants.
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
Our liquidity position, defined as cash on hand and available borrowing capacity on the Revolving Credit Agreement, amounted to $410.4 million as of March 31, 2023 and $401.2 million as of December 31, 2022.

During the three-month period ended March 31, 2023, we had net payments of principal of $43.0 million and net borrowings of principal of $43.0 million. As of March 31, 2023, there were no amounts outstanding under the Revolving Credit Agreement.
During the three-month period ended March 31, 2022, we borrowed $56.0 million under the Revolving Credit Agreement. As of March 31, 2022, there was $89.0 million outstanding under the Revolving Credit Agreement.
Interest expense under the Revolving Credit Agreement for the three-month periods ended March 31, 2023 and March 31, 2022, was approximately $0.2 million and $0.3 million, respectively. Interest expense under the Revolving Credit Agreement is included in Interest expense in our Condensed Consolidated Statements of Operations.
Cash Flows
Cash provided by operating activities for the first three months of 2023 totaled $69.5 million, compared to using $34.6 million during the same period in 2022. Cash provided by operations during the current year period was the result of net income adjusted for various non-cash activities including depreciation, amortization, deferred taxes, stock-based compensation, accretion of debt fees and discount, and a $5.8 million decrease in working capital. Changes in key working capital accounts for 2023 and 2022 are summarized below (in thousands):

	Three Months Ended March 31,
	2023	2022	Change
Source (Use) of cash:
Accounts receivable	$(1,021)	$(113,524)	$112,503
Inventories	(71,773)	(49,113)	(22,660)
Accounts payable and accrued liabilities	81,735	98,284	(16,549)
Net source (use) of cash	$8,941	$(64,353)	$73,294
Accounts receivable increased $1.0 million in the first three months of 2023 as compared to a $113.5 million increase in the prior year period. Days sales outstanding, a measure of working capital efficiency that measures the amount of time a receivable is outstanding, was 37 days and 48 days for the three months ended March 31, 2023 and 2022, respectively. The increase in accounts receivable during the first three months of 2023 was primarily due to the increase in shipments from the prior year period as well as the timing of shipments and receipt of customer payments. Inventory increased by $71.8 million during the first three months of 2023 as compared to an increase of $49.1 million in the 2022 period. Our inventory turns, a commonly used measure of working capital efficiency that measures how quickly inventory turns per year, was approximately 7 times in the 2023 period and 6 times in the 2022 period. The increase in inventory for the 2023 period was primarily attributable to higher finished goods inventory as well as higher raw materials inventory for anticipated production for the remainder of 2023. Accounts payable and accrued liabilities increased by $81.7 million in 2023 compared to an increase of $98.3 million for the same period in 2022. Days payable outstanding, a measure of working capital efficiency that measures the amount of time a payable is outstanding, was 45 days for the three months ended March 31, 2023 compared to 48 days for the three months ended March 31, 2022.
Investing activities used $31.4 million during the first three months of 2023, as compared to using $8.5 million during the same period in 2022. Investing activities for the first three months of 2023 included capital expenditures of $31.4 million, which was an increase compared to $9.9 million during the same period in 2022. For the first three months of 2023, investing activities included no proceeds from the sale of assets compared to approximately $1.4 million during the first three months of 2022.
Financing activities used $28.1 million during the first three months of 2023 as compared to providing $44.1 million during the same period in 2022. Net cash used by financing activities during the current year period primarily relates to common stock repurchases and withholdings of $23.6 million and cash dividend payments of $4.6 million. Borrowings under our Revolving Credit Agreement totaled $43.3 million, which were fully offset by principal, interest, and unused fee payments made under our Revolving Credit Agreement totaling $43.3 million. Net cash provided by financing activities during the first three months of 2022 primarily related to borrowings under our Revolving Credit Agreement totaling $56.3 million and proceeds from the exercise of stock options of $0.6 million. These items were partially offset by common stock repurchases and withholdings of $8.0 million and cash dividend payments of $4.3 million.
As of March 31, 2023, our liquidity position, defined as cash on hand and available borrowing capacity under our Revolving Credit Agreement, amounted to $410.4 million, representing an increase of $207.3 million (or 102%) compared to March 31, 2022 and an increase of $9.2 million (or 2%) compared to December 31, 2022. The increase as of March 31, 2023 compared to March 31, 2022 is primarily attributable to higher available capacity on the Revolving Credit Agreement (which as noted above was amended during the third quarter of 2022). Total debt obligations amounted to $400.0 million as of March 31, 2023.

For the remainder of 2023 and continuing into 2024, we expect to continue our commitment to fund our working capital requirements, capital expenditures, and our Trailers as a Service (TAAS)SM initiative from operations or available borrowing capacity under the Revolving Credit Agreement (as needed). This includes adding 20% more dry van manufacturing capacity, with production scheduled to begin during the second quarter of 2023. We continue to believe this additional manufacturing capacity will allow us to go-to-market with a portfolio-based selling approach that leverages the breadth of our products. In addition, in August 2022 we announced a $20 million investment to be made in our manufacturing capacity to scale our EcoNexTM technology within refrigerated vans, truck bodies, and other transportation and logistics related products. Along with these investments, we will also maintain our assets to react to any economic and/or industry changes, while also responsibly returning capital to our shareholders. We will continue to move rapidly to adjust to the current environment to preserve the strength of our balance sheet, while prioritizing the safety of our employees and ensuring the liquidity and financial well-being of the Company.
Capital Expenditures
Capital spending amounted to approximately $31.4 million for the first three months of 2023. We believe our capital expenditures for 2023 related to traditional property, plant, and equipment will be in the range of $100 to $110 million, while capital expenditures supporting our Trailers as a Service (TAAS)SM growth initiative with revenue generating assets are expected to be in the range of $35 to $40 million. In addition to the previously announced actions to retool our existing capacity to support expanded dry van production, capital spending for 2023 has been and is expected to be utilized to support our growth strategies (including TAAS) as well as our maintenance and productivity improvement initiatives within our facilities.
Goodwill
We considered whether there were any indicators of impairment during the three months ended March 31, 2023 and concluded there were none.
Contractual Obligations and Commercial Commitments
A summary of payments of our contractual obligations and commercial commitments, both on and off balance sheet, as of March 31, 2023 are as follows (in thousands):

	2023	2024	2025	2026	2027	Thereafter	Total
Debt:
Revolving Credit Agreement (due 2027)	$—	$—	$—	$—	$—	$—	$—
Senior Notes (due 2028)	—	—	—	—	—	400,000	400,000
Interest payments on Revolving Credit Agreement and Senior Notes due 2028[1]	18,000	18,000	18,000	18,000	18,000	18,000	108,000
Total debt	18,000	18,000	18,000	18,000	18,000	418,000	508,000
Other:
Operating Leases	5,301	6,083	5,019	4,463	2,364	794	24,024
Total other	5,301	6,083	5,019	4,463	2,364	794	24,024
Other commercial commitments:
Letters of Credit	5,702	—	—	—	—	—	5,702
Raw Material Purchase Commitments	73,300	—	—	—	—	—	73,300
Chassis Agreements and Programs	23,923	—	—	—	—	—	23,923
Total other commercial commitments	102,925	—	—	—	—	—	102,925
Total obligations	$126,226	$24,083	$23,019	$22,463	$20,364	$418,794	$634,949
1 Future interest payments on variable rate long-term debt (if any) are estimated based on the rate in effect as of March 31, 2023, and only include interest payments (not unused line fees). However, as of March 31, 2023, there was no variable rate debt (Revolving Credit Agreement) outstanding.
Borrowings under the Revolving Credit Agreement bear interest at a variable rate based on the Secured Overnight Financing Rate (“SOFR”) or a base rate determined by the lender’s prime rate plus an applicable margin, as defined in the agreement. Any outstanding borrowings under the Revolving Credit Agreement bear interest at a rate, at our election, equal to (i) adjusted term SOFR plus a margin ranging from 1.25% to 1.75% or (ii) a base rate plus a margin ranging from 0.25% to 0.75%, in each case depending upon the monthly average excess availability under the Revolving Credit Agreement. We are required to pay a monthly unused line fee equal to 0.20% times the average daily unused availability along with other customary fees and expenses of our agent and lenders. During the three-month period ended March 31, 2023, we had borrowings of principal and payments of principal of $43.3 million under the Revolving Credit Agreement. As of March 31, 2023, there were no amounts outstanding under the Revolving Credit Agreement.
The Senior Notes due 2028 bear interest at the rate of 4.5% per annum from the date of issuance, payable semi-annually on April 15 and October 15.

Operating leases represent the total future minimum lease payments that have commenced. As of March 31, 2023, obligations related to operating leases that we have executed but have not yet commenced were insignificant. Subsequent to March 31, 2023, we executed operating leases which have not yet commenced—obligations related to these leases totaled approximately $0.4 million on a non-discounted basis, which we generally expect to be recognized over the next five years.
We have standby letters of credit totaling $5.7 million issued in connection with workers compensation claims and surety bonds.
We have $73.3 million in purchase commitments through December 2023 for various raw material commodities, including aluminum, steel, polyethylene and nickel as well as other raw material components which are within normal production requirements.
We obtain most vehicle chassis for our specialized vehicle products directly from the chassis manufacturers under converter pool agreements. Chassis are obtained from the manufacturers based on orders from customers, and to a lesser extent, for unallocated orders. Although each manufacturer’s agreement has different terms and conditions, the agreements generally state that the manufacturer will provide a supply of chassis to be maintained from time to time at our various facilities with the condition that we will store such chassis and will not move, sell, or otherwise dispose of such chassis except under the terms of the agreement. The manufacturer transfers the chassis to us on a “restricted basis,” retaining the sole authority to authorize commencement of work on the chassis and to make certain other decisions with respect to the chassis including the terms and pricing of sales of the chassis to the manufacturer’s dealers. The manufacturer also does not transfer the certificate of origin to us nor permit us to sell or transfer the chassis to anyone other than the manufacturer (for ultimate resale to a dealer). Although we are party to related finance agreements with manufacturers, we have not historically settled, nor expect to in the future settle, any related obligations in cash. Instead, the obligation is settled by the manufacturer upon reassignment of the chassis to an accepted dealer, and the dealer is invoiced for the chassis by the manufacturer. Accordingly, as of March 31, 2023 our outstanding chassis converter pool with the manufacturer totaled $23.4 million and we have included this financing agreement on our Condensed Consolidated Balance Sheets within Prepaid expenses and other and Other accrued liabilities. All other chassis programs are handled as consigned inventory belonging to the manufacturer and totaled approximately $0.5 million. Under these agreements, if the chassis is not delivered to a customer within a specified time frame, we are required to pay a finance or storage charge on the chassis. Additionally, we receive finance support funds from manufacturers when the chassis are assigned into our chassis pool. Typically, chassis are converted and delivered to customers within 90 days of our receipt of the chassis.
Backlog
Orders that have been confirmed by customers in writing and have defined delivery timeframes are included in our backlog. Orders that comprise our backlog may be subject to changes in quantities, delivery, specifications, terms, or cancellation. The following table presents backlog information as of March 31, 2023, December 31, 2022, and March 31, 2022 (in millions):

	March 31, 2023	December 31, 2022	Change	March 31, 2023	March 31, 2022	Change
12-month backlog	$2,615	$2,787	(6)%	$2,615	$2,339	12%
Total backlog	$3,068	$3,396	(10)%	$3,068	$2,339	31%
The decrease in rolling 12-month backlog and total backlog from December 31, 2022 is primarily attributable to the fulfillment of orders during the first three months of 2023 outpacing new orders (which we generally expected). The increase in rolling 12-month backlog and total backlog from March 31, 2022 is primarily related to high demand for our products in 2023, higher expected production and revenue per trailer and truck body unit, and long-term relationship agreements with certain strategic customers (including J.B. Hunt Transport Inc., which we announced in January 2023). We believe our backlog of orders remains strong as of March 31, 2023—refer to the “Outlook” section below for additional details related to industry and market conditions.
Outlook
The trailer industry generally follows the transportation industry’s cycles. According to ACT Research Company (“ACT”), total United States trailer production in 2022 was approximately 306,000 trailers, a 15% increase from 2021. While there remains some uncertainty in the industry, including but not limited to overall economic conditions, supply chain disruptions, and labor shortages, the outlook for the overall trailer market is generally strong, and we believe our backlog of orders continues to provide a solid foundation for 2023. Current estimates from ACT and FTR Associations (“FTR”) for 2023 United States trailer production are 306,000 and 313,000, respectively, representing materially consistent production levels compared to 2022. These increases are generally in-line with our expectations due to strong 2023 demand throughout the industry.

ACT is forecasting annual new trailer production levels for 2024, 2025, 2026, 2027, and 2028 of approximately 277,000, 310,000, 295,000, 313,000, and 312,000, respectively. In addition, FTR is forecasting annual new trailer production levels of 250,000 and 286,000 for 2024 and 2025, respectively. While these estimates are in general more consistent with historical trailer industry production levels, and in some years higher than historical production levels, overall economic uncertainty, supply chain disruptions, and staffing challenges have begun to soften demand in the industry to a certain degree and could continue to impact these estimates. This uncertainty and potential softening are evident in the ACT and FTR forecasts, particularly for 2024 production—however, we believe that our strategic plan and actions taken over the last several years have positioned us to not only capitalize on demand in 2023, but to remain well-suited to adapt to changes in the industry and demand environment due to our strong balance sheet and liquidity profile.
Other potential risks we face for the remainder of 2023 primarily relate to our ability to effectively manage our manufacturing operations, including ongoing labor shortages, disruption of our supply chain, and our overall business with the increase in production to meet demand. In addition, the cost of raw materials, commodities, and components are also potential risks. Significant increases in the cost of certain commodities, raw materials or components have had, and may continue to have, an adverse effect on our results of operations. As has been our practice, we will endeavor to pass raw material and component price increases to our customers in addition to continuing our cost management and hedging activities in an effort to minimize the risk that changes in material costs could have on our operating results. In addition, we rely on a limited number of suppliers for certain key components and raw materials in the manufacturing of our products, including tires, landing gear, axles, suspensions, aluminum extrusions, chassis and specialty steel coil. While we have taken actions to mitigate certain of these risks, which include our previously announced supply agreements with Hydro and Ryerson, at the current and expected demand levels, there may be additional or increased shortages of supplies of raw materials or components which would have an adverse impact on our ability to meet demand for our products. Despite these risks, we believe we are well positioned to capitalize on strong overall demand levels while maintaining or growing margins through improvements in product pricing as well as productivity and other operational excellence initiatives.
For the remainder of 2023, we will continue to adjust to changes in the current environment, preserve the strength of our balance sheet, prioritize the safety of our employees, and ensure the liquidity and financial well-being of the Company. We believe we remain well-positioned for both near-term and long-term success in the transportation, logistics, and distribution industries because: (1) our core customers are among the major participants in the transportation, logistics, and distribution industries; (2) our technology and innovation provide value-added solutions for our customers by reducing operating costs, improving revenue opportunities, and solving unique transportation problems; (3) our Wabash Management System (“WMS”) principles and processes and enterprise-wide lean efforts drive focus on the interconnected processes that are critical for success across our business; (4) our significant brand recognition, including our January 2022 rebranding as Wabash®, presence throughout North America, and the utilization of our extensive dealer network to market and sell our products; and (5) our One Wabash approach to create a consistent, superior experience for all customers who seek our connected solutions in the transportation, logistics, and distribution markets. By continuing to be an innovation leader in the transportation, logistics, and distribution industries we expect to leverage our existing assets and capabilities into higher margin products and markets by delivering connected, value-added customer solutions.
Critical Accounting Policies and Estimates
We have included a summary of our Critical Accounting Policies and Estimates in our Annual Report on Form 10-K for the year ended December 31, 2022. There have been no material changes to the summary provided in that report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
In addition to the risks inherent in our operations, we have exposure to financial and market risk resulting from volatility in commodity prices, interest rates and foreign exchange rates. The following discussion provides additional detail regarding our exposure to these risks.
Commodity Prices
We are exposed to fluctuation in commodity prices through the purchase of various raw materials that are processed from commodities such as aluminum, steel, lumber, nickel, copper, and polyethylene. Given the historical volatility of certain commodity prices, this exposure can significantly impact product costs. We manage some of our commodity price changes by entering into fixed price contracts with our suppliers and through financial derivatives. To the extent that we are unable to offset the increased commodity costs in our product prices, our results would be materially and adversely affected. As of March 31, 2023, we had $73.3 million in raw material purchase commitments through December 2023 for materials that will be used in the production process, as compared to $59.2 million as of December 31, 2022. We typically do not set prices for our products more than 45-90 days in advance of our commodity purchases and can, subject to competitive market conditions, take into account the cost of the commodity in setting our prices for each order. As of March 31, 2023, a hypothetical ten percent change in commodity prices based on our raw material purchase commitments through December 2023 would result in a corresponding change in cost of goods sold of approximately $7.3 million. This sensitivity analysis does not account for the change in the competitive environment indirectly related to the change in commodity prices and the potential managerial action taken in response to these changes.
Interest Rates
As of March 31, 2023, we had no floating rate debt outstanding under our Revolving Credit Agreement. The only other outstanding debt on our Condensed Consolidated Balance Sheets as of March 31, 2023 were the Senior Notes, which carry a fixed interest rate of 4.50%. Based on the current borrowings under our Revolving Credit Agreement, a hypothetical 100 basis-point change in the floating interest rate would result in no corresponding change in interest expense over a one-year period. This sensitivity analysis does not account for the change in the competitive environment indirectly related to the change in interest rates and the potential managerial action taken in response to these changes.
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
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective as of March 31, 2023.
Changes in Internal Controls over Financial Reporting
There were no changes in the Company’s internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the first quarter of fiscal year 2023 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Part II - OTHER INFORMATION
Item 1. Legal Proceedings
See Item 3 of Part I of our Annual Report on Form 10-K for the year ended December 31, 2022. See also Note 13, “Commitments and Contingencies”, to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report.
Item 1A. Risk Factors
You should carefully consider the risks described in our Annual Report on Form 10-K for the year ended December 31, 2022 including those under the heading “Risk Factors” appearing in Item 1A of Part I of the Form 10-K and other information contained in this Quarterly Report before investing in our securities. Realization of any of these risks could have a material adverse effect on our business, financial condition, cash flows, and results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Our Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Amount That May Yet Be Purchased Under the Plans or Programs ($ in millions)
January 1 - 31, 2023	120,890	$24.80	120,890	$102.2
February 1 - 28, 2023	556,705	$27.87	218,245	$96.1
March 1 - 31, 2023	201,740	$25.03	201,740	$91.0
Total	879,335	$26.80	540,875	$91.0
In August 2021, the Company announced that the Board of Directors approved the repurchase of an additional $150 million in shares of common stock over a three-year period. This authorization was an increase to the previous $100 million repurchase programs approved in November 2018, February 2017, and February 2016. The repurchase program is set to expire in August 2024. For the quarter ended March 31, 2023, we repurchased 540,875 shares pursuant to our repurchase program. Additionally, during this period there were 338,460 shares repurchased to cover minimum employee tax withholding obligations upon the vesting of restricted stock awards.

Item 6. Exhibits

(a)	Exhibits
	31.1	Certification of Principal Executive Officer
	31.2	Certification of Principal Financial Officer
	32.1	Written Statement of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)
	101	The following materials from Wabash National Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 are filed herewith, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at March 31, 2023 and December 31, 2022, (ii) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2023 and 2022, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2023 and 2022, (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2023 and 2022, (v) the Condensed Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2023 and 2022, and (vi) Notes to Condensed Consolidated Financial Statements. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
	104	Cover Page Interactive Data File (formatting as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WABASH NATIONAL CORPORATION

Date: April 26, 2023	By:	/s/ Michael N. Pettit
Michael N. Pettit
Senior Vice President and Chief Financial Officer (Principal Financial Officer)