Form 10-Q
period 2023-06-30
WABASH NATIONAL Corp
filed 2023-07-26
CIK 879526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of common stock outstanding at July 19, 2023 was 46,999,391.

WABASH NATIONAL CORPORATION
FORM 10-Q

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements
WABASH NATIONAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	June 30, 2023	December 31, 2022
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$98,791	$58,245
Accounts receivable, net	231,748	255,577
Inventories, net	342,470	243,870
Prepaid expenses and other	55,419	34,927
Total current assets	728,428	592,619
Property, plant, and equipment, net	314,133	271,116
Goodwill	188,411	188,434
Intangible assets, net	92,824	99,231
Other assets	61,245	52,123
Total assets	$1,385,041	$1,203,523
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$—	$—
Accounts payable	231,036	189,141
Other accrued liabilities	202,374	158,327
Total current liabilities	433,410	347,468
Long-term debt	396,138	395,818
Deferred income taxes	33,381	27,758
Other non-current liabilities	40,759	34,354
Total liabilities	903,688	805,398
Commitments and contingencies
Noncontrolling interest	329	512
Wabash National Corporation stockholders’ equity:
Common stock 200,000,000 shares authorized, $0.01 par value, 47,065,370 and 47,675,796 shares outstanding, respectively	774	766
Additional paid-in capital	671,769	665,941
Retained earnings	305,834	188,241
Accumulated other comprehensive loss	(3,004)	(882)
Treasury stock at cost, 30,438,260 and 28,972,928 common shares, respectively	(494,349)	(456,453)
Total Wabash National Corporation stockholders' equity	481,024	397,613
Total liabilities, noncontrolling interest, and equity	$1,385,041	$1,203,523

The accompanying notes are an integral part of these Condensed Consolidated Statements.

WABASH NATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited – dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net sales	$686,620	$642,769	$1,307,572	$1,189,530
Cost of sales	535,593	564,735	1,040,518	1,053,441
Gross profit	151,027	78,034	267,054	136,089
General and administrative expenses	37,318	30,944	73,358	57,276
Selling expenses	7,194	7,376	14,078	13,585
Amortization of intangible assets	3,203	3,803	6,406	8,842
Impairment and other, net	2	3	2	343
Income from operations	103,310	35,908	173,210	56,043
Other income (expense):
Interest expense	(4,987)	(5,218)	(9,981)	(10,131)
Other, net	475	(327)	862	(398)
Other expense, net	(4,512)	(5,545)	(9,119)	(10,529)
Income before income tax expense	98,798	30,363	164,091	45,514
Income tax expense	24,324	7,624	38,221	10,701
Net income	74,474	22,739	125,870	34,813
Net income attributable to noncontrolling interest	146	187	329	187
Net income attributable to common stockholders	$74,328	$22,552	$125,541	$34,626

Net income attributable to common stockholders per share:
Basic	$1.57	$0.46	$2.64	$0.71
Diluted	$1.54	$0.46	$2.58	$0.70
Weighted average common shares outstanding (in thousands):
Basic	47,452	49,034	47,610	49,019
Diluted	48,373	49,535	48,737	49,662

Dividends declared per share	$0.08	$0.08	$0.16	$0.16

The accompanying notes are an integral part of these Condensed Consolidated Statements.

WABASH NATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited – dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$74,474	$22,739	$125,870	$34,813
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	502	(303)	1,066	(60)
Unrealized loss on derivative instruments	(2,952)	(19,610)	(3,188)	(6,025)
Total other comprehensive loss	(2,450)	(19,913)	(2,122)	(6,085)
Comprehensive income	72,024	2,826	123,748	28,728
Comprehensive income attributable to noncontrolling interest	146	187	329	187
Comprehensive income attributable to common stockholders	$71,878	$2,639	$123,419	$28,541

The accompanying notes are an integral part of these Condensed Consolidated Statements.

WABASH NATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited – dollars in thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities
Net income	$125,870	$34,813
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	13,760	16,482
Amortization of intangibles	6,406	8,842
Net loss (gain) on sale of property, plant and equipment	2	(642)
Deferred income taxes	6,653	(139)
Stock-based compensation	5,681	4,647
Impairment	—	986
Non-cash interest expense	477	426
Accounts receivable	23,829	(55,114)
Inventories	(98,600)	(67,717)
Prepaid expenses and other	(9,148)	814
Accounts payable and accrued liabilities	69,793	142,869
Other, net	1,608	(3,593)
Net cash provided by operating activities	146,331	82,674
Cash flows from investing activities
Cash payments for capital expenditures	(55,820)	(22,369)
Expenditures for revenue generating assets	(3,244)	—
Proceeds from the sale of assets	—	1,445
Net cash used in investing activities	(59,064)	(20,924)
Cash flows from financing activities
Proceeds from exercise of stock options	155	735
Dividends paid	(8,366)	(8,278)
Borrowings under revolving credit facilities	103,731	56,739
Payments under revolving credit facilities	(103,731)	(30,773)
Principal payments under finance lease obligations	—	(59)
Debt issuance costs paid	(102)	(83)
Stock repurchases	(37,896)	(13,325)
Distribution to noncontrolling interest	(512)	—
Net cash (used in) provided by financing activities	(46,721)	4,956
Cash and cash equivalents:
Net increase in cash, cash equivalents, and restricted cash	40,546	66,706
Cash, cash equivalents, and restricted cash at beginning of period	58,245	71,778
Cash, cash equivalents, and restricted cash at end of period	$98,791	$138,484
Supplemental disclosures of cash flow information:
Cash paid for interest	$9,545	$10,177
Net cash paid (refunds received) for income taxes	$40,905	$(3,312)
Period end balance of payables for property, plant, and equipment	$18,362	$9,288

The accompanying notes are an integral part of these Condensed Consolidated Statements.

WABASH NATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited – dollars in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	Shares	Amount
Balances at December 31, 2022	47,675,796	$766	$665,941	$188,241	$(882)	$(456,453)	$397,613
Net income attributable to common stockholders for the period				51,213			51,213
Foreign currency translation					564		564
Stock-based compensation	480,463	8	2,758				2,766
Stock repurchase	(540,875)					(23,566)	(23,566)
Common stock dividends				(4,055)			(4,055)
Unrealized loss on derivative instruments, net of tax					(236)		(236)
Common stock issued in connection with:
Stock option exercises	10,683		144				144
Balances at March 31, 2023	47,626,067	$774	$668,843	$235,399	$(554)	$(480,019)	$424,443
Net income attributable to common stockholders for the period				74,328			74,328
Foreign currency translation					502		502
Stock-based compensation	24,550		2,915				2,915
Stock repurchase	(585,997)					(14,330)	(14,330)
Common stock dividends				(3,893)			(3,893)
Unrealized loss on derivative instruments, net of tax					(2,952)		(2,952)
Common stock issued in connection with:
Stock option exercises	750		11				11
Balances at June 30, 2023	47,065,370	$774	$671,769	$305,834	$(3,004)	$(494,349)	$481,024

The accompanying notes are an integral part of these Condensed Consolidated Statements.

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	Shares	Amount
Balances at December 31, 2021	48,954,482	$759	$653,978	$92,111	$859	$(422,168)	$325,539
Net income for the period				12,074			12,074
Foreign currency translation					243		243
Stock-based compensation	277,124	5	2,272				2,277
Stock repurchase	(247,174)					(8,013)	(8,013)
Common stock dividends				(4,065)			(4,065)
Unrealized gain on derivative instruments, net of tax					13,585		13,585
Common stock issued in connection with:
Stock option exercises	48,208		613				613
Balances at March 31, 2022	49,032,640	$764	$656,863	$100,120	$14,687	$(430,181)	$342,253
Net income attributable to common stockholders for the period				22,552			22,552
Foreign currency translation					(303)		(303)
Stock-based compensation	16,416		2,370				2,370
Stock repurchase	(360,659)					(5,312)	(5,312)
Common stock dividends				(3,901)			(3,901)
Unrealized loss on derivative instruments, net of tax					(19,610)		(19,610)
Common stock issued in connection with:
Stock option exercises	12,690		122				122
Balances at June 30, 2022	48,701,087	$764	$659,355	$118,771	$(5,226)	$(435,493)	$338,171

The accompanying notes are an integral part of these Condensed Consolidated Statements.

WABASH NATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. DESCRIPTION OF THE BUSINESS & BASIS OF PRESENTATION
Wabash National Corporation (the “Company,” “Wabash,” “we,” “our,” or “us”) was founded in 1985 and incorporated as a corporation in Delaware in 1991, with its principal executive offices in Lafayette, Indiana. The Company was founded as a dry van trailer manufacturer—today, the Company enables customers to thrive by providing insight into tomorrow and delivering pragmatic solutions today to move everything from first to final mile. The Company designs, manufactures, and services a diverse range of products, including dry freight and refrigerated trailers, platform trailers, tank trailers, dry and refrigerated truck bodies, structural composite panels and products, trailer aerodynamic solutions, and specialty food grade processing equipment. This diversification has been achieved through acquisitions, organic growth, and product innovation.
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

4. GOODWILL & OTHER INTANGIBLE ASSETS
As further described in Note 19, the Company has established two operating and reportable segments: Transportation Solutions (“TS”) and Parts & Services (“P&S”). These operating and reportable segments have also been determined to be the applicable reporting units for purposes of goodwill assignment and evaluation. As of June 30, 2023, goodwill allocated to the TS and P&S segments was approximately $120.5 million and $67.9 million, respectively. The Company considered whether there were any indicators of impairment during the three and six months ended June 30, 2023 and concluded there were none.
The changes in the carrying amounts of goodwill from December 31, 2021 through the six-month period ended June 30, 2023 were as follows (in thousands):

	Transportation Solutions	Parts & Services	Total
Balance at December 31, 2021
Goodwill	$188,764	$108,079	$296,843
Accumulated impairment losses	(68,257)	(40,143)	(108,400)
Net balance as of December 31, 2021	120,507	67,936	188,443
Effects of foreign currency	(5)	(4)	(9)
Balance at December 31, 2022
Goodwill	188,759	108,075	296,834
Accumulated impairment losses	(68,257)	(40,143)	(108,400)
Net balance as of December 31, 2022	120,502	67,932	188,434
Effects of foreign currency	(8)	(4)	(12)
Balance at March 31, 2023
Goodwill	188,751	108,071	296,822
Accumulated impairment losses	(68,257)	(40,143)	(108,400)
Net balance as of March 31, 2023	120,494	67,928	188,422
Effects of foreign currency	(7)	(4)	(11)
Balance at June 30, 2023
Goodwill	188,744	108,067	296,811
Accumulated impairment losses	(68,257)	(40,143)	(108,400)
Net balance as of June 30, 2023	$120,487	$67,924	$188,411

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
Because the entity does not have sufficient equity at risk to permit it to carry on its activities without additional financial support, the Company concluded that WP is a VIE. The Company has the power to direct the activities of WP through majority representation on the Board of Directors as well as control related to the management and overall strategic direction of the entity. In addition, the Company has the obligation to absorb the benefits and losses of WP that could potentially be significant to the entity. The Company also has a requirement to provide funding to the entity if needed. Given the facts and circumstances specific to WP, the Company concluded that it is the primary beneficiary and, as such, is required to consolidate the entity. WP’s results of operations are included in the Parts & Services operating and reportable segment. Through June 30, 2023, the Company did not provide financial or other support to this VIE that it was not contractually obligated to provide. As of June 30, 2023, the Company does not have any obligations to provide financial support to WP.

The following table presents the assets and liabilities of the WP VIE consolidated on the Company’s Condensed Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$2,002	$1,379
Accounts receivable, net	1,776	1,509
Inventories, net	143	138
Prepaid expenses and other	130	16
Total current assets	4,051	3,042
Property, plant, and equipment, net	—	—
Other assets	229	141
Total assets	$4,280	$3,183
Liabilities
Current liabilities:
Accounts payable	$3,607	$2,136
Other accrued liabilities	16	23
Total current liabilities	3,623	2,159
Other non-current liabilities	—	—
Total liabilities	$3,623	$2,159
The following table is a rollforward of activities in the Company’s noncontrolling interest (in thousands):

	2023	2022
Balance at January 1	$512	$—
Net income attributable to noncontrolling interest	183	—
Other comprehensive income (loss)	—	—
Distributions declared to noncontrolling interest	—	—
Balance at March 31	695	—
Net income attributable to noncontrolling interest	146	187
Other comprehensive income (loss)	—	—
Distributions declared to noncontrolling interest	(512)	—
Balance at June 30	$329	$187

6. INVENTORIES, NET
Inventories are stated at the lower of cost, determined on either the first-in, first-out or average cost method, or net realizable value. Inventories, net of reserves, consist of the following components (in thousands):

	June 30, 2023	December 31, 2022
Raw materials and components	$180,971	$176,080
Finished goods	140,859	50,005
Work in progress	12,300	9,983
Aftermarket parts	7,490	7,065
Used trailers	850	737
	$342,470	$243,870

7. PREPAID EXPENSES AND OTHER
Prepaid expenses and other current assets consist of the following (in thousands):

	June 30, 2023	December 31, 2022
Chassis converter pool agreements	$33,842	$20,345
Assets held for sale	—	—
Income tax receivables	5,068	2,358
Insurance premiums & maintenance/subscription agreements	9,076	3,949
Commodity swap contracts	521	2,674
All other	6,912	5,601
	$55,419	$34,927
Chassis converter pool agreements represent chassis transferred to the Company on a restricted basis by the manufacturer, who retains the sole authority to authorize commencement of work on the chassis and to make certain other decisions with respect to the chassis including the terms and pricing of sales to the manufacturer’s dealers. There were no assets held for sale as of either date presented. Insurance premiums and maintenance/subscription agreements are charged to expense over the contractual life, which is generally one year or less. As further described in Note 9, commodity swap contracts relate to our hedging activities (that are in an asset position) to mitigate the risks associated with fluctuations in commodity prices. Other items primarily consist of investments held by the Company’s captive insurance subsidiary and other various prepaid and other assets. As of June 30, 2023 and December 31, 2022, there was no restricted cash included in prepaid expenses and other current assets.
8. DEBT
Long-term debt consists of the following (in thousands):

	June 30, 2023	December 31, 2022
Senior Notes due 2028	$400,000	$400,000
Revolving Credit Agreement	—	—
	400,000	400,000
Less: unamortized discount and fees	(3,862)	(4,182)
Less: current portion	—	—
	$396,138	$395,818
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
The Indenture contains customary events of default, including payment defaults, breaches of covenants, failure to pay certain judgments and certain events of bankruptcy, insolvency and reorganization. If an event of default occurs and is continuing, the principal amount of the Senior Notes, plus accrued and unpaid interest, if any, may be declared immediately due and payable. These amounts automatically become due and payable if an event of default relating to certain events of bankruptcy, insolvency or reorganization occurs. As of June 30, 2023, the Company was in compliance with all covenants.
Contractual coupon interest expense and accretion of fees for the Senior Notes for each three- and six-month period ended June 30, 2023 was $4.5 million and $0.2 million, and $9.0 million and $0.3 million, respectively. Contractual coupon interest expense and accretion of fees for the Senior Notes are included in Interest expense in the Company’s Condensed Consolidated Statements of Operations. Contractual coupon interest expense and accretion of fees for the Senior Notes for each three- and six-month period ended June 30, 2022 was $4.5 million and $0.2 million, and $9.0 million and $0.3 million, respectively.
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

The Revolving Credit Agreement contains customary covenants limiting the ability of the Company and certain of its subsidiaries to, among other things, pay cash dividends, incur debt or liens, redeem or repurchase stock, enter into transactions with affiliates, merge, dissolve, repay subordinated indebtedness, make investments and dispose of assets. In addition, the Company will be required to maintain a minimum fixed charge coverage ratio of not less than 1.0 to 1.0 as of the end of any period of 12 fiscal months when excess availability under the Revolving Credit Agreement is less than the greater of (a) 10.0% of the lesser of (i) the total revolving commitments and (ii) the borrowing base (such lesser amount, the “Line Cap”) and (b) $25 million. As of June 30, 2023, the Company was in compliance with all covenants.
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
The Company’s liquidity position, defined as cash on hand and available borrowing capacity on the Revolving Credit Agreement, amounted to $441.1 million as of June 30, 2023 and $401.2 million as of December 31, 2022.
During the three-month period ended June 30, 2023, the Company had net payments of principal of $60.4 million and net borrowings of principal of $60.4 million. During the six-month period ended June 30, 2023, the Company had net payments of principal totaling $103.7 million and net borrowings of principal totaling $103.7 million. As of June 30, 2023, there were no amounts outstanding under the Revolving Credit Agreement.
During the three-month period ended June 30, 2022, the Company repaid $30.0 million of principal under the Revolving Credit Agreement. During the six-month period ended June 30, 2022, the Company had net payments of principal totaling $30.8 million and net borrowings of principal totaling $56.7 million. As of June 30, 2022, there was $59.0 million outstanding under the Revolving Credit Agreement.
Interest expense under the Revolving Credit Agreement for the three- and six-month periods ended June 30, 2023 was approximately $0.3 million and $0.5 million, respectively. During the three- and six-month periods ended June 30, 2022, interest expense under the Revolving Credit Agreement was approximately $0.5 million and $0.8 million, respectively. Interest expense under the Revolving Credit Agreement is included in Interest expense in the Company’s Condensed Consolidated Statements of Operations.
9. FINANCIAL DERIVATIVE INSTRUMENTS
Commodity Pricing Risk
As of June 30, 2023, the Company was party to commodity swap contracts for specific commodities with notional amounts of approximately $60.0 million. The Company uses commodity swap contracts to mitigate the risks associated with fluctuations in commodity prices impacting its cash flows related to inventory purchases from suppliers. The Company does not hedge all commodity price risk.
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

Financial Statement Presentation
As of June 30, 2023 and December 31, 2022, the fair value carrying amount of the Company’s derivative instruments were recorded as follows (in thousands):

		Asset / (Liability) Derivatives
	Balance Sheet Caption	June 30, 2023	December 31, 2022
Derivatives designated as hedging instruments
Commodity swap contracts	Prepaid expenses and other	$521	$2,674
Commodity swap contracts	Accounts payable and Other accrued liabilities	(4,392)	(1,653)
Total derivatives designated as hedging instruments		$(3,871)	$1,021
The following table summarizes the gain or loss recognized in AOCI as of June 30, 2023 and December 31, 2022 and the amounts reclassified from AOCI into earnings for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Amount of (Loss) Gain Recognized in AOCI on Derivatives (Effective Portion, net of tax)		Location of Gain (Loss) Reclassified from AOCI into Earnings (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Earnings

	June 30, 2023	December 31, 2022		Three Months Ended June 30,		Six Months Ended June 30,
				2023	2022	2023	2022
Derivatives instruments
Commodity swap contracts	$(2,279)	$909	Cost of sales	$(369)	$7,265	$117	$12,563
Over the next 12 months, the Company expects to reclassify approximately $3.0 million of pretax deferred losses, related to the commodity swap contracts, from AOCI to cost of sales as inventory purchases are settled.
10. LEASES
Lessee Activities
The Company records a right-of-use (“ROU”) asset and lease liability for substantially all leases for which it is a lessee, in accordance with Accounting Standards Codification (“ASC”) 842. Leases with an initial term of 12 months or less are not recorded on the balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term. The Company has no significant lease agreements in place for which the Company is a lessor. At inception of a contract, the Company considers all relevant facts and circumstances to assess whether or not the contract represents a lease by determining whether or not the contract conveys the right to control the use of an identified asset, either explicit or implicit, for a period of time in exchange for consideration.
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
During the six months ended June 30, 2023, leased assets obtained in exchange for new operating lease liabilities totaled approximately $6.5 million. During the six months ended June 30, 2022, leased assets obtained in exchange for new operating lease liabilities totaled approximately $9.8 million. As of June 30, 2023, obligations related to operating leases that the Company has executed but have not yet commenced totaled approximately $0.4 million.
As described in the Company’s Annual Report on Form 10-K for the year ended December, 31, 2022, during 2022, the Company entered into sale-leaseback-sublease transactions. Such contracts were entered into in contemplation of each other and are thus recorded on a net basis. Certain of the transactions occurred with a related party—such transactions were at market value and arm’s length.

Leased assets and liabilities included within the Condensed Consolidated Balance Sheets consist of the following (in thousands):

	Classification	June 30, 2023	December 31, 2022
Right-of-Use Assets
Operating	Other assets	$26,130	$23,003
Liabilities
Current
Operating	Other accrued liabilities	$6,897	$6,120
Noncurrent
Operating	Other non-current liabilities	19,233	16,883
Total lease liabilities		$26,130	$23,003
Lease costs included in the Condensed Consolidated Statements of Operations consist of the following (in thousands):

	Classification	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022
Operating lease cost	Cost of sales, selling expenses and general and administrative expense	$2,128	$1,209
Finance lease cost
Amortization of ROU leased assets	Depreciation and amortization within Cost of sales	—	—
Interest on lease liabilities	Interest expense	—	—
Net lease cost		$2,128	$1,209

	Classification	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Operating lease cost	Cost of sales, selling expenses and general and administrative expense	$4,085	$2,318
Finance lease cost
Amortization of ROU leased assets	Depreciation and amortization within Cost of sales	—	36
Interest on lease liabilities	Interest expense	—	1
Net lease cost		$4,085	$2,355
Maturity of the Company’s lease liabilities as of June 30, 2023 is as follows (in thousands):

	Operating Leases	Finance Leases	Total
2023 (remainder)	$4,162	$—	$4,162
2024	7,389	—	7,389
2025	6,260	—	6,260
2026	5,654	—	5,654
2027	3,410	—	3,410
Thereafter	2,141	—	2,141
Total lease payments	$29,016	$—	$29,016
Less: interest	2,886	—
Present value of lease payments	$26,130	$—

As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. Remaining lease term and discount rates are as follows:

	June 30, 2023	December 31, 2022
Weighted average remaining lease term (years)
Operating leases	4.2	4.3
Weighted average discount rate
Operating leases	4.95%	4.92%
Lease costs included in the Condensed Consolidated Statements of Cash Flows are as follows (in thousands):

	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$4,114	$2,342
Operating cash flows from finance leases	$—	$1
Financing cash flows from finance leases	$—	$59
Lessor and Sublessor Activities
The Company leases dry van trailers to customers under full-service lease agreements and operating lease agreements. At the inception of a contract, in accordance with the applicable accounting guidance (ASC 842, Leases) the Company considers whether the arrangement contains a lease and, as applicable, performs the required lease classification tests. The Company, as a lessor, has no sales-type or direct financing lease arrangements as of June 30, 2023.
The Company’s full-service lease agreements are an integrated service that include lease component amounts related to the use of the trailer, as well as non-lease components for preventative maintenance, certain repairs as defined in the related agreement, and ad valorem taxes. In accordance with the applicable accounting guidance (ASC 842, Leases), the Company has elected to combine lease and non-lease components when reporting revenue for the full-service underlying class of leased assets.
Initial lease terms are generally three to five years. Certain of the Company’s leases provide customers with renewal options that provide the ability to extend the lease term for a period of generally one to five years. In addition, some leases include options for the customer to purchase the trailers at fair market value, as determined by the Company at or near the end of the lease. The Company’s lease agreements generally do not have residual value guarantees nor permit customers to terminate the lease agreements prior to natural expiration. As stipulated in the lease agreements, the Company may receive reimbursements from customers for certain damage or required repairs to the trailers.
During the year ended December 31, 2022, the Company entered into sale-leaseback-sublease transactions. Such contracts were entered into in contemplation of each other and are thus recorded on a net basis. The net revenue from these contracts was insignificant for all periods presented but such revenue is included in the tables below.
Certain of the Company’s leases and subleases are with a related party—such transactions were at market value and entered into at arm’s length.

Lease income is included in Net sales on the Company’s Condensed Consolidated Statements of Operations, and is recorded in the Parts & Services operating segment. For the three and six months ended June 30, 2023 and 2022, the Company’s lease income consisted of the following components (in thousands):

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022
Operating lease income
Fixed lease income	$117	$18
Variable lease income	—	—
Total lease income[1]	$117	$18

	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Operating lease income
Fixed lease income	$179	$21
Variable lease income	—	—
Total lease income[1]	$179	$21
—————————
(1) As noted above, net revenue related to subleases was insignificant for all periods presented but such revenue is included in the tables above.
The following table shows the Company’s future contractual receipts from noncancelable operating leases for the years ended December 31 as of June 30, 2023 (in thousands):

Operating Leases[1]
2023 (remainder)	$542
2024	1,189
2025	1,177
2026	1,177
2027	1,064
Thereafter	470
Total contractual receipts	$5,619
—————————
(1) The future contractual receipts due under the Company’s full-service operating leases include amounts related to preventative maintenance, certain repairs as defined in the related agreements, and ad valorem taxes. Net revenue related to the Company’s subleases are also included in the table above.

11. OTHER ACCRUED LIABILITIES
The following table presents the major components of Other accrued liabilities (in thousands):

	June 30, 2023	December 31, 2022
Warranty	$21,745	$22,061
Chassis converter pool agreements	33,842	20,345
Payroll and related taxes	29,369	29,219
Customer deposits	64,274	32,129
Self-insurance	11,496	10,718
Accrued interest	3,814	3,854
Operating lease obligations	6,897	6,120
Accrued taxes	17,363	24,793
All other	13,574	9,088
	$202,374	$158,327
The following table presents the changes in the product warranty accrual included in Other accrued liabilities (in thousands):

	2023	2022
Balance as of January 1	$22,061	$22,045
Provisions and revisions to estimates	1,770	663
Payments	(2,086)	(1,502)
Balance as of June 30	$21,745	$21,206
The Company offers a limited warranty for its products with a coverage period that ranges between 1 and 5 years, except that the coverage period for DuraPlate® trailer panels is 10 years and the coverage period for steel main beams on flatbed trailer products exceeds 10 years. The Company passes through component manufacturers’ warranties to our customers. The Company’s policy is to accrue the estimated cost of warranty coverage at the time of the sale.
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

Fair value measurements and the fair value hierarchy level for the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022 are shown below (in thousands):

	Frequency	Asset / (Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2023
Commodity swap contracts	Recurring	$(3,871)	$—	$(3,871)	$—
Mutual funds	Recurring	$8,620	$8,620	$—	$—
Life-insurance contracts	Recurring	$17,332	$—	$17,332	$—
December 31, 2022
Commodity swap contracts	Recurring	$1,021	$—	$1,021	$—
Mutual funds	Recurring	$6,579	$6,579	$—	$—
Life-insurance contracts	Recurring	$15,509	$—	$15,509	$—
Estimated Fair Value of Debt
The estimated fair value of debt at June 30, 2023 consists primarily of the Senior Notes due 2028 and any borrowings under the Revolving Credit Agreement (see Note 8). The fair value of the Senior Notes due 2028 are based upon third party pricing sources, which generally do not represent daily market activity or represent data obtained from an exchange, and are classified as Level 2. The interest rates on the Company’s borrowings under the Revolving Credit Agreement are adjusted regularly to reflect current market rates and thus carrying value approximates fair value for any borrowings.
The Company’s carrying and estimated fair value of debt at June 30, 2023 and December 31, 2022 were as follows (in thousands):

	June 30, 2023				December 31, 2022
	Carrying Value	Fair Value			Carrying Value	Fair Value
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Instrument
Senior Notes due 2028	$396,138	$—	$345,630	$—	$395,818	$—	$337,237	$—
Revolving Credit Agreement	—	—	—	—	—	—	—	—
	$396,138	$—	$345,630	$—	$395,818	$—	$337,237	$—
The fair value of debt is based on current public market prices for disclosure purposes only. Unrealized gains or losses are not recognized in the financial statements as long-term debt is presented at carrying value, net of unamortized premium or discount and unamortized deferred financing costs in the condensed consolidated financial statements.
13. COMMITMENTS AND CONTINGENCIES
As of June 30, 2023, the Company was named as a defendant or was otherwise involved in numerous legal proceedings and governmental examinations, including class action lawsuits, in connection with the conduct of its business activities in various jurisdictions, both in the United States and internationally. On the basis of information currently available to it, management does not believe that existing proceedings and investigations will have a material impact on our consolidated financial condition or liquidity if determined in a manner adverse to the Company except for the matter described in further detail below. However, such matters are unpredictable, and we could incur judgments or enter into settlements for current or future claims that could materially and adversely affect our financial statements. Costs associated with the litigation and settlements of legal matters are reported within General and administrative expenses in the Condensed Consolidated Statements of Operations.

Legal Matter Estimated Liability
As of June 30, 2023, the Company was named as a defendant in California state court in two purported class action lawsuits, alleging wage and hour claims under California-specific employment laws (collectively, “the Matters”). The defense of both lawsuits is being handled in conjunction with one another. During the three months ended March 31, 2023, in accordance with ASC 450, the Company concluded a liability related to the Matters was probable and estimable. As such, an estimated liability of $3.0 million is included in General & administrative expenses in the Condensed Consolidated Statements of Operations for the six months ended June 30, 2023. During the second quarter of 2023, the Company reached an agreement to resolve the Matters via settlement for an amount materially consistent with the estimated liability.
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
On November 13, 2019, the Company received a notice that it was considered one of several PRPs by the Indiana Department of Environmental Management (“IDEM”) under CERCLA and state law related to substances found in soil and groundwater at a property located at 817 South Earl Avenue, Lafayette, Indiana (the “Site”). The Company has never owned or operated the Site, but the Site is near certain of the Company’s owned properties. In 2020, the Company agreed to implement a limited work plan to further investigate the source of the contamination at the Site and worked with IDEM and other PRPs to finalize the terms of the work plan. The Company submitted its initial site investigation report to IDEM during the third quarter of 2020, indicating that the data collected by the Company’s consultant confirmed that the Company’s properties are not the source of contamination at the Site. In December 2021, after completing further groundwater sampling work, the Company submitted to IDEM a supplemental written report, which again stated that the Company is not a responsible party and the Company’s properties are not a source of any contamination. In June 2022, the Company and other PRPs finalized Work Plan Addendum No. 3, which provided for additional groundwater sampling on another PRP property. The Company completed all additional sampling during the second quarter of 2023, and all available information establishes there is no source of any contamination on the Company’s owned properties. As of June 30, 2023, based on the information available, the Company does not expect this matter to have a material adverse effect on its financial condition or results of operations.

Chassis Converter Pool Agreements
The Company obtains most vehicle chassis for its specialized vehicle products directly from the chassis manufacturers under converter pool agreements. Chassis are obtained from the manufacturers based on orders from customers, and in some cases, for unallocated orders. The agreements generally state that the manufacturer will provide a supply of chassis to be maintained at the Company’s facilities with the condition that we will store such chassis and will not move, sell, or otherwise dispose of such chassis except under the terms of the agreement. In addition, the manufacturer typically retains the sole authority to authorize commencement of work on the chassis and to make certain other decisions with respect to the chassis including the terms and pricing of sales of the chassis to the manufacturer’s dealers. The manufacturer also does not transfer the certificate of origin to the Company nor permit the Company to sell or transfer the chassis to anyone other than the manufacturer (for ultimate resale to a dealer). Although the Company is party to related finance agreements with manufacturers, the Company has not historically settled, nor expects to in the future settle, any related obligations in cash. Instead, the obligation is settled by the manufacturer upon reassignment of the chassis to an accepted dealer, and the dealer is invoiced for the chassis by the manufacturer. Accordingly, as of June 30, 2023, the Company’s outstanding chassis converter pool with the manufacturer totaled $33.8 million and the Company has included this financing agreement on the Company’s Condensed Consolidated Balance Sheets within Prepaid expenses and other and Other accrued liabilities. All other chassis programs are handled as consigned inventory belonging to the manufacturer and totaled approximately $3.4 million. Under these agreements, if the chassis is not delivered to a customer within a specified time frame, the Company is required to pay a finance or storage charge on the chassis. Additionally, the Company receives finance support funds from manufacturers when the chassis are assigned into the Company’s chassis pool. Typically, chassis are converted and delivered to customers within 90 days of the receipt of the chassis by the Company.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Basic net income attributable to common stockholders per share:
Net income attributable to common stockholders	$74,328	$22,552	$125,541	$34,626
Weighted average common shares outstanding	47,452	49,034	47,610	49,019
Basic net income attributable to common stockholders per share	$1.57	$0.46	$2.64	$0.71

Diluted net income attributable to common stockholders per share:
Net income attributable to common stockholders	$74,328	$22,552	$125,541	$34,626

Weighted average common shares outstanding	47,452	49,034	47,610	49,019
Dilutive stock options and restricted stock	921	501	1,127	643
Diluted weighted average common shares outstanding	48,373	49,535	48,737	49,662
Diluted net income attributable to common stockholders per share	$1.54	$0.46	$2.58	$0.70

15. STOCK-BASED COMPENSATION
The Company recognizes all share-based payments based upon their grant date fair value. The Company grants restricted stock units subject to specific service, performance, and/or market conditions. The Company’s policy is to recognize expense for awards that have service conditions only subject to graded vesting using the straight-line attribution method. In addition, the Company’s policy is to estimate expected forfeitures on share-based awards. The fair value of service and performance-based units is based on the market price of a share of underlying common stock at the date of grant. The fair values of the awards that contain market conditions are estimated using a Monte Carlo simulation approach in a risk-neutral framework to model future stock price movements based upon historical volatility, risk-free rates of return, and correlation matrix. The amount of compensation costs related to restricted stock units and performance units not yet recognized, excluding estimated forfeitures, was $19.5 million at June 30, 2023, for which the expense will be recognized through 2026.
16. STOCKHOLDERS’ EQUITY
Share Repurchase Program
In August 2021, the Company announced that the Board of Directors approved the repurchase of an additional $150 million in shares of common stock over a three-year period. This authorization was an increase to the previous $100 million repurchase programs approved in November 2018, February 2017, and February 2016. The repurchase program is set to expire in August 2024. Stock repurchases under this program may be made in the open market or in private transactions at times and in amounts determined by the Company. As of June 30, 2023, $76.7 million remained available under the program.
Common and Preferred Stock
The Board of Directors has the authority to issue common and unclassed preferred stock of up to 200 million shares and 25 million shares, respectively, with par value of $0.01 per share, as well as to fix dividends, voting and conversion rights, redemption provisions, liquidation preferences, and other rights and restrictions.
Accumulated Other Comprehensive Income (Loss)
Changes in AOCI by component, net of tax, for the six months ended June 30, 2023 are summarized as follows (in thousands):

	Foreign Currency Translation	Derivative Instruments	Total
Balances at December 31, 2022	$(1,791)	$909	$(882)
Net unrealized gains (losses) arising during the period(a)	564	130	694
Less: Net realized gains (losses) reclassified to net income(b)	—	366	366
Net change during the period	564	(236)	328
Balances at March 31, 2023	(1,227)	673	(554)
Net unrealized gains (losses) arising during the period(c)	502	(3,229)	(2,727)
Less: Net realized gains (losses) reclassified to net income(d)	—	(277)	(277)
Net change during the period	502	(2,952)	(2,450)
Balances at June 30, 2023	$(725)	$(2,279)	$(3,004)
—————————
(a) Derivative instruments net of less than $0.1 million of tax liability for the three months ended March 31, 2023.
(b) Derivative instruments net of $0.1 million of tax liability for the three months ended March 31, 2023.
(c) Derivative instruments net of $1.0 million of tax benefit for the three months ended June 30, 2023.
(d) Derivative instruments net of $0.1 million of tax benefit for the three months ended June 30, 2023.

Changes in AOCI by component, net of tax, for the six months ended June 30, 2022 are summarized as follows (in thousands):

	Foreign Currency Translation	Derivative Instruments	Total
Balances at December 31, 2021	$(1,989)	$2,848	$859
Net unrealized gains (losses) arising during the period(e)	243	17,555	17,798
Less: Net realized gains (losses) reclassified to net loss(f)	—	3,970	3,970
Net change during the period	243	13,585	13,828
Balances at March 31, 2022	(1,746)	16,433	14,687
Net unrealized gains (losses) arising during the period(g)	(303)	(14,165)	(14,468)
Less: Net realized gains (losses) reclassified to net income(h)	—	5,445	5,445
Net change during the period	(303)	(19,610)	(19,913)
Balances at June 30, 2022	$(2,049)	$(3,177)	$(5,226)
—————————
(e) Derivative instruments net of $5.9 million of tax liability for the three months ended March 31, 2022.
(f) Derivative instruments net of $1.3 million of tax liability for the three months ended March 31, 2022.
(g) Derivative instruments net of $4.7 million of tax benefit for the three months ended June 30, 2022.
(h) Derivative instruments net of $1.8 million of tax liability for the three months ended June 30, 2022.
17. INCOME TAXES
For the three months ended June 30, 2023, the Company recognized income tax expense of $24.3 million compared to $7.6 million for the same period in the prior year. The Company recognized income tax expense of $38.2 million in the first six months of 2023 compared to $10.7 million for the same period in the prior year. The effective tax rates for the first six months of 2023 and 2022 were 23.3% and 23.5%, respectively. For the first six months of 2023 and 2022, the effective tax rate differs from the U.S. Federal statutory rate of 21% primarily due to the impact of state and local taxes net of discrete items incurred related to stock-based compensation.
18. PROPERTY, PLANT, AND EQUIPMENT
There were no material impairments or sales of property, plant, and equipment during the three and six months ended June 30, 2023. During the second quarter of 2023, the Company placed into service approximately $90.4 million of property, plant, and equipment assets related to its previously disclosed dry van manufacturing capacity increase.
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

▪Parts & Services (“P&S”): The P&S segment is comprised of the Company’s parts and services business as well as the upfitting component of our truck bodies business. In addition, the Company’s Composites business, which focuses on the use of DuraPlate® composite panels beyond the semi-trailer market, is also part of the P&S segment. This segment also includes the Wabash Parts LLC parts and distribution entity we created with our partner during the second quarter of 2022 as further described in Note 5. Our Trailers as a Service (TAAS)SM initiatives are included in the P&S segment as well. Finally, the P&S segment includes the Company’s Engineered Products business, which manufactures stainless-steel storage tanks and silos, mixers, and processors for a variety of end markets. Growing and expanding the parts and services businesses is a key strategic initiative for the Company moving forward.
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
Reportable segment information is as follows (in thousands):

Three Months Ended June 30, 2023	Transportation Solutions	Parts & Services	Corporate and Eliminations	Consolidated
Net sales
External customers	$625,718	$60,902	$—	$686,620
Intersegment sales	4,964	1,164	(6,128)	—
Total net sales	$630,682	$62,066	$(6,128)	$686,620

Income (loss) from operations	$115,806	$12,937	$(25,433)	$103,310

Three Months Ended June 30, 2022	Transportation Solutions	Parts & Services	Corporate and Eliminations	Consolidated
Net sales
External customers	$593,125	$49,644	$—	$642,769
Intersegment sales	2,857	751	(3,608)	—
Total net sales	$595,982	$50,395	$(3,608)	$642,769

Income (loss) from operations	$47,973	$8,138	$(20,203)	$35,908

Six Months Ended June 30, 2023	Transportation Solutions	Parts & Services	Corporate and Eliminations	Consolidated
Net sales
External customers	$1,201,014	$106,558	$—	$1,307,572
Intersegment sales	7,739	2,648	(10,387)	—
Total net sales	$1,208,753	$109,206	$(10,387)	$1,307,572

Income (loss) from operations	$202,922	$22,146	$(51,858)	$173,210

Six Months Ended June 30, 2022	Transportation Solutions	Parts & Services	Corporate and Eliminations	Consolidated
Net sales
External customers	$1,094,165	$95,365	$—	$1,189,530
Intersegment sales	3,882	1,738	(5,620)	—
Total net sales	$1,098,047	$97,103	$(5,620)	$1,189,530

Income (loss) from operations	$79,670	$14,927	$(38,554)	$56,043

b.  Product Information
The Company offers products primarily in four general categories: (1) new trailers, (2) used trailers, (3) components, parts and services, and (4) equipment and other (which includes truck bodies). The following table sets forth the major product categories and their percentage of consolidated net sales (dollars in thousands):

Three Months Ended June 30, 2023	Transportation Solutions	Parts & Services	Eliminations	Consolidated
New trailers	$523,537	$—	$(2,002)	$521,535	76.0%
Used trailers	—	517	—	517	0.1%
Components, parts and services	—	39,794	—	39,794	5.8%
Equipment and other	107,145	21,755	(4,126)	124,774	18.2%
Total net sales	$630,682	$62,066	$(6,128)	$686,620	100.0%

Three Months Ended June 30, 2022	Transportation Solutions	Parts & Services	Eliminations	Consolidated
New trailers	$508,430	$188	$(361)	$508,257	79.1%
Used trailers	—	1,120	—	1,120	0.2%
Components, parts and services	—	37,473		37,473	5.8%
Equipment and other	87,552	11,614	(3,247)	95,919	14.9%
Total net sales	$595,982	$50,395	$(3,608)	$642,769	100.0%

Six Months Ended June 30, 2023	Transportation Solutions	Parts & Services	Eliminations	Consolidated
New trailers	$1,008,785	$—	$(2,364)	$1,006,421	77.0%
Used trailers	—	1,056	—	1,056	0.1%
Components, parts and services	—	75,476	—	75,476	5.8%
Equipment and other	199,968	32,674	(8,023)	224,619	17.2%
Total net sales	$1,208,753	$109,206	$(10,387)	$1,307,572	100.0%

Six Months Ended June 30, 2022	Transportation Solutions	Parts & Services	Eliminations	Consolidated
New trailers	$946,393	$242	$(672)	$945,963	79.5%
Used trailers	—	1,689	—	1,689	0.1%
Components, parts and services	—	71,037	—	71,037	6.0%
Equipment and other	151,654	24,135	(4,948)	170,841	14.4%
Total net sales	$1,098,047	$97,103	$(5,620)	$1,189,530	100.0%

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
▪the risks related to restrictive covenants in our Senior Notes indenture and Revolving Credit Agreement (each, as defined below), including limits on financial and operating flexibility;
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

Inflationary Cost Environment and Supply Chain Disruption
During the three and six months ended June 30, 2023, we continued to experience a certain degree of inflation across our supply chain, increased freight and logistics costs, and overall volatility. While we continue to expect the global market downturn and overall impacts on our operations to be temporary, the duration and severity of the impacts cannot be estimated at this time. Continued or worsening disruptions to, and impacts on, our production, supply chain, demand for our products, and overall business could have a material adverse effect on our results of operations, financial condition, and cash flows.
Results of Operations
The following table sets forth certain operating data as a percentage of net sales for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	78.0%	87.9%	79.6%	88.6%
Gross profit	22.0%	12.1%	20.4%	11.4%

General and administrative expenses	5.4%	4.8%	5.6%	4.8%
Selling expenses	1.0%	1.1%	1.1%	1.1%
Amortization of intangibles	0.5%	0.6%	0.5%	0.7%
Impairment and other, net	—%	—%	—%	—%
Income from operations	15.0%	5.6%	13.2%	4.7%

Interest expense	(0.7%)	(0.8%)	(0.8%)	(0.9%)
Other, net	0.1%	(0.1%)	0.1%	—%
Income before income tax expense	14.4%	4.7%	12.5%	3.8%

Income tax expense	3.5%	1.2%	2.9%	0.9%
Net income	10.8%	3.5%	9.6%	2.9%
For the three-month period ended June 30, 2023, we recorded net sales of $686.6 million compared to $642.8 million in the prior year period. Net sales for the three-month period ended June 30, 2023 increased $43.9 million, or 6.8%, compared to the prior year period. New trailer shipments decreased 13.5% while new truck body shipments increased 1.9%. Despite the decrease in new trailer shipments, revenue per new trailer unit increased across all product lines and for truck bodies which drove an increase of 5.8% in net sales within the TS reportable segment. Net sales within the P&S reportable segment increased $11.7 million compared to the prior year period, which was primarily due to an increase in sales within our Engineered Products business. Gross profit margin increased to 22.0% in the second quarter of 2023 compared to 12.1% in the prior year period primarily driven by higher revenue per new trailer unit and truck body that increased proportionately higher than our manufacturing costs. We remain focused on positioning ourselves to profitably capitalize on current demand while being vigilant to respond to any potential softening of the industry and overall economy.
For the three-month period ended June 30, 2023, selling, general and administrative expenses increased $6.2 million as compared to the same period in 2022. As a percentage of net sales, selling, general and administrative expenses were 6.5% in the second quarter of 2023 as compared to 6.0% in the prior year period. The overall increase in selling, general and administrative expenses in the current year period compared to the same period in the prior year was largely due to an increase in professional fees and outside services costs as well as higher employee-related costs, including benefits and incentive programs.
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

Three Months Ended June 30, 2023 Compared with the Three Months Ended June 30, 2022
Net Sales
Net sales in the second quarter of 2023 increased $43.9 million, or 6.8%, compared to the second quarter of 2022. By business segment, prior to the elimination of intercompany sales, sales and related units sold were as follows (dollars in thousands):

	Three Months Ended June 30,		Change
	2023	2022	Amount	%
	(prior to elimination of intersegment sales)
Sales by Segment
Transportation Solutions	$630,682	$595,982	$34,700	5.8%
Parts & Services	62,066	50,395	11,671	23.2%
Eliminations	(6,128)	(3,608)	(2,520)
Total	$686,620	$642,769	$43,851	6.8%

New Units Shipped	(units)
Trailers	11,825	13,670	(1,845)	(13.5%)
Truck bodies	4,025	3,950	75	1.9%
Total	15,850	17,620	(1,770)	(10.0%)

Used Units Shipped	(units)
Trailers	15	40	(25)	(62.5%)
TS segment sales, prior to the elimination of intersegment sales, were $630.7 million for the second quarter of 2023, an increase of $34.7 million, or 5.8%, compared to the second quarter of 2022. New trailers shipped during the second quarter of 2023 totaled 11,825 trailers compared to 13,670 trailers in the prior year period, a decrease of 13.5% (or a 9% decrease when excluding conventional refrigerated van trailers), which was primarily driven by lower dry van shipments as well as our previously announced intentional ramp-down of manufacturing conventional refrigerated van trailers. While we continued to experience a certain degree of supply chain challenges, new truck bodies shipped during the second quarter of 2023 totaled 4,025 truck bodies compared to 3,950 truck bodies in the prior year period, an increase of 1.9%. Despite the decrease in new trailer shipments, higher revenue per new trailer unit along with the increase in truck body shipments and truck body revenue per unit resulted in an overall increase in new trailer and truck body revenue. The increases were primarily due to increased pricing to account for inflation, our curated customer portfolio, and improved pricing processes.
P&S segment sales, prior to the elimination of intersegment sales, were $62.1 million for the second quarter of 2023, an increase of $11.7 million, or 23.2%, compared to the second quarter of 2022. The overall increase in sales for this segment was due primarily to an increase in sales within our Engineered Products business of approximately $7.6 million, which was largely attributable to product mix and higher revenue per unit. In addition, our upfitting solutions and services businesses increased approximately $4.0 million from the prior year period due to strong demand for these offerings.
Cost of Sales
Cost of sales was $535.6 million in the second quarter of 2023, a decrease of $29.1 million, or 5.2%, compared to the prior year period. Cost of sales is comprised of material costs, a variable expense, and other manufacturing costs, comprised of both fixed and variable expenses, including direct and indirect labor, outbound freight, overhead expenses, and depreciation.
TS segment cost of sales was $496.7 million in the second quarter of 2023, a decrease of $33.2 million, or 6.3%, compared to the prior year period. The decrease in cost of sales, which was primarily driven by lower shipment volumes, was due to a decrease in materials costs of $40.6 million along with a decrease in certain other manufacturing costs. These decreases were partially offset by an increase in labor and employee-related costs of approximately $5.3 million as well as an increase in operating supplies and maintenance and repairs costs totaling approximately $5.0 million.
P&S segment cost of sales was $45.0 million in the second quarter of 2023, an increase of $6.4 million, or 16.6%, compared to the prior period. The increase in cost of sales for this segment was due in part to an increase in materials costs of approximately $2.5 million, or 8.0%. In addition, labor and employee-related costs increased approximately $1.0 million from the prior year period as well as certain other manufacturing costs.

Gross Profit
Gross profit was $151.0 million in the second quarter of 2023, an increase of $73.0 million from the prior year period. Gross profit as a percentage of net sales was 22.0% for the second quarter of 2023, compared to 12.1% for the same period in 2022. Gross profit by segment was as follows (dollars in thousands):

	Three Months Ended June 30,		Change
	2023	2022	Amount	%
Gross Profit by Segment
Transportation Solutions	$133,945	$66,055	$67,890	102.8%
Parts & Services	17,082	11,830	5,252	44.4%
Corporate & Eliminations	—	149	(149)
Total	$151,027	$78,034	$72,993	93.5%
TS segment gross profit was $133.9 million for the second quarter of 2023 compared to $66.1 million for the second quarter of 2022. Gross profit, prior to the elimination of intersegment sales, as a percentage of net sales, was 21.2% in the second quarter of 2023 compared to 11.1% in the comparative 2022 period. The overall increase in gross profit from the prior year period was primarily driven by an increase in our dry vans products of approximately $46.8 million. In addition, our truck bodies, platforms, and tank trailers had increases from the prior year period. Each of these increases, as well as the increase in gross profit as a percentage of net sales, was primarily attributable to higher revenue per new trailer unit and truck body due to increased pricing to account for inflation, our curated customer portfolio, and improved pricing processes.
P&S segment gross profit was $17.1 million for the second quarter of 2023 compared to $11.8 million for the second quarter of 2022. Gross profit, prior to the elimination of intersegment sales, as a percentage of net sales, was 27.5% in the second quarter of 2023 compared to 23.5% in the 2022 period. The overall increase in gross profit was primarily related to an increase within our Engineered Products business of approximately $3.1 million. In addition, our upfitting solutions and services businesses increased approximately $1.3 million from the prior year period due to strong demand for these offerings. Finally, our Composites business, which focuses on the use of DuraPlate® composite panels beyond the semi-trailer market, increased approximately $1.1 million compared to the prior year period.
General and Administrative Expenses
General and administrative expenses for the second quarter of 2023 increased $6.4 million, or 20.6%, from the prior year period. The increase from the prior year period was due in part to an increase in professional and outside services costs of approximately $3.8 million. In addition, there was an increase of approximately $2.1 million in general and administrative employee-related costs, including benefits and incentive programs. Also, the reserve for expected losses increased approximately $0.4 million. As a percentage of net sales, general and administrative expenses were 5.4% for the second quarter of 2023 compared to 4.8% for the second quarter of 2022. The overall increase in general and administrative expenses as a percentage of net sales was primarily attributable to the increase in professional and outside services costs and employee-related costs.
Selling Expenses
Selling expenses were $7.2 million in the second quarter of 2023, a decrease of $0.2 million, or 2.5%, compared to the prior year period. The decrease was primarily attributable to lower advertising and promotional expenses and professional and outside services costs of approximately $0.6 million and $0.5 million, respectively. These decreases were partially offset by an increase in the reserve for expected losses of approximately $0.5 million. In addition, there was an increase in sales employee-related costs, including benefits and incentive programs, of approximately $0.4 million. As a percentage of net sales, selling expenses were 1.0% for the second quarter of 2023 compared to 1.1% for the second quarter of 2022. The decrease in selling expenses as a percentage of net sales was due in part to the decrease in advertising and promotional expenses and professional and outside services costs.
Amortization of Intangibles
Amortization of intangibles was $3.2 million for the second quarter of 2023 compared to $3.8 million in the prior year period. Amortization of intangibles was the result of expenses recognized for intangible assets recorded from previous acquisitions. The decrease from the prior year period is related to certain of the intangible assets that became fully amortized during the second quarter of 2022.

Impairment and Other, Net
Impairment and other, net was nominal for both the three months ended June 30, 2023 and the three months ended June 30, 2022.
Other Income (Expense)
Interest expense for the second quarter of 2023 totaled $5.0 million compared to $5.2 million in the second quarter of 2022. Interest expense relates to interest and non-cash accretion charges on our Senior Notes due 2028 and Revolving Credit Agreement. Interest expense in the current year period was slightly lower than the prior year period due to lower average outstanding balances under the Revolving Credit Facility.
Other, net for the second quarter of 2023 represented income of $0.5 million as compared to expense of $0.3 million for the prior year period. Income for the current year period primarily relates to interest income. Expense for the prior year period is related to individually insignificant items.
Income Taxes
We recognized income tax expense of $24.3 million in the second quarter of 2023 compared to $7.6 million for the same period in the prior year. The effective tax rate for this period was 24.6% compared to a rate of 25.1% for the same period in the prior year. For the first six months of 2023 and 2022, the effective tax rate differs from the U.S. Federal statutory rate of 21% primarily due to the impact of state and local taxes net of discrete items incurred related to stock-based compensation.
Six Months Ended June 30, 2023 Compared with the Six Months Ended June 30, 2022
Net Sales
Net sales in the first six months of 2023 increased $118.0 million, or 9.9%, compared to the first six months of 2022. By business segment, prior to the elimination of intercompany sales, sales and related units sold were as follows (dollars in thousands):

	Six Months Ended June 30,		Change
	2023	2022	Amount	%
	(prior to elimination of intersegment sales)
Sales by Segment
Transportation Solutions	$1,208,753	$1,098,047	$110,706	10.1%
Parts & Service	109,206	97,103	12,103	12.5%
Eliminations	(10,387)	(5,620)	(4,767)
Total	$1,307,572	$1,189,530	$118,042	9.9%

New Units Shipped	(units)
Trailers	23,610	25,535	(1,925)	(7.5)%
Truck bodies	7,835	7,435	400	5.4%
Total	31,445	32,970	(1,525)	(4.6)%

Used Units Shipped	(units)
Trailers	30	60	(30)	(50.0)%
TS segment sales prior to the elimination of intersegment sales were $1,208.8 million for the first six months of 2023, an increase of $110.7 million, or 10.1%, compared to the first six months of 2022. Trailers shipped during the first six months of 2023 totaled 23,610 trailers compared to 25,535 trailers in the prior year period, a 7.5% decrease (or a 3% decrease when excluding conventional refrigerated van trailers), which was primarily driven by our previously announced intentional ramp-down of manufacturing conventional refrigerated van trailers and fewer dry van shipments. New truck bodies shipped during the first six months of 2023 totaled 7,835 compared to 7,435 truck bodies in the prior year period, an increase of 5.4%, primarily due to strong demand despite continuing to experience a certain degree of supply chain challenges. While new trailer shipments decreased from the prior year period, higher revenue per new trailer unit along with the increase in truck body shipments and truck body revenue per unit resulted in an overall increase in new trailer and truck body revenue. The increases were primarily due to increased pricing to account for inflation, our curated customer portfolio, and improved pricing processes.

P&S segment sales prior to the elimination of intersegment sales were $109.2 million for the first six months of 2023, an increase of $12.1 million, or 12.5%, compared to the same period of 2022. The overall increase in sales was primarily attributable to a $7.8 million increase in our upfitting solutions and services businesses based on strong demand for these offerings. In addition, the Wabash Parts LLC parts and distribution entity had higher sales in the current year period of approximately $6.0 million, which was primarily attributable to the fact that the entity was established with our partner during the second quarter of 2022 as further described in Note 5.
Cost of Sales
Cost of sales was $1,040.5 million in the first six months of 2023, a decrease of $12.9 million, or 1.2%, compared to the prior year period. Cost of sales is comprised of material costs, a variable expense, and other manufacturing costs, comprised of both fixed and variable expenses, including direct and indirect labor, outbound freight, overhead expenses, and depreciation.
TS segment cost of sales was $971.2 million in the first six months of 2023, a decrease of $13.1 million, or 1.3%, compared to the prior year period. The decrease in cost of sales, which was primarily driven by lower shipment volumes, was due to a decrease in materials costs of $35.1 million along with a decrease in certain other manufacturing costs. These decreases were partially offset by an increase in labor and employee-related costs of approximately $20.0 million as well as an increase in operating supplies and maintenance and repairs costs totaling approximately $9.6 million.
P&S segment cost of sales was $79.7 million in the first six months of 2023, an increase of $5.0 million, or 6.6%, compared to the prior period. The increase in cost of sales for this segment was primarily due to an increase in labor and employee-related costs of approximately $2.2 million. In addition, outside services, freight, and lease/rent costs increased in the aggregate by approximately $1.3 million.
Gross Profit
Gross profit was $267.1 million in the first six months of 2023, an increase of $131.0 million from the prior year period. Gross profit as a percentage of sales was 20.4% for the first six months, compared to 11.4% during the same period in 2022. Gross profit by segment was as follows (dollars in thousands):

	Six Months Ended June 30,		Change
	2023	2022	$	%
Gross Profit by Segment
Transportation Solutions	$237,549	$113,737	$123,812	108.9%
Parts & Services	29,505	22,352	7,153	32.0%
Corporate & Eliminations	—	—	—
Total	$267,054	$136,089	$130,965	96.2%
TS segment gross profit was $237.5 million for the first six months of 2023 compared to $113.7 million for the prior year period. Gross profit prior to the elimination of intersegment sales, as a percentage of net sales, was 19.7% in 2023 compared to 10.4% in the prior period. The overall increase in gross profit from the prior year period was primarily driven by an increase in our dry vans products of approximately $85.5 million. In addition, our truck bodies, platforms, and tank trailers had increases from the prior year period. Each of these increases, as well as the increase in gross profit as a percentage of net sales, was primarily attributable to higher revenue per new trailer unit and truck body due to increased pricing to account for inflation, our curated customer portfolio, and improved pricing processes.
P&S segment gross profit was $29.5 million for the first six months of 2023 compared to $22.4 million in the same period of 2022. Gross profit prior to the elimination of intersegment sales, as a percentage of net sales, was 27.0% in the 2023 period compared to 23.0% in the prior period. The overall increase in gross profit was primarily related to an increase within our Engineered Products business of approximately $3.1 million. In addition, our upfitting solutions and services businesses increased approximately $2.2 million from the prior year period on strong demand for these offerings. Finally, our Composites business, which focuses on the use of DuraPlate® composite panels beyond the semi-trailer market, increased approximately $1.1 million compared to the prior year period.

General and Administrative Expenses
General and administrative expenses for the first six months of 2023 increased $16.1 million, or 28.1%, from the prior year period. The increase from the prior year period was due in part to an increase of approximately $8.6 million in professional and outside services costs, which includes the estimated liability for the Matters, as defined and further described in Note 13. There was also an increase in general and administrative employee-related costs, including benefits and incentive programs, of approximately $6.5 million. In addition, our reserve for expected losses and travel-related expenses increased in total by approximately $0.7 million. As a percentage of sales, general and administrative expenses were 5.6% for the 2023 period as compared to 4.8% for the same period of 2022. The overall increase in general and administrative expenses as a percentage of net sales was primarily attributable to the increase in professional and outside services costs and employee-related costs.
Selling Expenses
Selling expenses were $14.1 million in the first six months of 2023, an increase of $0.5 million, or 3.6%, compared to the prior year period. The increase was primarily attributable to an increase in sales employee-related costs, including benefits and incentive programs, of approximately $1.2 million. In addition, there was an increase in our reserve for expected losses and travel-related expenses totaling approximately $0.7 million. These increases were partially offset by a decrease in professional and outside services costs of approximately $1.2 million and advertising and promotional expenses of $0.3 million. As a percentage of net sales, selling expenses were 1.1% for both the 2023 period and the 2022 period. The overall consistency in selling expenses as a percentage of net sales was primarily attributable to sales increasing in proportion to the increase in selling expenses.
Amortization of Intangibles
Amortization of intangibles was $6.4 million for the first six months of 2023 compared to $8.8 million in the prior year period. Amortization of intangibles was the result of expenses recognized for intangible assets recorded from previous acquisitions. The decrease from the prior year period is related to certain of the intangible assets that became fully amortized during the second quarter of 2022.
Impairment and Other, Net
Impairment and other, net was nominal during the first six months of 2023 compared to a net loss of $0.3 million during the first six months of 2022. Activity during the prior year period primarily related to the impairment of $1.0 million of construction-in-progress projects that were no longer expected to be completed, partially offset by the sale of a building (and the related land). These items are further described in Note 18.
Other Income (Expense)
Interest expense for the first six months of 2023 totaled $10.0 million compared to $10.1 million in the prior year period. Interest expense relates to interest and non-cash accretion charges on our Senior Notes due 2028 and Revolving Credit Agreement. Interest expense was materially consistent year-over-year.
Other, net for the first six months of 2023 represented income of $0.9 million as compared to expense of $0.4 million for the prior year period. Income for the current year period primarily relates to interest income. Expense for the prior year period is related to individually insignificant items.
Income Taxes
The Company recognized income tax expense of $38.2 million in the first six months of 2023 compared to income tax expense of $10.7 million for the same period in the prior year. The effective tax rates for the first six months of 2023 and 2022 were 23.3% and 23.5%, respectively. For the first six months of 2023 and 2022, the effective tax rate differs from the U.S. Federal statutory rate of 21% primarily due to the impact of state and local taxes net of discrete items incurred related to stock-based compensation.
Liquidity and Capital Resources
Capital Structure
Our capital structure is comprised of a mix of debt and equity. As of June 30, 2023, our debt-to-equity ratio was approximately 0.8:1.0. Our long-term objective is to generate operating cash flows sufficient to support the growth within our businesses and increase shareholder value. This objective will be achieved through a balanced capital allocation strategy of sustaining strong liquidity, maintaining healthy leverage ratios, investing in the business, both organically and strategically, and returning capital to our shareholders. The Board of Directors has designated a Finance Committee for the primary purpose of assisting the Board in its oversight of the Company’s capital structure, financing, investment, and other financial matters of importance to the Company.

During the first six months of 2023, in keeping with this balanced approach, we paid dividends of approximately $8.4 million and repurchased shares under our Board approved share repurchase program totaling $28.2 million. Also, as further described in our Annual Report on Form 10-K for the year ended December 31, 2022, during the third quarter of 2022 we amended our Revolving Credit Agreement. The amendment increased the total revolving commitments to $350.0 million and extended the maturity to September 2027, which is the nearest maturity date of our long-term debt. As of June 30, 2023, there were no amounts outstanding under the Revolving Credit Agreement. Collectively, these actions demonstrate our confidence in the financial outlook of the Company and our ability to generate cash flow, both near and long term, and reinforce our overall commitment to deliver shareholder value while maintaining the flexibility to continue to execute our strategic plan for profitable growth and diversification.
Our liquidity position, defined as cash on hand and available borrowing capacity under the Revolving Credit Agreement, amounted to $441.1 million as of June 30, 2023, an increase of 48% compared to $298.1 million as of June 30, 2022 and an increase of 10% from $401.2 million as of December 31, 2022. The increase as of June 30, 2023 compared to June 30, 2022 is primarily attributable to higher available capacity on the Revolving Credit Agreement (which as noted above was amended during the third quarter of 2022), partially offset by a lower cash balance as of June 30, 2023. For the remainder of 2023 and continuing into 2024, we expect to continue our commitment to fund our working capital requirements, capital expenditures, and our Trailers as a Service (TAAS)SM initiative from operations or available borrowing capacity under the Revolving Credit Agreement (as needed). This includes adding 20% more dry van manufacturing capacity, with production beginning during the second quarter of 2023. We continue to believe this additional manufacturing capacity will allow us to go-to-market with a portfolio-based selling approach that leverages the breadth of our products. In addition, in August 2022 we announced a $20 million investment to be made in our manufacturing capacity to scale our EcoNexTM technology within refrigerated vans, truck bodies, and other transportation and logistics related products. Along with these investments, we will also maintain our assets to react to any economic and/or industry changes, while also responsibly returning capital to our shareholders. We will continue to move rapidly to adjust to the current environment to preserve the strength of our balance sheet, while prioritizing the safety of our employees and ensuring the liquidity and financial well-being of the Company.
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
The Indenture contains customary events of default, including payment defaults, breaches of covenants, failure to pay certain judgments and certain events of bankruptcy, insolvency and reorganization. If an event of default occurs and is continuing, the principal amount of the Senior Notes, plus accrued and unpaid interest, if any, may be declared immediately due and payable. These amounts automatically become due and payable if an event of default relating to certain events of bankruptcy, insolvency or reorganization occurs. As of June 30, 2023, we were in compliance with all covenants.
Contractual coupon interest expense and accretion of fees for the Senior Notes for each three- and six-month period ended June 30, 2023 was $4.5 million and $0.2 million, and $9.0 million and $0.3 million, respectively. Contractual coupon interest expense and accretion of fees for the Senior Notes are included in Interest expense in our Condensed Consolidated Statements of Operations. Contractual coupon interest expense and accretion of fees for the Senior Notes for each three- and six-month period ended June 30, 2022 was $4.5 million and $0.2 million, and $9.0 million and $0.3 million, respectively.
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
The Revolving Credit Agreement contains customary covenants limiting our ability and certain of our subsidiaries to, among other things, pay cash dividends, incur debt or liens, redeem or repurchase stock, enter into transactions with affiliates, merge, dissolve, repay subordinated indebtedness, make investments and dispose of assets. In addition, we will be required to maintain a minimum fixed charge coverage ratio of not less than 1.0 to 1.0 as of the end of any period of 12 fiscal months when excess availability under the Revolving Credit Agreement is less than the greater of (a) 10.0% of the lesser of (i) the total revolving commitments and (ii) the borrowing base (such lesser amount, the “Line Cap”) and (b) $25 million. As of June 30, 2023, we were was in compliance with all covenants.
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

Our liquidity position, defined as cash on hand and available borrowing capacity on the Revolving Credit Agreement, amounted to $441.1 million as of June 30, 2023 and $401.2 million as of December 31, 2022.
During the three-month period ended June 30, 2023, we had net payments of principal of $60.4 million and net borrowings of principal of $60.4 million. During the six-month period ended June 30, 2023, we had net payments of principal totaling $103.7 million and net borrowings of principal totaling $103.7 million. As of June 30, 2023, there were no amounts outstanding under the Revolving Credit Agreement.
During the three-month period ended June 30, 2022, we repaid $30.0 million of principal under the Revolving Credit Agreement. During the six-month period ended June 30, 2022, we had net payments of principal totaling $30.8 million and net borrowings of principal totaling $56.7 million. As of June 30, 2022, there was $59.0 million outstanding under the Revolving Credit Agreement.
Interest expense under the Revolving Credit Agreement for the three- and six-month periods ended June 30, 2023 was approximately $0.3 million and $0.5 million, respectively. During the three- and six-month periods ended June 30, 2022, interest expense under the Revolving Credit Agreement was approximately $0.5 million and $0.8 million, respectively. Interest expense under the Revolving Credit Agreement is included in Interest expense in our Condensed Consolidated Statements of Operations.
Cash Flows
Cash provided by operating activities for the first six months of 2023 totaled $146.3 million, compared to providing $82.7 million during the same period in 2022. Cash provided by operations during the current year period was the result of net income adjusted for various non-cash activities including depreciation, amortization, deferred taxes, stock-based compensation, accretion of debt fees and discount, and a $14.1 million increase in working capital. Changes in key working capital accounts for 2023 and 2022 are summarized below (in thousands):

	Six Months Ended June 30,
	2023	2022	Change
Source (Use) of cash:
Accounts receivable	$23,829	$(55,114)	$78,943
Inventories	(98,600)	(67,717)	(30,883)
Accounts payable and accrued liabilities	69,793	142,869	(73,076)
Net source (use) of cash	$(4,978)	$20,038	$(25,016)
Accounts receivable decreased $23.8 million in the first six months of 2023 as compared to a $55.1 million increase in the prior year period. Days sales outstanding, a measure of working capital efficiency that measures the amount of time a receivable is outstanding, was 31 days and 32 days for the three months ended June 30, 2023 and 2022, respectively. The decrease in accounts receivable during the first six months of 2023 was primarily due to the timing of shipments and receipt of customer payments. Inventory increased by $98.6 million during the first six months of 2023 as compared to an increase of $67.7 million in the 2022 period. Our inventory turns, a commonly used measure of working capital efficiency that measures how quickly inventory turns per year, was approximately 6 times in both the 2023 and 2022 periods. The increase in inventory for the 2023 period was primarily attributable to higher finished goods inventory. Accounts payable and accrued liabilities increased by $69.8 million in 2023 compared to an increase of $142.9 million for the same period in 2022. Days payable outstanding, a measure of working capital efficiency that measures the amount of time a payable is outstanding, was 39 days for the three months ended June 30, 2023 compared to 49 days for the three months ended June 30, 2022.
Investing activities used $59.1 million during the first six months of 2023, as compared to using $20.9 million during the same period in 2022. Investing activities for the first six months of 2023 included capital expenditures for property, plant, and equipment of $55.8 million, which was an increase compared to $22.4 million during the same period in 2022. In addition, expenditures related to revenue generating assets totaled $3.2 million. For the first six months of 2023, investing activities included no proceeds from the sale of assets compared to approximately $1.4 million during the first six months of 2022.
Financing activities used $46.7 million during the first six months of 2023 as compared to providing $5.0 million during the same period in 2022. Net cash used by financing activities during the current year period primarily relates to common stock repurchases and withholdings of $37.9 million and cash dividend payments of $8.4 million. Borrowings under our Revolving Credit Agreement totaled $103.7 million, which were fully offset by principal, interest, and unused fee payments made under our Revolving Credit Agreement totaling $103.7 million. Net cash provided by financing activities during the first six months of 2022 primarily related to borrowings under our Revolving Credit Agreement totaling $56.7 million and proceeds from the exercise of stock options of $0.7 million. These items were partially offset by payments under our Revolving Credit Agreement totaling $30.8 million, common stock repurchases and withholdings of $13.3 million, and cash dividend payments of $8.3 million.

As of June 30, 2023, our liquidity position, defined as cash on hand and available borrowing capacity under our Revolving Credit Agreement, amounted to $441.1 million, representing an increase of $143.0 million (or 48%) compared to June 30, 2022 and an increase of $39.9 million (or 10%) compared to December 31, 2022. The increase as of June 30, 2023 compared to June 30, 2022 is primarily attributable to higher available capacity on the Revolving Credit Agreement (which as noted above was amended during the third quarter of 2022). Total debt obligations amounted to $400.0 million as of June 30, 2023.
For the remainder of 2023 and continuing into 2024, we expect to continue our commitment to fund our working capital requirements, capital expenditures, and our Trailers as a Service (TAAS)SM initiative from operations or available borrowing capacity under the Revolving Credit Agreement (as needed). This includes adding 20% more dry van manufacturing capacity, with production beginning during the second quarter of 2023. We continue to believe this additional manufacturing capacity will allow us to go-to-market with a portfolio-based selling approach that leverages the breadth of our products. In addition, in August 2022 we announced a $20 million investment to be made in our manufacturing capacity to scale our EcoNexTM technology within refrigerated vans, truck bodies, and other transportation and logistics related products. Along with these investments, we will also maintain our assets to react to any economic and/or industry changes, while also responsibly returning capital to our shareholders. We will continue to move rapidly to adjust to the current environment to preserve the strength of our balance sheet, while prioritizing the safety of our employees and ensuring the liquidity and financial well-being of the Company.
Capital Expenditures
Capital spending related to property, plant, and equipment amounted to approximately $55.8 million for the first six months of 2023. In addition, expenditures for revenue generating assets totaled $3.2 million for the first six months of 2023.
We believe our capital expenditures for 2023 related to property, plant, and equipment will be in the range of $100 to $110 million, while capital expenditures supporting our Trailers as a Service (TAAS)SM growth initiative with revenue generating assets are expected to be in the range of $20 to $25 million. In addition to the previously announced actions to retool our existing capacity to support expanded dry van production, capital spending for 2023 has been and is expected to be utilized to support our growth strategies (including TAAS) as well as our maintenance and productivity improvement initiatives within our facilities.
Goodwill
We considered whether there were any indicators of impairment during the three and six months ended June 30, 2023 and concluded there were none.
Contractual Obligations and Commercial Commitments
A summary of payments of our contractual obligations and commercial commitments, both on and off balance sheet, as of June 30, 2023 are as follows (in thousands):

	2023	2024	2025	2026	2027	Thereafter	Total
Debt:
Revolving Credit Agreement (due 2027)	$—	$—	$—	$—	$—	$—	$—
Senior Notes (due 2028)	—	—	—	—	—	400,000	400,000
Interest payments on Revolving Credit Agreement and Senior Notes due 2028[1]	9,000	18,000	18,000	18,000	18,000	18,000	99,000
Total debt	9,000	18,000	18,000	18,000	18,000	418,000	499,000
Other:
Operating Leases	4,162	7,389	6,260	5,654	3,410	2,141	29,016
Total other	4,162	7,389	6,260	5,654	3,410	2,141	29,016
Other commercial commitments:
Letters of Credit	5,702	—	—	—	—	—	5,702
Raw Material Purchase Commitments	60,000	—	—	—	—	—	60,000
Chassis Agreements and Programs	37,242	—	—	—	—	—	37,242
Total other commercial commitments	102,944	—	—	—	—	—	102,944
Total obligations	$116,106	$25,389	$24,260	$23,654	$21,410	$420,141	$630,960
1 Future interest payments on variable rate long-term debt (if any) are estimated based on the rate in effect as of June 30, 2023, and only include interest payments (not unused line fees). However, as of June 30, 2023, there was no variable rate debt (Revolving Credit Agreement) outstanding.

Borrowings under the Revolving Credit Agreement bear interest at a variable rate based on the Secured Overnight Financing Rate (“SOFR”) or a base rate determined by the lender’s prime rate plus an applicable margin, as defined in the agreement. Any outstanding borrowings under the Revolving Credit Agreement bear interest at a rate, at our election, equal to (i) adjusted term SOFR plus a margin ranging from 1.25% to 1.75% or (ii) a base rate plus a margin ranging from 0.25% to 0.75%, in each case depending upon the monthly average excess availability under the Revolving Credit Agreement. We are required to pay a monthly unused line fee equal to 0.20% times the average daily unused availability along with other customary fees and expenses of our agent and lenders. During the six-month period ended June 30, 2023, we had borrowings of principal and payments of principal totaling $103.7 million under the Revolving Credit Agreement. As of June 30, 2023, there were no amounts outstanding under the Revolving Credit Agreement.
The Senior Notes due 2028 bear interest at the rate of 4.5% per annum from the date of issuance, payable semi-annually on April 15 and October 15.
Operating leases represent the total future minimum lease payments that have commenced. As of June 30, 2023, obligations related to operating leases that we have executed but have not yet commenced totaled approximately $0.4 million.
We have standby letters of credit totaling $5.7 million issued in connection with workers compensation claims and surety bonds.
We have $60.0 million in purchase commitments through December 2023 for various raw material commodities, including aluminum, steel, polyethylene and nickel as well as other raw material components which are within normal production requirements.
We obtain most vehicle chassis for our specialized vehicle products directly from the chassis manufacturers under converter pool agreements. Chassis are obtained from the manufacturers based on orders from customers, and to a lesser extent, for unallocated orders. Although each manufacturer’s agreement has different terms and conditions, the agreements generally state that the manufacturer will provide a supply of chassis to be maintained from time to time at our various facilities with the condition that we will store such chassis and will not move, sell, or otherwise dispose of such chassis except under the terms of the agreement. The manufacturer transfers the chassis to us on a “restricted basis,” retaining the sole authority to authorize commencement of work on the chassis and to make certain other decisions with respect to the chassis including the terms and pricing of sales of the chassis to the manufacturer’s dealers. The manufacturer also does not transfer the certificate of origin to us nor permit us to sell or transfer the chassis to anyone other than the manufacturer (for ultimate resale to a dealer). Although we are party to related finance agreements with manufacturers, we have not historically settled, nor expect to in the future settle, any related obligations in cash. Instead, the obligation is settled by the manufacturer upon reassignment of the chassis to an accepted dealer, and the dealer is invoiced for the chassis by the manufacturer. Accordingly, as of June 30, 2023 our outstanding chassis converter pool with the manufacturer totaled $33.8 million and we have included this financing agreement on our Condensed Consolidated Balance Sheets within Prepaid expenses and other and Other accrued liabilities. All other chassis programs are handled as consigned inventory belonging to the manufacturer and totaled approximately $3.4 million. Under these agreements, if the chassis is not delivered to a customer within a specified time frame, we are required to pay a finance or storage charge on the chassis. Additionally, we receive finance support funds from manufacturers when the chassis are assigned into our chassis pool. Typically, chassis are converted and delivered to customers within 90 days of our receipt of the chassis.
Backlog
Orders that have been confirmed by customers in writing and have defined delivery timeframes are included in our backlog. Orders that comprise our backlog may be subject to changes in quantities, delivery, specifications, terms, or cancellation. The following table presents backlog information as of June 30, 2023, December 31, 2022, and June 30, 2022 (in millions):

	June 30, 2023	December 31, 2022	Change	June 30, 2023	June 30, 2022	Change
12-month backlog	$2,092	$2,787	(25)%	$2,092	$2,227	(6)%
Total backlog	$2,423	$3,396	(29)%	$2,423	$2,297	5%
The decrease in rolling 12-month backlog and total backlog from December 31, 2022 is primarily attributable to the fulfillment of orders during the first six months of 2023 outpacing new orders (which we generally expected). The increase in rolling 12-month backlog and total backlog from June 30, 2022 is primarily related to high demand for our products in 2023, higher expected production and revenue per trailer and truck body unit, and long-term relationship agreements with certain strategic customers (including J.B. Hunt Transport Inc., which we announced in January 2023). We believe our backlog of orders remains strong as of June 30, 2023—refer to the “Outlook” section below for additional details related to industry and market conditions.

Outlook
The trailer industry generally follows the transportation industry’s cycles. According to ACT Research Company (“ACT”), total United States trailer production in 2022 was approximately 308,000 trailers, a 15% increase from 2021. While there remains some uncertainty in the industry, including but not limited to overall economic conditions and supply chain disruptions, the outlook for the overall trailer market is generally strong, and we believe our backlog of orders continues to provide a solid foundation for 2023. Current estimates from ACT and FTR Associations (“FTR”) for 2023 United States trailer production are 310,000 and 322,000, respectively, representing materially consistent production levels compared to 2022. These increases are generally in-line with our expectations due to strong 2023 demand throughout the industry.
ACT is forecasting annual new trailer production levels for 2024, 2025, 2026, 2027, and 2028 of approximately 273,000, 304,000, 308,000, 313,000, and 292,000, respectively. In addition, FTR is forecasting annual new trailer production levels of 243,000 and 275,000 for 2024 and 2025, respectively. These estimates are generally more consistent with historical trailer industry production levels, and in some years higher than historical production levels. However, overall economic uncertainty and supply chain disruptions have begun to soften demand in the industry to a certain degree and could continue to impact these estimates. This uncertainty and potential softening are evident in the ACT and FTR forecasts, particularly for 2024 production—however, we believe that our strategic plan and actions taken over the last several years have positioned us to not only capitalize on demand in 2023, but to remain well-suited to adapt to changes in the industry and demand environment due to our strong balance sheet and liquidity profile.
Other potential risks we face for the remainder of 2023 primarily relate to our ability to effectively manage our manufacturing operations, including disruption of our supply chain and economic uncertainty, and our overall business with the increase in production to meet demand. In addition, the cost of raw materials, commodities, and components are also potential risks. Significant increases in the cost of certain commodities, raw materials or components have had, and may continue to have, an adverse effect on our results of operations. As has been our practice, we will endeavor to pass raw material and component price increases to our customers in addition to continuing our cost management and hedging activities in an effort to minimize the risk that changes in material costs could have on our operating results. In addition, we rely on a limited number of suppliers for certain key components and raw materials in the manufacturing of our products, including tires, landing gear, axles, suspensions, aluminum extrusions, chassis and specialty steel coil. While we have taken actions to mitigate certain of these risks, which include our previously announced supply agreements with Hydro and Ryerson, at the current and expected demand levels, there may be additional or increased shortages of supplies of raw materials or components which would have an adverse impact on our ability to meet demand for our products. Despite these risks, we believe we are well positioned to capitalize on overall demand levels while maintaining or growing margins through improvements in product pricing as well as productivity and other operational excellence initiatives.
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

Commodity Prices
We are exposed to fluctuation in commodity prices through the purchase of various raw materials that are processed from commodities such as aluminum, steel, lumber, nickel, copper, and polyethylene. Given the historical volatility of certain commodity prices, this exposure can significantly impact product costs. We manage some of our commodity price changes by entering into fixed price contracts with our suppliers and through financial derivatives. To the extent that we are unable to offset the increased commodity costs in our product prices, our results would be materially and adversely affected. As of June 30, 2023, we had $60.0 million in raw material purchase commitments through December 2023 for materials that will be used in the production process, as compared to $59.2 million as of December 31, 2022. We typically do not set prices for our products more than 45-90 days in advance of our commodity purchases and can, subject to competitive market conditions, take into account the cost of the commodity in setting our prices for each order. As of June 30, 2023, a hypothetical ten percent change in commodity prices based on our raw material purchase commitments through December 2023 would result in a corresponding change in cost of goods sold of approximately $6.0 million. This sensitivity analysis does not account for the change in the competitive environment indirectly related to the change in commodity prices and the potential managerial action taken in response to these changes.
Interest Rates
As of June 30, 2023, we had no floating rate debt outstanding under our Revolving Credit Agreement. The only other outstanding debt on our Condensed Consolidated Balance Sheets as of June 30, 2023 were the Senior Notes, which carry a fixed interest rate of 4.50%. Based on the current borrowings under our Revolving Credit Agreement, a hypothetical 100 basis-point change in the floating interest rate would result in no corresponding change in interest expense over a one-year period. This sensitivity analysis does not account for the change in the competitive environment indirectly related to the change in interest rates and the potential managerial action taken in response to these changes.
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
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective as of June 30, 2023.
Changes in Internal Controls over Financial Reporting
There were no changes in the Company’s internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the second quarter of fiscal year 2023 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.
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

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Amount That May Yet Be Purchased Under the Plans or Programs ($ in millions)
April 1 - 30, 2023	199,202	$22.62	199,202	$86.5
May 1 - 31, 2023	234,305	$24.32	234,305	$80.7
June 1 - 30, 2023	152,490	$26.22	152,490	$76.7
Total	585,997	$24.24	585,997	$76.7
In August 2021, the Company announced that the Board of Directors approved the repurchase of an additional $150 million in shares of common stock over a three-year period. This authorization was an increase to the previous $100 million repurchase programs approved in November 2018, February 2017, and February 2016. The repurchase program is set to expire in August 2024. For the quarter ended June 30, 2023, we repurchased 585,997 shares pursuant to our repurchase program. Additionally, during this period there were no shares repurchased to cover minimum employee tax withholding obligations upon the vesting of restricted stock awards.
Item 5. Other Information
(c)
During the second quarter of 2023, none of our directors or executive officers adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408(a) of Regulation S-K).
Item 6. Exhibits

(a)	Exhibits
	31.1	Certification of Principal Executive Officer
	31.2	Certification of Principal Financial Officer
	32.1	Written Statement of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)
	101	The following materials from Wabash National Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 are filed herewith, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at June 30, 2023 and December 31, 2022, (ii) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2023 and 2022, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2023 and 2022, (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2023 and 2022, (v) the Condensed Consolidated Statements of Stockholders’ Equity for the three and six months ended June 30, 2023 and 2022, and (vi) Notes to Condensed Consolidated Financial Statements. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
	104	Cover Page Interactive Data File (formatting as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WABASH NATIONAL CORPORATION

Date: July 26, 2023	By:	/s/ Michael N. Pettit
Michael N. Pettit
Senior Vice President and Chief Financial Officer (Principal Financial Officer)