Form 10-Q
period 2023-09-30
WABASH NATIONAL Corp
filed 2023-10-25
CIK 879526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of common stock outstanding at October 18, 2023 was 46,087,303.

WABASH NATIONAL CORPORATION
FORM 10-Q

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements
WABASH NATIONAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	September 30, 2023	December 31, 2022
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$105,288	$58,245
Accounts receivable, net	211,181	255,577
Inventories, net	344,292	243,870
Prepaid expenses and other	60,282	34,927
Total current assets	721,043	592,619
Property, plant, and equipment, net	319,358	271,116
Goodwill	188,418	188,434
Intangible assets, net	89,621	99,231
Other assets	70,900	52,123
Total assets	$1,389,340	$1,203,523
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$—	$—
Accounts payable	205,299	189,141
Other accrued liabilities	187,918	158,327
Total current liabilities	393,217	347,468
Long-term debt	396,300	395,818
Deferred income taxes	37,107	27,758
Other non-current liabilities	43,548	34,354
Total liabilities	870,172	805,398
Commitments and contingencies
Noncontrolling interest	481	512
Wabash National Corporation stockholders’ equity:
Common stock 200,000,000 shares authorized, $0.01 par value, 46,297,254 and 47,675,796 shares outstanding, respectively	774	766
Additional paid-in capital	674,900	665,941
Retained earnings	357,294	188,241
Accumulated other comprehensive loss	(1,929)	(882)
Treasury stock at cost, 31,223,492 and 28,972,928 common shares, respectively	(512,352)	(456,453)
Total Wabash National Corporation stockholders' equity	518,687	397,613
Total liabilities, noncontrolling interest, and equity	$1,389,340	$1,203,523

The accompanying notes are an integral part of these Condensed Consolidated Statements.

WABASH NATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited – dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net sales	$632,828	$655,150	$1,940,400	$1,844,680
Cost of sales	509,918	563,145	1,550,436	1,616,586
Gross profit	122,910	92,005	389,964	228,094
General and administrative expenses	35,836	27,845	109,194	85,121
Selling expenses	6,086	7,752	20,164	21,337
Amortization of intangible assets	3,204	3,184	9,610	12,026
Impairment and other, net	147	349	149	692
Income from operations	77,637	52,875	250,847	108,918
Other income (expense):
Interest expense	(4,932)	(5,210)	(14,913)	(15,341)
Other, net	844	(179)	1,706	(577)
Other expense, net	(4,088)	(5,389)	(13,207)	(15,918)
Income before income tax expense	73,549	47,486	237,640	93,000
Income tax expense	18,068	11,130	56,289	21,831
Net income	55,481	36,356	181,351	71,169
Net income attributable to noncontrolling interest	152	186	481	373
Net income attributable to common stockholders	$55,329	$36,170	$180,870	$70,796

Net income attributable to common stockholders per share:
Basic	$1.18	$0.75	$3.82	$1.45
Diluted	$1.16	$0.73	$3.74	$1.43
Weighted average common shares outstanding (in thousands):
Basic	46,906	48,515	47,373	48,849
Diluted	47,755	49,402	48,348	49,651

Dividends declared per share	$0.08	$0.08	$0.24	$0.24

The accompanying notes are an integral part of these Condensed Consolidated Statements.

WABASH NATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited – dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$55,481	$36,356	$181,351	$71,169
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(337)	(80)	729	(140)
Unrealized gain (loss) on derivative instruments	1,412	(2,168)	(1,776)	(8,193)
Total other comprehensive income (loss)	1,075	(2,248)	(1,047)	(8,333)
Comprehensive income	56,556	34,108	180,304	62,836
Comprehensive income attributable to noncontrolling interest	152	186	481	373
Comprehensive income attributable to common stockholders	$56,404	$33,922	$179,823	$62,463

The accompanying notes are an integral part of these Condensed Consolidated Statements.

WABASH NATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited – dollars in thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities
Net income	$181,351	$71,169
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	23,075	25,239
Amortization of intangibles	9,610	12,026
Net loss (gain) on sale of property, plant and equipment	149	(635)
Deferred income taxes	9,924	(178)
Stock-based compensation	8,812	7,367
Impairment	—	1,339
Non-cash interest expense	710	644
Accounts receivable	44,396	(71,575)
Inventories	(100,422)	(72,080)
Prepaid expenses and other	(11,820)	(716)
Accounts payable and accrued liabilities	39,277	101,101
Other, net	(464)	(1,545)
Net cash provided by operating activities	204,598	72,156
Cash flows from investing activities
Cash payments for capital expenditures	(85,071)	(42,304)
Expenditures for revenue generating assets	(3,961)	—
Proceeds from the sale of assets	—	1,445
Net cash used in investing activities	(89,032)	(40,859)
Cash flows from financing activities
Proceeds from exercise of stock options	155	1,241
Dividends paid	(12,157)	(12,176)
Borrowings under revolving credit facilities	103,992	72,244
Payments under revolving credit facilities	(103,992)	(57,279)
Principal payments under finance lease obligations	—	(59)
Debt issuance costs paid	(110)	(1,023)
Stock repurchases	(55,899)	(24,545)
Distribution to noncontrolling interest	(512)	—
Net cash used in financing activities	(68,523)	(21,597)
Cash and cash equivalents:
Net increase in cash, cash equivalents, and restricted cash	47,043	9,700
Cash, cash equivalents, and restricted cash at beginning of period	58,245	71,778
Cash, cash equivalents, and restricted cash at end of period	$105,288	$81,478
Supplemental disclosures of cash flow information:
Cash paid for interest	$9,743	$10,679
Net cash paid for income taxes	$69,788	$1,928
Period end balance of payables for property, plant, and equipment	$7,517	$7,914

The accompanying notes are an integral part of these Condensed Consolidated Statements.

WABASH NATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited – dollars in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	Shares	Amount
Balances at December 31, 2022	47,675,796	$766	$665,941	$188,241	$(882)	$(456,453)	$397,613
Net income attributable to common stockholders for the period				51,213			51,213
Foreign currency translation					564		564
Stock-based compensation	480,463	8	2,758				2,766
Stock repurchase	(540,875)					(23,566)	(23,566)
Common stock dividends				(4,055)			(4,055)
Unrealized loss on derivative instruments, net of tax					(236)		(236)
Common stock issued in connection with:
Stock option exercises	10,683		144				144
Balances at March 31, 2023	47,626,067	$774	$668,843	$235,399	$(554)	$(480,019)	$424,443
Net income attributable to common stockholders for the period				74,328			74,328
Foreign currency translation					502		502
Stock-based compensation	24,550		2,915				2,915
Stock repurchase	(585,997)					(14,330)	(14,330)
Common stock dividends				(3,893)			(3,893)
Unrealized loss on derivative instruments, net of tax					(2,952)		(2,952)
Common stock issued in connection with:
Stock option exercises	750		11				11
Balances at June 30, 2023	47,065,370	$774	$671,769	$305,834	$(3,004)	$(494,349)	$481,024
Net income attributable to common stockholders for the period				55,329			55,329
Foreign currency translation					(337)		(337)
Stock-based compensation	10,829		3,131				3,131
Stock repurchase	(778,945)					(18,003)	(18,003)
Common stock dividends				(3,869)			(3,869)
Unrealized gain on derivative instruments, net of tax					1,412		1,412
Common stock issued in connection with:
Stock option exercises							—
Balances at September 30, 2023	46,297,254	$774	$674,900	$357,294	$(1,929)	$(512,352)	$518,687

The accompanying notes are an integral part of these Condensed Consolidated Statements.

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	Shares	Amount
Balances at December 31, 2021	48,954,482	$759	$653,978	$92,111	$859	$(422,168)	$325,539
Net income for the period				12,074			12,074
Foreign currency translation					243		243
Stock-based compensation	277,124	5	2,272				2,277
Stock repurchase	(247,174)					(8,013)	(8,013)
Common stock dividends				(4,065)			(4,065)
Unrealized gain on derivative instruments, net of tax					13,585		13,585
Common stock issued in connection with:
Stock option exercises	48,208		613				613
Balances at March 31, 2022	49,032,640	$764	$656,863	$100,120	$14,687	$(430,181)	$342,253
Net income attributable to common stockholders for the period				22,552			22,552
Foreign currency translation					(303)		(303)
Stock-based compensation	16,416		2,370				2,370
Stock repurchase	(360,659)					(5,312)	(5,312)
Common stock dividends				(3,901)			(3,901)
Unrealized loss on derivative instruments, net of tax					(19,610)		(19,610)
Common stock issued in connection with:
Stock option exercises	12,690		122				122
Balances at June 30, 2022	48,701,087	$764	$659,355	$118,771	$(5,226)	$(435,493)	$338,171
Net income attributable to common stockholders for the period				36,170			36,170
Foreign currency translation					(80)		(80)
Stock-based compensation	3,344		2,720				2,720
Stock repurchase	(691,844)					(11,220)	(11,220)
Common stock dividends				(3,998)			(3,998)
Unrealized loss on derivative instruments, net of tax					(2,168)		(2,168)
Common stock issued in connection with:
Stock option exercises	52,690	1	506				507
Balances at September 30, 2022	48,065,277	$765	$662,581	$150,943	$(7,474)	$(446,713)	$360,102

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

4. GOODWILL & OTHER INTANGIBLE ASSETS
As further described in Note 19, the Company has established two operating and reportable segments: Transportation Solutions (“TS”) and Parts & Services (“P&S”). These operating and reportable segments have also been determined to be the applicable reporting units for purposes of goodwill assignment and evaluation. As of September 30, 2023, goodwill allocated to the TS and P&S segments was approximately $120.5 million and $67.9 million, respectively. The Company considered whether there were any indicators of impairment during the three and nine months ended September 30, 2023 and concluded there were none.
The changes in the carrying amounts of goodwill from December 31, 2021 through the nine-month period ended September 30, 2023 were as follows (in thousands):

	Transportation Solutions	Parts & Services	Total
Balance at December 31, 2021
Goodwill	$188,764	$108,079	$296,843
Accumulated impairment losses	(68,257)	(40,143)	(108,400)
Net balance as of December 31, 2021	120,507	67,936	188,443
Effects of foreign currency	(5)	(4)	(9)
Balance at December 31, 2022
Goodwill	188,759	108,075	296,834
Accumulated impairment losses	(68,257)	(40,143)	(108,400)
Net balance as of December 31, 2022	120,502	67,932	188,434
Effects of foreign currency	(8)	(4)	(12)
Balance at March 31, 2023
Goodwill	188,751	108,071	296,822
Accumulated impairment losses	(68,257)	(40,143)	(108,400)
Net balance as of March 31, 2023	120,494	67,928	188,422
Effects of foreign currency	(7)	(4)	(11)
Balance at June 30, 2023
Goodwill	188,744	108,067	296,811
Accumulated impairment losses	(68,257)	(40,143)	(108,400)
Net balance as of June 30, 2023	120,487	67,924	188,411
Effects of foreign currency	4	3	7
Balance at September 30, 2023
Goodwill	188,748	108,070	296,818
Accumulated impairment losses	(68,257)	(40,143)	(108,400)
Net balance as of September 30, 2023	$120,491	$67,927	$188,418

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
If the Company concludes it is not the primary beneficiary of a VIE, the Company evaluates whether it has the ability to exercise significant influence over operating and financial policies of the entity requiring the equity method of accounting. The Company’s judgment regarding the level of influence over an equity method investment includes, but is not limited to, considering key factors such as the Company’s ownership interest (generally represented by ownership of at least 20 percent, but not more than 50 percent), representation on the board of directors, participation in policy making decisions, technological dependency, and material intercompany transactions. Generally, under the equity method, investments are recorded at cost and subsequently adjusted by the Company’s share of equity in income or losses after the date of the initial investment. Equity in income or losses is recorded according to the Company’s level of ownership; if losses accumulate, the Company records its share of losses until the investment has been fully depleted. If the Company’s investment has been fully depleted, the Company recognizes additional losses only when it is committed to provide further financial support. Dividends received from equity method investees reduce the amount of the Company’s investment when received and do not impact the Company’s earnings. The Company evaluates its equity method investments for an other-than-temporary impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable.
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

Because the entity does not have sufficient equity at risk to permit it to carry on its activities without additional financial support, the Company concluded that WP is a VIE. The Company has the power to direct the activities of WP through majority representation on the Board of Directors as well as control related to the management and overall strategic direction of the entity. In addition, the Company has the obligation to absorb the benefits and losses of WP that could potentially be significant to the entity. The Company also has a requirement to provide funding to the entity if needed. Given the facts and circumstances specific to WP, the Company concluded that it is the primary beneficiary and, as such, is required to consolidate the entity. WP’s results of operations are included in the Parts & Services operating and reportable segment. Through September 30, 2023, the Company did not provide financial or other support to this VIE that it was not contractually obligated to provide. As of September 30, 2023, the Company does not have any obligations to provide financial support to WP.
The following table presents the assets and liabilities of the WP VIE consolidated on the Company’s Condensed Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$2,457	$1,379
Accounts receivable, net	1,838	1,509
Inventories, net	114	138
Prepaid expenses and other	146	16
Total current assets	4,555	3,042
Property, plant, and equipment, net	—	—
Other assets	266	141
Total assets	$4,821	$3,183
Liabilities
Current liabilities:
Accounts payable	$3,837	$2,136
Other accrued liabilities	22	23
Total current liabilities	3,859	2,159
Other non-current liabilities	—	—
Total liabilities	$3,859	$2,159
The following table is a rollforward of activities in the Company’s noncontrolling interest (in thousands):

	2023	2022
Balance at January 1	$512	$—
Net income attributable to noncontrolling interest	183	—
Other comprehensive income (loss)	—	—
Distributions declared to noncontrolling interest	—	—
Balance at March 31	695	—
Net income attributable to noncontrolling interest	146	187
Other comprehensive income (loss)	—	—
Distributions declared to noncontrolling interest	(512)	—
Balance at June 30	329	187
Net income attributable to noncontrolling interest	152	186
Other comprehensive income (loss)	—	—
Distributions declared to noncontrolling interest	—	—
Balance at September 30	$481	$373

6. INVENTORIES, NET
Inventories are stated at the lower of cost, determined on either the first-in, first-out or average cost method, or net realizable value. Inventories, net of reserves, consist of the following components (in thousands):

	September 30, 2023	December 31, 2022
Raw materials and components	$187,638	$176,080
Finished goods	130,604	50,005
Work in progress	15,849	9,983
Aftermarket parts	7,350	7,065
Used trailers	2,851	737
	$344,292	$243,870
7. PREPAID EXPENSES AND OTHER
Prepaid expenses and other current assets consist of the following (in thousands):

	September 30, 2023	December 31, 2022
Chassis converter pool agreements	$36,132	$20,345
Assets held for sale	—	—
Income tax receivables	11,583	2,358
Insurance premiums & maintenance/subscription agreements	6,399	3,949
Commodity swap contracts	423	2,674
All other	5,745	5,601
	$60,282	$34,927
Chassis converter pool agreements represent chassis transferred to the Company on a restricted basis by the manufacturer, who retains the sole authority to authorize commencement of work on the chassis and to make certain other decisions with respect to the chassis including the terms and pricing of sales to the manufacturer’s dealers. There were no assets held for sale as of either date presented. Insurance premiums and maintenance/subscription agreements are charged to expense over the contractual life, which is generally one year or less. As further described in Note 9, commodity swap contracts relate to our hedging activities (that are in an asset position) to mitigate the risks associated with fluctuations in commodity prices. Other items primarily consist of investments held by the Company’s captive insurance subsidiary and other various prepaid and other assets. As of September 30, 2023 and December 31, 2022, there was no restricted cash included in prepaid expenses and other current assets.
8. DEBT
Long-term debt consists of the following (in thousands):

	September 30, 2023	December 31, 2022
Senior Notes due 2028	$400,000	$400,000
Revolving Credit Agreement	—	—
	400,000	400,000
Less: unamortized discount and fees	(3,700)	(4,182)
Less: current portion	—	—
	$396,300	$395,818

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
The Indenture contains customary events of default, including payment defaults, breaches of covenants, failure to pay certain judgments and certain events of bankruptcy, insolvency and reorganization. If an event of default occurs and is continuing, the principal amount of the Senior Notes, plus accrued and unpaid interest, if any, may be declared immediately due and payable. These amounts automatically become due and payable if an event of default relating to certain events of bankruptcy, insolvency or reorganization occurs. As of September 30, 2023, the Company was in compliance with all covenants.
Contractual coupon interest expense and accretion of fees for the Senior Notes for each three- and nine-month period ended September 30, 2023 were $4.5 million and $0.2 million, and $13.5 million and $0.5 million, respectively. Contractual coupon interest expense and accretion of fees for the Senior Notes for each three- and nine-month period ended September 30, 2022 were $4.5 million and $0.2 million, and $13.5 million and $0.5 million, respectively. Contractual coupon interest expense and accretion of fees for the Senior Notes are included in Interest expense in the Company’s Condensed Consolidated Statements of Operations.
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
The Revolving Credit Agreement contains customary covenants limiting the ability of the Company and certain of its subsidiaries to, among other things, pay cash dividends, incur debt or liens, redeem or repurchase stock, enter into transactions with affiliates, merge, dissolve, repay subordinated indebtedness, make investments and dispose of assets. In addition, the Company will be required to maintain a minimum fixed charge coverage ratio of not less than 1.0 to 1.0 as of the end of any period of 12 fiscal months when excess availability under the Revolving Credit Agreement is less than the greater of (a) 10.0% of the lesser of (i) the total revolving commitments and (ii) the borrowing base (such lesser amount, the “Line Cap”) and (b) $25 million. As of September 30, 2023, the Company was in compliance with all covenants.
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
The Company’s liquidity position, defined as cash on hand and available borrowing capacity on the Revolving Credit Agreement, amounted to $447.0 million as of September 30, 2023 and $401.2 million as of December 31, 2022.
During the three-month period ended September 30, 2023, the Company had payments of principal of $0.3 million and borrowings of principal of $0.3 million. During the nine-month period ended September 30, 2023, the Company had payments of principal totaling $104.0 million and borrowings of principal totaling $104.0 million. As of September 30, 2023, there were no amounts outstanding under the Revolving Credit Agreement.
During the three- and nine-month periods ended September 30, 2022, the Company had net payments of principal totaling $11.0 million and net borrowings of principal totaling $15.0 million, respectively. As of September 30, 2022, there was $48.0 million outstanding under the Revolving Credit Agreement.
Interest expense under the Revolving Credit Agreement for the three- and nine-month periods ended September 30, 2023 was approximately $0.2 million and $0.7 million, respectively. During the three- and nine-month periods ended September 30, 2022, interest expense under the Revolving Credit Agreement was approximately $0.5 million and $1.3 million, respectively. Interest expense under the Revolving Credit Agreement is included in Interest expense in the Company’s Condensed Consolidated Statements of Operations.
9. FINANCIAL DERIVATIVE INSTRUMENTS
Commodity Pricing Risk
As of September 30, 2023, the Company was party to commodity swap contracts for specific commodities with notional amounts of approximately $38.1 million. The Company uses commodity swap contracts to mitigate the risks associated with fluctuations in commodity prices impacting its cash flows related to inventory purchases from suppliers. The Company does not hedge all commodity price risk.

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
Financial Statement Presentation
As of September 30, 2023 and December 31, 2022, the fair value carrying amount of the Company’s derivative instruments were recorded as follows (in thousands):

		Asset / (Liability) Derivatives
	Balance Sheet Caption	September 30, 2023	December 31, 2022
Derivatives designated as hedging instruments
Commodity swap contracts	Prepaid expenses and other	$423	$2,674
Commodity swap contracts	Accounts payable and Other accrued liabilities	(2,256)	(1,653)
Total derivatives designated as hedging instruments		$(1,833)	$1,021
The following table summarizes the gain or loss recognized in AOCI as of September 30, 2023 and December 31, 2022 and the amounts reclassified from AOCI into earnings for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Amount of (Loss) Gain Recognized in AOCI on Derivatives (Effective Portion, net of tax)		Location of Gain (Loss) Reclassified from AOCI into Earnings (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Earnings

	September 30, 2023	December 31, 2022		Three Months Ended September 30,		Nine Months Ended September 30,
				2023	2022	2023	2022
Derivatives instruments
Commodity swap contracts	$(867)	$909	Cost of sales	$(2,285)	$(1,956)	$(2,168)	$10,607
Over the next 12 months, the Company expects to reclassify approximately $1.1 million of pretax deferred losses, related to the commodity swap contracts, from AOCI to cost of sales as inventory purchases are settled.
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
During the nine months ended September 30, 2023, leased assets obtained in exchange for new operating lease liabilities totaled approximately $9.4 million. During the nine months ended September 30, 2022, leased assets obtained in exchange for new operating lease liabilities totaled approximately $16.4 million. As of September 30, 2023, obligations related to operating leases that the Company has executed but have not yet commenced were nominal.
As described in the Company’s Annual Report on Form 10-K for the year ended December, 31, 2022, during 2022, the Company entered into sale-leaseback-sublease transactions. Such contracts were entered into in contemplation of each other and are thus recorded on a net basis. Certain of the transactions occurred with a related party—such transactions were at market value and arm’s length.

Leased assets and liabilities included within the Condensed Consolidated Balance Sheets consist of the following (in thousands):

	Classification	September 30, 2023	December 31, 2022
Right-of-Use Assets
Operating	Other assets	$30,209	$23,003
Liabilities
Current
Operating	Other accrued liabilities	$7,835	$6,120
Noncurrent
Operating	Other non-current liabilities	22,374	16,883
Total lease liabilities		$30,209	$23,003
Lease costs included in the Condensed Consolidated Statements of Operations consist of the following (in thousands):

	Classification	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022
Operating lease cost	Cost of sales, selling expenses and general and administrative expense	$2,442	$1,559
Finance lease cost
Amortization of ROU leased assets	Depreciation and amortization within Cost of sales	—	—
Interest on lease liabilities	Interest expense	—	—
Net lease cost		$2,442	$1,559

	Classification	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
Operating lease cost	Cost of sales, selling expenses and general and administrative expense	$6,440	$3,877
Finance lease cost
Amortization of ROU leased assets	Depreciation and amortization within Cost of sales	—	36
Interest on lease liabilities	Interest expense	—	1
Net lease cost		$6,440	$3,914
Maturity of the Company’s lease liabilities as of September 30, 2023 is as follows (in thousands):

	Operating Leases	Finance Leases	Total
2023 (remainder)	$2,313	$—	$2,313
2024	8,960	—	8,960
2025	7,907	—	7,907
2026	6,972	—	6,972
2027	4,349	—	4,349
Thereafter	2,986	—	2,986
Total lease payments	$33,487	$—	$33,487
Less: interest	3,278	—
Present value of lease payments	$30,209	$—

As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. Remaining lease term and discount rates are as follows:

	September 30, 2023	December 31, 2022
Weighted average remaining lease term (years)
Operating leases	4.1	4.3
Weighted average discount rate
Operating leases	4.96%	4.92%
Lease costs included in the Condensed Consolidated Statements of Cash Flows are as follows (in thousands):

	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$6,434	$3,917
Operating cash flows from finance leases	$—	$1
Financing cash flows from finance leases	$—	$59
Lessor and Sublessor Activities
The Company leases dry van trailers to customers under full-service lease agreements and operating lease agreements. At the inception of a contract, in accordance with the applicable accounting guidance (ASC 842, Leases) the Company considers whether the arrangement contains a lease and, as applicable, performs the required lease classification tests. The Company, as a lessor, has no sales-type or direct financing lease arrangements as of September 30, 2023.
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

Lease income is included in Net sales on the Company’s Condensed Consolidated Statements of Operations, and is recorded in the Parts & Services operating segment. For the three and nine months ended September 30, 2023 and 2022, the Company’s lease income consisted of the following components (in thousands):

	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022
Operating lease income
Fixed lease income	$324	$42
Variable lease income	—	—
Total lease income[1]	$324	$42

	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
Operating lease income
Fixed lease income	$503	$63
Variable lease income	—	—
Total lease income[1]	$503	$63
—————————
(1) As noted above, net revenue related to subleases was insignificant for all periods presented but such revenue is included in the tables above.
The following table shows the Company’s future contractual receipts from noncancelable operating leases for the years ended December 31 as of September 30, 2023 (in thousands):

Operating Leases[2]
2023 (remainder)	$371
2024	1,485
2025	1,473
2026	1,473
2027	1,360
Thereafter	667
Total contractual receipts	$6,829
—————————
(2) The future contractual receipts due under the Company’s full-service operating leases include amounts related to preventative maintenance, certain repairs as defined in the related agreements, and ad valorem taxes. Net revenue related to the Company’s subleases are also included in the table above.

11. OTHER ACCRUED LIABILITIES
The following table presents the major components of Other accrued liabilities (in thousands):

	September 30, 2023	December 31, 2022
Warranty	$21,511	$22,061
Chassis converter pool agreements	36,132	20,345
Payroll and related taxes	34,273	29,219
Customer deposits	45,867	32,129
Self-insurance	13,095	10,718
Accrued interest	8,314	3,854
Operating lease obligations	7,835	6,120
Accrued taxes	7,712	24,793
All other	13,179	9,088
	$187,918	$158,327
The following table presents the changes in the product warranty accrual included in Other accrued liabilities (in thousands):

	2023	2022
Balance as of January 1	$22,061	$22,045
Provisions and revisions to estimates	2,705	1,832
Payments	(3,255)	(2,303)
Balance as of September 30	$21,511	$21,574
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

Fair value measurements and the fair value hierarchy level for the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022 are shown below (in thousands):

	Frequency	Asset / (Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2023
Commodity swap contracts	Recurring	$(1,833)	$—	$(1,833)	$—
Mutual funds	Recurring	$10,629	$10,629	$—	$—
Life-insurance contracts	Recurring	$16,519	$—	$16,519	$—
December 31, 2022
Commodity swap contracts	Recurring	$1,021	$—	$1,021	$—
Mutual funds	Recurring	$6,579	$6,579	$—	$—
Life-insurance contracts	Recurring	$15,509	$—	$15,509	$—
Estimated Fair Value of Debt
The estimated fair value of debt at September 30, 2023 consists primarily of the Senior Notes due 2028 and any borrowings under the Revolving Credit Agreement (see Note 8). The fair value of the Senior Notes due 2028 are based upon third party pricing sources, which generally do not represent daily market activity or represent data obtained from an exchange, and are classified as Level 2. The interest rates on the Company’s borrowings under the Revolving Credit Agreement are adjusted regularly to reflect current market rates and thus carrying value approximates fair value for any borrowings.
The Company’s carrying and estimated fair value of debt at September 30, 2023 and December 31, 2022 were as follows (in thousands):

	September 30, 2023				December 31, 2022
	Carrying Value	Fair Value			Carrying Value	Fair Value
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Instrument
Senior Notes due 2028	$396,300	$—	$337,846	$—	$395,818	$—	$337,237	$—
Revolving Credit Agreement	—	—	—	—	—	—	—	—
	$396,300	$—	$337,846	$—	$395,818	$—	$337,237	$—
The fair value of debt is based on current public market prices for disclosure purposes only. Unrealized gains or losses are not recognized in the financial statements as long-term debt is presented at carrying value, net of unamortized premium or discount and unamortized deferred financing costs in the condensed consolidated financial statements.
13. COMMITMENTS AND CONTINGENCIES
As of September 30, 2023, the Company was named as a defendant or was otherwise involved in numerous legal proceedings and governmental examinations, including class action lawsuits, in connection with the conduct of its business activities in various jurisdictions, both in the United States and internationally. On the basis of information currently available to it, management does not believe that existing proceedings and investigations will have a material impact on our consolidated financial condition or liquidity if determined in a manner adverse to the Company except for the matter described in further detail below. However, such matters are unpredictable, and we could incur judgments or enter into settlements for current or future claims that could materially and adversely affect our financial statements. Costs associated with the litigation and settlements of legal matters are reported within General and administrative expenses in the Condensed Consolidated Statements of Operations.

Legal Matter Estimated Liability
As of September 30, 2023, the Company was named as a defendant in California state court in two purported class action lawsuits, alleging wage and hour claims under California-specific employment laws (collectively, the “Matters”). The defense of both lawsuits is being handled in conjunction with one another. During the three months ended March 31, 2023, in accordance with ASC 450, the Company concluded a liability related to the Matters was probable and estimable. As such, an estimated liability of $3.0 million is included in General & administrative expenses in the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2023. During the second quarter of 2023, the Company reached an agreement to resolve the Matters via settlement for an amount materially consistent with the estimated liability.
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
On November 13, 2019, the Company received a notice that it was considered one of several PRPs by the Indiana Department of Environmental Management (“IDEM”) under CERCLA and state law related to substances found in soil and groundwater at a property located at 817 South Earl Avenue, Lafayette, Indiana (the “Site”). The Company has never owned or operated the Site, but the Site is near certain of the Company’s owned properties. In 2020, the Company agreed to implement a limited work plan to further investigate the source of the contamination at the Site and worked with IDEM and other PRPs to finalize the terms of the work plan. The Company submitted its initial site investigation report to IDEM during the third quarter of 2020, indicating that the data collected by the Company’s consultant confirmed that the Company’s properties are not the source of contamination at the Site. In December 2021, after completing further groundwater sampling work, the Company submitted to IDEM a supplemental written report, which again stated that the Company is not a responsible party and the Company’s properties are not a source of any contamination. In June 2022, the Company and other PRPs finalized Work Plan Addendum No. 3, which provided for additional groundwater sampling on another PRP property. The Company completed all additional sampling during the second quarter of 2023, and all available information establishes there is no source of any contamination on the Company’s owned properties. As of September 30, 2023, based on the information available, the Company does not expect this matter to have a material adverse effect on its financial condition or results of operations.

Chassis Converter Pool Agreements
The Company obtains vehicle chassis for its specialized vehicle products directly from the chassis manufacturers under converter pool agreements. Chassis are obtained from the manufacturers based on orders from customers, and in some cases, for unallocated orders. The agreements generally state that the manufacturer will provide a supply of chassis to be maintained at the Company’s facilities with the condition that we will store such chassis and will not move, sell, or otherwise dispose of such chassis except under the terms of the agreement. In addition, the manufacturer typically retains the sole authority to authorize commencement of work on the chassis and to make certain other decisions with respect to the chassis including the terms and pricing of sales of the chassis to the manufacturer’s dealers. The manufacturer also does not transfer the certificate of origin to the Company nor permit the Company to sell or transfer the chassis to anyone other than the manufacturer (for ultimate resale to a dealer). Although the Company is party to related finance agreements with manufacturers, the Company has not historically settled, nor expects to in the future settle, any related obligations in cash. Instead, the obligation is settled by the manufacturer upon reassignment of the chassis to an accepted dealer, and the dealer is invoiced for the chassis by the manufacturer. Accordingly, as of September 30, 2023, the Company’s outstanding chassis converter pool with the manufacturer totaled $36.1 million and the Company has included this financing agreement on the Company’s Condensed Consolidated Balance Sheets within Prepaid expenses and other and Other accrued liabilities. All other chassis programs are handled as consigned inventory belonging to the manufacturer and totaled approximately $3.3 million. Under these agreements, if the chassis is not delivered to a customer within a specified time frame, the Company is required to pay a finance or storage charge on the chassis. Additionally, the Company receives finance support funds from manufacturers when the chassis are assigned into the Company’s chassis pool. Typically, chassis are converted and delivered to customers within 90 days of the receipt of the chassis by the Company.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Basic net income attributable to common stockholders per share:
Net income attributable to common stockholders	$55,329	$36,170	$180,870	$70,796
Weighted average common shares outstanding	46,906	48,515	47,373	48,849
Basic net income attributable to common stockholders per share	$1.18	$0.75	$3.82	$1.45

Diluted net income attributable to common stockholders per share:
Net income attributable to common stockholders	$55,329	$36,170	$180,870	$70,796

Weighted average common shares outstanding	46,906	48,515	47,373	48,849
Dilutive stock options and restricted stock	849	887	975	802
Diluted weighted average common shares outstanding	47,755	49,402	48,348	49,651
Diluted net income attributable to common stockholders per share	$1.16	$0.73	$3.74	$1.43

15. STOCK-BASED COMPENSATION
The Company recognizes all share-based payments based upon their grant date fair value. The Company grants restricted stock units subject to specific service, performance, and/or market conditions. The Company’s policy is to recognize expense for awards that have service conditions only subject to graded vesting using the straight-line attribution method. In addition, the Company’s policy is to estimate expected forfeitures on share-based awards. The fair value of service and performance-based units is based on the market price of a share of underlying common stock at the date of grant. The fair values of the awards that contain market conditions are estimated using a Monte Carlo simulation approach in a risk-neutral framework to model future stock price movements based upon historical volatility, risk-free rates of return, and correlation matrix. The amount of compensation costs related to restricted stock units and performance units not yet recognized, excluding estimated forfeitures, was $16.6 million at September 30, 2023, for which the expense will be recognized through 2026.
16. STOCKHOLDERS’ EQUITY
Share Repurchase Program
In August 2021, the Company announced that the Board of Directors approved the repurchase of an additional $150 million in shares of common stock over a three-year period. This authorization was an increase to the previous $100 million repurchase programs approved in November 2018, February 2017, and February 2016. The repurchase program is set to expire in August 2024. Stock repurchases under this program may be made in the open market or in private transactions at times and in amounts determined by the Company. As of September 30, 2023, $58.8 million remained available under the program.
Common and Preferred Stock
The Board of Directors has the authority to issue common and unclassed preferred stock of up to 200 million shares and 25 million shares, respectively, with par value of $0.01 per share, as well as to fix dividends, voting and conversion rights, redemption provisions, liquidation preferences, and other rights and restrictions.
Accumulated Other Comprehensive Income (Loss)
Changes in AOCI by component, net of tax, for the nine months ended September 30, 2023 are summarized as follows (in thousands):

	Foreign Currency Translation	Derivative Instruments	Total
Balances at December 31, 2022	$(1,791)	$909	$(882)
Net unrealized gains (losses) arising during the period(a)	564	130	694
Less: Net realized gains (losses) reclassified to net income(b)	—	366	366
Net change during the period	564	(236)	328
Balances at March 31, 2023	(1,227)	673	(554)
Net unrealized gains (losses) arising during the period(c)	502	(3,229)	(2,727)
Less: Net realized gains (losses) reclassified to net income(d)	—	(277)	(277)
Net change during the period	502	(2,952)	(2,450)
Balances at June 30, 2023	(725)	(2,279)	(3,004)
Net unrealized gains (losses) arising during the period(e)	(337)	(315)	(652)
Less: Net realized gains (losses) reclassified to net income(f)	—	(1,727)	(1,727)
Net change during the period	(337)	1,412	1,075
Balances at September 30, 2023	$(1,062)	$(867)	$(1,929)
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
(e) Derivative instruments net of $0.1 million of tax benefit for the three months ended September 30, 2023.
(f) Derivative instruments net of $0.6 million of tax benefit for the three months ended September 30, 2023.

Changes in AOCI by component, net of tax, for the nine months ended September 30, 2022 are summarized as follows (in thousands):

	Foreign Currency Translation	Derivative Instruments	Total
Balances at December 31, 2021	$(1,989)	$2,848	$859
Net unrealized gains (losses) arising during the period(g)	243	17,555	17,798
Less: Net realized gains (losses) reclassified to net loss(h)	—	3,970	3,970
Net change during the period	243	13,585	13,828
Balances at March 31, 2022	(1,746)	16,433	14,687
Net unrealized gains (losses) arising during the period(i)	(303)	(14,165)	(14,468)
Less: Net realized gains (losses) reclassified to net income(j)	—	5,445	5,445
Net change during the period	(303)	(19,610)	(19,913)
Balances at June 30, 2022	(2,049)	(3,177)	(5,226)
Net unrealized gains (losses) arising during the period (k)	(80)	(3,634)	(3,714)
Less: Net realized gains (losses) reclassified to net income (l)	—	(1,466)	(1,466)
Net change during the period	(80)	(2,168)	(2,248)
Balances at September 30, 2022	$(2,129)	$(5,345)	$(7,474)
—————————
(g) Derivative instruments net of $5.9 million of tax liability for the three months ended March 31, 2022.
(h) Derivative instruments net of $1.3 million of tax liability for the three months ended March 31, 2022.
(i) Derivative instruments net of $4.7 million of tax benefit for the three months ended June 30, 2022.
(j) Derivative instruments net of $1.8 million of tax liability for the three months ended June 30, 2022.
(k) Derivative instruments net of $1.2 million of tax benefit for the three months ended September 30, 2022.
(l) Derivative instruments net of $0.5 million of tax benefit for the three months ended September 30, 2022.
17. INCOME TAXES
For the three months ended September 30, 2023, the Company recognized income tax expense of $18.1 million compared to $11.1 million for the same period in the prior year. The Company recognized income tax expense of $56.3 million in the first nine months of 2023 compared to $21.8 million for the same period in the prior year. The effective tax rates for the first nine months of 2023 and 2022 were 23.7% and 23.5%, respectively. For the first nine months of 2023 and 2022, the effective tax rate differs from the U.S. Federal statutory rate of 21% primarily due to the impact of state and local taxes net of discrete items incurred related to stock-based compensation.
18. PROPERTY, PLANT, AND EQUIPMENT
There were no material impairments or sales of property, plant, and equipment during the three and nine months ended September 30, 2023. During the second and third quarters of 2023, the Company placed into service approximately $99.9 million of property, plant, and equipment assets related to its previously disclosed dry van manufacturing capacity increase.
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

Reportable segment information is as follows (in thousands):

Three Months Ended September 30, 2023	Transportation Solutions	Parts & Services	Corporate and Eliminations	Consolidated
Net sales
External customers	$577,232	$55,596	$—	$632,828
Intersegment sales	5,638	845	(6,483)	—
Total net sales	$582,870	$56,441	$(6,483)	$632,828

Income (loss) from operations	$89,413	$12,358	$(24,134)	$77,637

Three Months Ended September 30, 2022	Transportation Solutions	Parts & Services	Corporate and Eliminations	Consolidated
Net sales
External customers	$609,490	$45,660	$—	$655,150
Intersegment sales	2,289	1,068	(3,357)	—
Total net sales	$611,779	$46,728	$(3,357)	$655,150

Income (loss) from operations	$63,274	$7,732	$(18,131)	$52,875

Nine Months Ended September 30, 2023	Transportation Solutions	Parts & Services	Corporate and Eliminations	Consolidated
Net sales
External customers	$1,778,246	$162,154	$—	$1,940,400
Intersegment sales	13,377	3,493	(16,870)	—
Total net sales	$1,791,623	$165,647	$(16,870)	$1,940,400

Income (loss) from operations	$292,335	$34,504	$(75,992)	$250,847

Nine Months Ended September 30, 2022	Transportation Solutions	Parts & Services	Corporate and Eliminations	Consolidated
Net sales
External customers	$1,703,655	$141,025	$—	$1,844,680
Intersegment sales	6,171	2,806	(8,977)	—
Total net sales	$1,709,826	$143,831	$(8,977)	$1,844,680

Income (loss) from operations	$142,944	$22,659	$(56,685)	$108,918

b.  Product Information
The Company offers products primarily in four general categories: (1) new trailers, (2) used trailers, (3) components, parts and services, and (4) equipment and other (which includes truck bodies). The following table sets forth the major product categories and their percentage of consolidated net sales (dollars in thousands):

Three Months Ended September 30, 2023	Transportation Solutions	Parts & Services	Eliminations	Consolidated
New trailers	$477,802	$—	$(2,216)	$475,586	75.2%
Used trailers	—	1,340	—	1,340	0.2%
Components, parts and services	—	38,091	—	38,091	6.0%
Equipment and other	105,068	17,010	(4,267)	117,811	18.6%
Total net sales	$582,870	$56,441	$(6,483)	$632,828	100.0%

Three Months Ended September 30, 2022	Transportation Solutions	Parts & Services	Eliminations	Consolidated
New trailers	$529,659	$1,150	$(301)	$530,508	81.0%
Used trailers	—	693	—	693	0.1%
Components, parts and services	—	34,171	—	34,171	5.2%
Equipment and other	82,120	10,714	(3,056)	89,778	13.7%
Total net sales	$611,779	$46,728	$(3,357)	$655,150	100.0%

Nine Months Ended September 30, 2023	Transportation Solutions	Parts & Services	Eliminations	Consolidated
New trailers	$1,486,587	$—	$(4,580)	$1,482,007	76.4%
Used trailers	—	2,396	—	2,396	0.1%
Components, parts and services	—	113,567	—	113,567	5.9%
Equipment and other	305,036	49,684	(12,290)	342,430	17.6%
Total net sales	$1,791,623	$165,647	$(16,870)	$1,940,400	100.0%

Nine Months Ended September 30, 2022	Transportation Solutions	Parts & Services	Eliminations	Consolidated
New trailers	$1,476,052	$1,392	$(973)	$1,476,471	80.0%
Used trailers	—	2,382	—	2,382	0.1%
Components, parts and services	—	105,208	—	105,208	5.7%
Equipment and other	233,774	34,849	(8,004)	260,619	14.1%
Total net sales	$1,709,826	$143,831	$(8,977)	$1,844,680	100.0%

20. SUBSEQUENT EVENTS
During the fourth quarter of 2023, the Company continued to expand its parts and services capabilities and ecosystem by executing an agreement with a third party (the “JV Counterparty”) to create a new legal entity (Linq Venture Holdings LLC , “Linq”) to develop and scale a digital marketplace in, and for, the transportation and logistics distribution industry. Linq is intended to be the digital channel to market Wabash equipment and parts & services, as well as non-Wabash parts & services, in a digital marketplace format to end customers as well as dealers. The Company holds 49% of the membership units in Linq while the JV Counterparty holds 51%. Initial capital contributions to Linq were in proportion to the respective ownership interests. The Company’s initial capital contribution was approximately $2.5 million while the JV Counterparty’s contribution was approximately $2.6 million. At its formation, Linq has no debt or other financial obligations other than typical operating expenses and costs. Creditors of Linq do not have recourse to the general credit of the Company. The operating agreement requires excess cash distributions, as defined in the agreement, no later than 30 days after the end of the second and fourth quarters of each year in proportion to the respective ownership interests.

The operating agreement provides the JV Counterparty with put rights that would require the Company to purchase the JV Counterparty’s interest in Linq. In addition, the operating agreement provides the Company with call rights that would allow it to purchase the JV Counterparty’s interest in Linq. These put and call rights vary depending upon when they may be exercised, which is generally from formation of Linq up to and including the seven-year anniversary of formation. Upon receiving notice that the JV Counterparty has exercised the put right or the Company has exercised the call right, a valuation will occur as stipulated by the operating agreement. Generally, the valuation stipulated by the operating agreement is materially equivalent to a fair value calculation. Such put and call rights have not been exercised by the JV Counterparty or the Company as of the date of this filing.
Because Linq does not have sufficient equity at risk to permit it to carry on its activities without additional financial support, the Company concluded that Linq is a VIE. The Company has the ability to significantly influence the activities of Linq through minority representation on the Board of Directors as well as through participation in certain management and strategic decisions of Linq. The JV Counterparty is responsible for the overall development and management of the digital marketplace, the primary purpose for which Linq was formed. Both the Company and the JV Counterparty have a requirement to provide funding to Linq if needed.
As part of the formation of Linq, the Company executed a credit agreement with Linq whereby a $10.0 million revolving line of credit (the “Wabash Note”) with a 7% simple accrued interest rate, paid quarterly, is available to Linq. The commitment under the Wabash Note may be increased to $35.0 million subject to the approval of Linq’s Board of Directors. As of the date of this filing, there were no amounts borrowed under the Wabash Note.
Given the facts and circumstances specific to Linq, the Company concluded that it is not the primary beneficiary of this VIE. However, the Company has the ability to exercise significant influence over the operating and financial policies of Linq. The Company’s maximum exposure to loss in this unconsolidated VIE is limited to the Company’s initial capital contribution and any amounts borrowed under the Wabash Note. The JV Counterparty’s put right does not have a standalone value as it based upon a fair value calculation when exercised, as stipulated by the operating agreement.
The Company’s equity method investment in Linq will be recorded in Investment in unconsolidated entity on its Condensed Consolidated Balance Sheets. Any amounts borrowed by Linq under the Wabash Note will be recorded in Other assets on the Company’s Condensed Consolidated Balance Sheets. The Company’s share of the results from its equity method investment will be included in Income from unconsolidated entity in the Condensed Consolidated Statements of Operations.

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

Inflationary Cost Environment, Supply Chain Disruption, and Demand
During the three and nine months ended September 30, 2023, we continued to experience a certain degree of inflation across our supply chain, increased freight and logistics costs, and overall volatility. We have also experienced softening in the industry and overall demand for certain of our products. While we continue to expect the global market downturn and overall impacts on our operations to be temporary, the duration and severity of the impacts cannot be estimated at this time. Continued or worsening disruptions to, and impacts on, our production, supply chain, demand for our products, and overall business could have a material adverse effect on our results of operations, financial condition, and cash flows.
Results of Operations
The following table sets forth certain operating data as a percentage of net sales for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	80.6%	86.0%	79.9%	87.6%
Gross profit	19.4%	14.0%	20.1%	12.4%

General and administrative expenses	5.7%	4.3%	5.6%	4.6%
Selling expenses	1.0%	1.2%	1.0%	1.2%
Amortization of intangibles	0.5%	0.5%	0.5%	0.7%
Impairment and other, net	—%	0.1%	—%	—%
Income from operations	12.3%	8.1%	12.9%	5.9%

Interest expense	(0.8%)	(0.8%)	(0.8%)	(0.8%)
Other, net	0.1%	—%	0.1%	—%
Income before income tax expense	11.6%	7.2%	12.2%	5.0%

Income tax expense	2.9%	1.7%	2.9%	1.2%
Net income	8.8%	5.5%	9.3%	3.9%
For the three-month period ended September 30, 2023, we recorded net sales of $632.8 million compared to $655.2 million in the prior year period. Net sales for the three-month period ended September 30, 2023 decreased $22.3 million, or 3.4%, compared to the prior year period. New trailer shipments decreased 19.5% while new truck body shipments increased 1.1%. The decrease in new trailer shipments outpaced the increase in revenue per new trailer unit across all trailer product lines, driving the decrease in revenue. Partially offsetting this decrease was an increase in truck body revenue on slightly higher shipments and higher revenue per truck body unit. Net sales within the P&S reportable segment increased $9.7 million compared to the prior year period, which was primarily due to an increase in sales within our Engineered Products business, as well as our upfitting solutions and services. Gross profit margin increased to 19.4% in the third quarter of 2023 compared to 14.0% in the prior year period primarily driven by higher revenue per new trailer unit and truck body that increased proportionately higher than our manufacturing costs. We remain focused on positioning ourselves to profitably capitalize on current demand while being vigilant to respond to any potential softening of the industry and overall economy.
For the three-month period ended September 30, 2023, selling, general and administrative expenses increased $6.3 million as compared to the same period in 2022. As a percentage of net sales, selling, general and administrative expenses were 6.6% in the third quarter of 2023 as compared to 5.4% in the prior year period. The overall increase in selling, general and administrative expenses in the current year period compared to the same period in the prior year was largely due to an increase in professional fees and outside services costs as well as higher employee-related costs, including benefits and incentive programs. These increases were partially offset by a decrease in advertising and promotional expenses, which is due in part to expenses incurred during the 2022 period related to our Ignite Conference.

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
Three Months Ended September 30, 2023 Compared with the Three Months Ended September 30, 2022
Net Sales
Net sales in the third quarter of 2023 decreased $22.3 million, or 3.4%, compared to the third quarter of 2022. By business segment, prior to the elimination of intercompany sales, sales and related units sold were as follows (dollars in thousands):

	Three Months Ended September 30,		Change
	2023	2022	Amount	%
	(prior to elimination of intersegment sales)
Sales by Segment
Transportation Solutions	$582,870	$611,779	$(28,909)	(4.7%)
Parts & Services	56,441	46,728	9,713	20.8%
Eliminations	(6,483)	(3,357)	(3,126)
Total	$632,828	$655,150	$(22,322)	(3.4%)

New Units Shipped	(units)
Trailers	10,765	13,365	(2,600)	(19.5%)
Truck bodies	4,160	4,115	45	1.1%
Total	14,925	17,480	(2,555)	(14.6%)

Used Units Shipped	(units)
Trailers	25	20	5	25.0%
TS segment sales, prior to the elimination of intersegment sales, were $582.9 million for the third quarter of 2023, a decrease of $28.9 million, or 4.7%, compared to the third quarter of 2022. New trailers shipped during the third quarter of 2023 totaled 10,765 trailers compared to 13,365 trailers in the prior year period, a decrease of 19.5% (or a 16% decrease when excluding conventional refrigerated van trailers), which was primarily driven by lower dry van shipments as well as our previously announced intentional ramp-down of manufacturing conventional refrigerated van trailers. New truck bodies shipped during the third quarter of 2023 totaled 4,160 truck bodies compared to 4,115 truck bodies in the prior year period, an increase of 1.1%. The decrease in new trailer shipments outpaced the increase in revenue per new trailer unit across all trailer product lines, driving the decrease in revenue. Partially offsetting this decrease was an increase in truck body revenue on slightly higher shipments and higher revenue per truck body unit. The increase in revenue per new trailer and truck body unit were primarily due to increased pricing to account for inflation, our curated customer portfolio, product mix (particularly in our tank trailer products), and improved pricing processes.
P&S segment sales, prior to the elimination of intersegment sales, were $56.4 million for the third quarter of 2023, an increase of $9.7 million, or 20.8%, compared to the third quarter of 2022. The overall increase in sales for this segment was due primarily to an increase in sales within our Engineered Products business of approximately $4.2 million, which was largely attributable to product mix and higher revenue per unit. In addition, our upfitting solutions and services businesses increased approximately $3.0 million from the prior year period due to strong demand for these offerings. Finally, our Composites business, which focuses on the use of DuraPlate® composite panels beyond the semi-trailer market, increased approximately $2.8 million compared to the prior year period due to strong demand.
Cost of Sales
Cost of sales was $509.9 million in the third quarter of 2023, a decrease of $53.2 million, or 9.5%, compared to the prior year period. Cost of sales is comprised of material costs, a variable expense, and other manufacturing costs, comprised of both fixed and variable expenses, including direct and indirect labor, outbound freight, overhead expenses, and depreciation.

TS segment cost of sales was $475.3 million in the third quarter of 2023, a decrease of $55.7 million, or 10.5%, compared to the prior year period. The decrease in cost of sales, which was primarily driven by lower shipment volumes, was due to a decrease in materials costs of $63.2 million, or 16.5%, along with a decrease in certain other manufacturing costs. These decreases were partially offset by an increase in labor and employee-related costs of approximately $6.0 million as well as an increase in operating supplies and maintenance and repairs costs totaling approximately $2.5 million.
P&S segment cost of sales was $41.1 million in the third quarter of 2023, an increase of $5.6 million, or 15.7%, compared to the prior period. The increase in cost of sales for this segment was due in part to an increase in materials costs of approximately $3.9 million, or 14.5%. In addition, labor and employee-related costs increased approximately $1.4 million from the prior year period as well as certain other manufacturing costs.
Gross Profit
Gross profit was $122.9 million in the third quarter of 2023, an increase of $30.9 million from the prior year period. Gross profit as a percentage of net sales was 19.4% for the third quarter of 2023, compared to 14.0% for the same period in 2022. Gross profit by segment was as follows (dollars in thousands):

	Three Months Ended September 30,		Change
	2023	2022	Amount	%
Gross Profit by Segment
Transportation Solutions	$107,549	$80,779	$26,770	33.1%
Parts & Services	15,361	11,226	4,135	36.8%
Corporate & Eliminations	—	—	—
Total	$122,910	$92,005	$30,905	33.6%
TS segment gross profit was $107.5 million for the third quarter of 2023 compared to $80.8 million for the third quarter of 2022. Gross profit, prior to the elimination of intersegment sales, as a percentage of net sales, was 18.5% in the third quarter of 2023 compared to 13.2% in the comparative 2022 period. The overall increase in gross profit from the prior year period was primarily driven by an increase in our dry vans products of approximately $9.8 million. In addition, our truck bodies, tank trailers, and platforms had increases from the prior year period. Each of these increases, as well as the increase in gross profit as a percentage of net sales, was primarily attributable to higher revenue per new trailer unit and truck body due to increased pricing to account for inflation, our curated customer portfolio, and improved pricing processes.
P&S segment gross profit was $15.4 million for the third quarter of 2023 compared to $11.2 million for the third quarter of 2022. Gross profit, prior to the elimination of intersegment sales, as a percentage of net sales, was 27.2% in the third quarter of 2023 compared to 24.0% in the 2022 period. The overall increase in gross profit was primarily related to an increase of approximately $1.9 million within our Composites business, which focuses on the use of DuraPlate® composite panels beyond the semi-trailer market. In addition, our Engineered Products business increased approximately $1.7 million from the prior year period. Finally, our upfitting solutions and services businesses increased approximately $1.1 million from the prior year period due in part to increased pricing.
General and Administrative Expenses
General and administrative expenses for the third quarter of 2023 increased $8.0 million, or 28.7%, from the prior year period. The increase from the prior year period was due in part to an increase in professional and outside services costs of approximately $4.3 million. In addition, there was an increase of approximately $2.4 million in general and administrative employee-related costs, including benefits and incentive programs. Also, maintenance and repairs expense and lease/rental costs increased in total by approximately $1.1 million. As a percentage of net sales, general and administrative expenses were 5.7% for the third quarter of 2023 compared to 4.3% for the third quarter of 2022. The overall increase in general and administrative expenses as a percentage of net sales was primarily attributable to the increase in professional and outside services costs and employee-related costs.
Selling Expenses
Selling expenses were $6.1 million in the third quarter of 2023, a decrease of $1.7 million, or 21.5%, compared to the prior year period. The decrease was primarily attributable to lower advertising and promotional expenses of approximately $1.1 million, which is due in part to expenses incurred during the 2022 period related to our Ignite Conference. There was also a decrease in professional and outside services costs of approximately $0.2 million and a decrease in sales employee-related costs, including benefits and incentive programs, of approximately $0.2 million. As a percentage of net sales, selling expenses were 1.0% for the third quarter of 2023 compared to 1.2% for the third quarter of 2022. The decrease in selling expenses as a percentage of net sales was due in part to the decrease in advertising and promotional expenses and professional and outside services costs.

Amortization of Intangibles
Amortization of intangibles was $3.2 million during both the third quarter of 2023 and 2022. Amortization of intangibles was the result of expenses recognized for intangible assets recorded from previous acquisitions.
Impairment and Other, Net
Impairment and other, net was a net loss of approximately $0.1 million for the three months ended September 30, 2023 compared to a net loss of approximately $0.3 million for the three months ended September 30, 2022. Current year activity was insignificant. Activity during the prior year period primarily related to the write-off of certain IT-related assets.
Other Income (Expense)
Interest expense for the third quarter of 2023 totaled $4.9 million compared to $5.2 million in the third quarter of 2022. Interest expense relates to interest and non-cash accretion charges on our Senior Notes due 2028 and Revolving Credit Agreement. Interest expense in the current year period was lower than in the 2022 period due to lower average outstanding balances under the Revolving Credit Facility.
Other, net for the third quarter of 2023 represented income of $0.8 million as compared to expense of $0.2 million for the prior year period. Income for the current year period primarily relates to interest income. Expense for the prior year period is related to individually insignificant items.
Income Taxes
We recognized income tax expense of $18.1 million in the third quarter of 2023 compared to $11.1 million for the same period in the prior year. The effective tax rate for this period was 24.6% compared to a rate of 23.4% for the same period in the prior year. For the first nine months of 2023 and 2022, the effective tax rate differs from the U.S. Federal statutory rate of 21% primarily due to the impact of state and local taxes net of discrete items incurred related to stock-based compensation.

Nine Months Ended September 30, 2023 Compared with the Nine Months Ended September 30, 2022
Net Sales
Net sales in the first nine months of 2023 increased $95.7 million, or 5.2%, compared to the first nine months of 2022. By business segment, prior to the elimination of intercompany sales, sales and related units sold were as follows (dollars in thousands):

	Nine Months Ended September 30,		Change
	2023	2022	Amount	%
	(prior to elimination of intersegment sales)
Sales by Segment
Transportation Solutions	$1,791,623	$1,709,826	$81,797	4.8%
Parts & Service	165,647	143,831	21,816	15.2%
Eliminations	(16,870)	(8,977)	(7,893)
Total	$1,940,400	$1,844,680	$95,720	5.2%

New Units Shipped	(units)
Trailers	34,375	38,900	(4,525)	(11.6)%
Truck bodies	11,995	11,550	445	3.9%
Total	46,370	50,450	(4,080)	(8.1)%

Used Units Shipped	(units)
Trailers	55	80	(25)	(31.3)%
TS segment sales prior to the elimination of intersegment sales were $1,791.6 million for the first nine months of 2023, an increase of $81.8 million, or 4.8%, compared to the first nine months of 2022. Trailers shipped during the first nine months of 2023 totaled 34,375 trailers compared to 38,900 trailers in the prior year period, an 11.6% decrease (or an 8% decrease when excluding conventional refrigerated van trailers), which was primarily driven by our previously announced intentional ramp-down of manufacturing conventional refrigerated van trailers and fewer dry van shipments. New truck bodies shipped during the first nine months of 2023 totaled 11,995 compared to 11,550 truck bodies in the prior year period, an increase of 3.9%, primarily due to strong demand. While new trailer shipments decreased from the prior year period, higher revenue per new trailer unit along with the increase in truck body shipments and truck body revenue per unit resulted in an overall increase in new trailer and truck body revenue. The increases were primarily due to increased pricing to account for inflation, our curated customer portfolio, and improved pricing processes.
P&S segment sales prior to the elimination of intersegment sales were $165.6 million for the first nine months of 2023, an increase of $21.8 million, or 15.2%, compared to the same period of 2022. The overall increase in sales was primarily attributable to a $10.8 million increase in our upfitting solutions and services businesses based on strong demand for these offerings. There was also an increase in sales within our Engineered Products business of approximately $9.0 million, which was largely due to product mix and higher revenue per unit. In addition, the Wabash Parts LLC parts and distribution entity had higher sales in the current year period of approximately $6.7 million, which was primarily attributable to the fact that the entity was established with our partner during the second quarter of 2022 as further described in Note 5.
Cost of Sales
Cost of sales was $1,550.4 million in the first nine months of 2023, a decrease of $66.2 million, or 4.1%, compared to the prior year period. Cost of sales is comprised of material costs, a variable expense, and other manufacturing costs, comprised of both fixed and variable expenses, including direct and indirect labor, outbound freight, overhead expenses, and depreciation.
TS segment cost of sales was $1,446.5 million in the first nine months of 2023, a decrease of $68.8 million, or 4.5%, compared to the prior year period. The decrease in cost of sales, which was primarily driven by lower shipment volumes, was due to a decrease in materials costs of $98.3 million, or 9.0%, along with a decrease in certain other manufacturing costs. These decreases were partially offset by an increase in labor and employee-related costs of approximately $26.0 million as well as an increase in operating supplies and maintenance and repairs costs totaling approximately $12.1 million.

P&S segment cost of sales was $120.8 million in the first nine months of 2023, an increase of $10.5 million, or 9.5%, compared to the prior period. The increase in cost of sales for this segment was due in part to an increase in materials costs of approximately $3.7 million, or 4.3%. In addition, there was an increase in labor and employee-related costs of approximately $3.6 million and an increase in outside services, freight, and lease/rent costs of approximately $2.3 million in the aggregate.
Gross Profit
Gross profit was $390.0 million in the first nine months of 2023, an increase of $161.9 million from the prior year period. Gross profit as a percentage of sales was 20.1% for the first nine months, compared to 12.4% during the same period in 2022. Gross profit by segment was as follows (dollars in thousands):

	Nine Months Ended September 30,		Change
	2023	2022	$	%
Gross Profit by Segment
Transportation Solutions	$345,098	$194,516	$150,582	77.4%
Parts & Services	44,866	33,578	11,288	33.6%
Corporate & Eliminations	—	—	—
Total	$389,964	$228,094	$161,870	71.0%
TS segment gross profit was $345.1 million for the first nine months of 2023 compared to $194.5 million for the prior year period. Gross profit prior to the elimination of intersegment sales, as a percentage of net sales, was 19.3% in 2023 compared to 11.4% in the prior period. The overall increase in gross profit from the prior year period was primarily driven by an increase in our dry vans products of approximately $95.3 million. In addition, our truck bodies, tank trailers, and platforms had increases from the prior year period. Each of these increases, as well as the increase in gross profit as a percentage of net sales, was primarily attributable to higher revenue per new trailer unit and truck body due to increased pricing to account for inflation, our curated customer portfolio, and improved pricing processes.
P&S segment gross profit was $44.9 million for the first nine months of 2023 compared to $33.6 million in the same period of 2022. Gross profit prior to the elimination of intersegment sales, as a percentage of net sales, was 27.1% in the 2023 period compared to 23.3% in the prior period. The overall increase in gross profit was primarily related to an increase within our Engineered Products business of approximately $4.8 million. In addition, our upfitting solutions and services businesses increased approximately $3.3 million from the prior year period on strong demand for these offerings. Finally, our Composites business, which focuses on the use of DuraPlate® composite panels beyond the semi-trailer market, increased approximately $3.0 million compared to the prior year period due in part to increased pricing.
General and Administrative Expenses
General and administrative expenses for the first nine months of 2023 increased $24.1 million, or 28.3%, from the prior year period. The increase from the prior year period was due in part to an increase of approximately $12.9 million in professional and outside services costs, which includes the estimated liability for the Matters, as defined and further described in Note 13. There was also an increase in general and administrative employee-related costs, including benefits and incentive programs, of approximately $9.0 million. In addition, maintenance and repairs expense and lease/rental costs increased in total by approximately $1.7 million. As a percentage of sales, general and administrative expenses were 5.6% for the 2023 period as compared to 4.6% for the same period of 2022. The overall increase in general and administrative expenses as a percentage of net sales was primarily attributable to the increase in professional and outside services costs and employee-related costs, which outpaced the increase in sales.
Selling Expenses
Selling expenses were $20.2 million in the first nine months of 2023, a decrease of $1.2 million, or 5.5%, compared to the prior year period. The decrease was primarily attributable to a decrease in advertising and promotional expense of approximately $1.4 million, which is due in part to expenses incurred during the 2022 period related to our Ignite Conference. In addition, there was a decrease in professional and outside services costs of approximately $1.4 million. These decreases were partially offset by an increase in sales employee-related costs, including benefits and incentive programs, of approximately $1.0 million. There was also an increase in our reserve for expected losses and travel-related expenses totaling approximately $0.6 million. As a percentage of net sales, selling expenses were 1.0% for the 2023 period and 1.2% for the 2022 period. The overall decrease in selling expenses as a percentage of net sales was primarily attributable to the increase in sales and the decrease in advertising and promotional expense and professional and outside services costs.

Amortization of Intangibles
Amortization of intangibles was $9.6 million for the first nine months of 2023 compared to $12.0 million in the prior year period. Amortization of intangibles was the result of expenses recognized for intangible assets recorded from previous acquisitions. The decrease from the prior year period is related to certain of the intangible assets that became fully amortized during the second quarter of 2022.
Impairment and Other, Net
Impairment and other, net was a net loss of approximately $0.1 million during the first nine months of 2023 compared to a net loss of $0.7 million during the first nine months of 2022. Activity during the prior year period primarily related to the impairment of $1.0 million of construction-in-progress projects that were no longer expected to be completed, partially offset by the sale of a building (and the related land). These items are further described in Note 18.
Other Income (Expense)
Interest expense for the first nine months of 2023 totaled $14.9 million compared to $15.3 million in the prior year period. Interest expense relates to interest and non-cash accretion charges on our Senior Notes due 2028 and Revolving Credit Agreement. Interest expense in the current year period was lower than in the 2022 period due to lower average outstanding balances under the Revolving Credit Facility.
Other, net for the first nine months of 2023 represented income of $1.7 million as compared to expense of $0.6 million for the prior year period. Income for the current year period primarily relates to interest income. Expense for the prior year period is related to individually insignificant items.
Income Taxes
The Company recognized income tax expense of $56.3 million in the first nine months of 2023 compared to income tax expense of $21.8 million for the same period in the prior year. The effective tax rates for the first nine months of 2023 and 2022 were 23.7% and 23.5%, respectively. For the first nine months of 2023 and 2022, the effective tax rate differs from the U.S. Federal statutory rate of 21% primarily due to the impact of state and local taxes net of discrete items incurred related to stock-based compensation.
Liquidity and Capital Resources
Capital Structure
Our capital structure is comprised of a mix of debt and equity. As of September 30, 2023, our debt-to-equity ratio was approximately 0.8:1.0. Our long-term objective is to generate operating cash flows sufficient to support the growth within our businesses and increase shareholder value. This objective will be achieved through a balanced capital allocation strategy of sustaining strong liquidity, maintaining healthy leverage ratios, investing in the business, both organically and strategically, and returning capital to our shareholders. The Board of Directors has designated a Finance Committee for the primary purpose of assisting the Board in its oversight of the Company’s capital structure, financing, investment, and other financial matters of importance to the Company.
During the first nine months of 2023, in keeping with this balanced approach, we paid dividends of approximately $12.2 million and repurchased shares under our Board approved share repurchase program totaling $46.3 million (inclusive of excise tax). Also, as further described in our Annual Report on Form 10-K for the year ended December 31, 2022, during the third quarter of 2022 we amended our Revolving Credit Agreement. The amendment increased the total revolving commitments to $350.0 million and extended the maturity to September 2027, which is the nearest maturity date of our long-term debt. As of September 30, 2023, there were no amounts outstanding under the Revolving Credit Agreement. Collectively, these actions demonstrate our confidence in the financial outlook of the Company and our ability to generate cash flow, both near and long term, and reinforce our overall commitment to deliver shareholder value while maintaining the flexibility to continue to execute our strategic plan for profitable growth and diversification.

Our liquidity position, defined as cash on hand and available borrowing capacity under the Revolving Credit Agreement, amounted to $447.0 million as of September 30, 2023, an increase of 28% compared to $349.5 million as of September 30, 2022 and an increase of 11% from $401.2 million as of December 31, 2022. The increase as of September 30, 2023 compared to September 30, 2022 is primarily attributable to a higher cash balance and lower outstanding borrowings under the Revolving Credit Agreement as of September 30, 2023. The increase as of September 30, 2023 compared to December 31, 2022 is primarily attributable to a higher cash balance as of September 30, 2023. For the remainder of 2023 and continuing into 2024, we expect to continue our commitment to fund our working capital requirements, capital expenditures, and our Trailers as a Service (TAAS)SM initiative from operations or available borrowing capacity under the Revolving Credit Agreement (as needed). This includes adding 20% more dry van manufacturing capacity, with production beginning during the second quarter of 2023. We continue to believe this additional manufacturing capacity will allow us to go-to-market with a portfolio-based selling approach that leverages the breadth of our products. In addition, in August 2022 we announced a $20 million investment to be made in our manufacturing capacity to scale our EcoNexTM technology within refrigerated vans, truck bodies, and other transportation and logistics related products. Along with these investments, we will also maintain our assets to react to any economic and/or industry changes, while also responsibly returning capital to our shareholders. We will continue to move rapidly to adjust to the current environment, including to the softening of demand for certain of our products, to preserve the strength of our balance sheet, while prioritizing the safety of our employees and ensuring the liquidity and financial well-being of the Company.
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
The Indenture contains customary events of default, including payment defaults, breaches of covenants, failure to pay certain judgments and certain events of bankruptcy, insolvency and reorganization. If an event of default occurs and is continuing, the principal amount of the Senior Notes, plus accrued and unpaid interest, if any, may be declared immediately due and payable. These amounts automatically become due and payable if an event of default relating to certain events of bankruptcy, insolvency or reorganization occurs. As of September 30, 2023, we were in compliance with all covenants.

Contractual coupon interest expense and accretion of fees for the Senior Notes for each three- and nine-month period ended September 30, 2023 were $4.5 million and $0.2 million, and $13.5 million and $0.5 million, respectively. Contractual coupon interest expense and accretion of fees for the Senior Notes for each three- and nine-month period ended September 30, 2022 were $4.5 million and $0.2 million, and $13.5 million and $0.5 million, respectively. Contractual coupon interest expense and accretion of fees for the Senior Notes are included in Interest expense in our Condensed Consolidated Statements of Operations.
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
The Revolving Credit Agreement contains customary covenants limiting our ability and certain of our subsidiaries to, among other things, pay cash dividends, incur debt or liens, redeem or repurchase stock, enter into transactions with affiliates, merge, dissolve, repay subordinated indebtedness, make investments and dispose of assets. In addition, we will be required to maintain a minimum fixed charge coverage ratio of not less than 1.0 to 1.0 as of the end of any period of 12 fiscal months when excess availability under the Revolving Credit Agreement is less than the greater of (a) 10.0% of the lesser of (i) the total revolving commitments and (ii) the borrowing base (such lesser amount, the “Line Cap”) and (b) $25 million. As of September 30, 2023, we were was in compliance with all covenants.
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
Our liquidity position, defined as cash on hand and available borrowing capacity on the Revolving Credit Agreement, amounted to $447.0 million as of September 30, 2023 and $401.2 million as of December 31, 2022.
During the three-month period ended September 30, 2023, we had payments of principal of $0.3 million and borrowings of principal of $0.3 million. During the nine-month period ended September 30, 2023, we had payments of principal totaling $104.0 million and borrowings of principal totaling $104.0 million. As of September 30, 2023, there were no amounts outstanding under the Revolving Credit Agreement.
During the three- and nine- month periods ended September 30, 2022, we had net payments of principal totaling $11.0 million and net borrowings of principal totaling $15.0 million, respectively. As of September 30, 2022, there was $48.0 million outstanding under the Revolving Credit Agreement.

Interest expense under the Revolving Credit Agreement for the three- and nine-month periods ended September 30, 2023 was approximately $0.2 million and $0.7 million, respectively. During the three- and nine-month periods ended September 30, 2022, interest expense under the Revolving Credit Agreement was approximately $0.5 million and $1.3 million, respectively. Interest expense under the Revolving Credit Agreement is included in Interest expense in our Condensed Consolidated Statements of Operations.
Cash Flows
Cash provided by operating activities for the first nine months of 2023 totaled $204.6 million, compared to providing $72.2 million during the same period in 2022. Cash provided by operations during the current year period was the result of net income adjusted for various non-cash activities including depreciation, amortization, deferred taxes, stock-based compensation, accretion of debt fees and discount, and a $28.6 million increase in working capital. Changes in key working capital accounts for 2023 and 2022 are summarized below (in thousands):

	Nine Months Ended September 30,
	2023	2022	Change
Source (Use) of cash:
Accounts receivable	$44,396	$(71,575)	$115,971
Inventories	(100,422)	(72,080)	(28,342)
Accounts payable and accrued liabilities	39,277	101,101	(61,824)
Net source (use) of cash	$(16,749)	$(42,554)	$25,805
Accounts receivable decreased $44.4 million in the first nine months of 2023 as compared to a $71.6 million increase in the prior year period. Days sales outstanding, a measure of working capital efficiency that measures the amount of time a receivable is outstanding, was 30 days and 34 days for the three months ended September 30, 2023 and 2022, respectively. The decrease in accounts receivable during the first nine months of 2023 was primarily due to the decrease in shipments during the third quarter of 2023 compared to the fourth quarter of 2022 as well as the timing of shipments and receipt of customer payments. Inventory increased by $100.4 million during the first nine months of 2023 as compared to an increase of $72.1 million in the 2022 period. Our inventory turns, a commonly used measure of working capital efficiency that measures how quickly inventory turns per year, was approximately 6 times in both the 2023 and 2022 periods. The increase in inventory for the 2023 period was primarily attributable to higher finished goods inventory. Accounts payable and accrued liabilities increased by $39.3 million during the first nine months of 2023 compared to an increase of $101.1 million for the same period in 2022. Days payable outstanding, a measure of working capital efficiency that measures the amount of time a payable is outstanding, was 36 days for the three months ended September 30, 2023 compared to 38 days for the three months ended September 30, 2022.
Investing activities used $89.0 million during the first nine months of 2023, as compared to using $40.9 million during the same period in 2022. Investing activities for the first nine months of 2023 included capital expenditures for property, plant, and equipment of $85.1 million, which was an increase compared to $42.3 million during the same period in 2022. In addition, expenditures related to revenue generating assets totaled approximately $4.0 million. For the first nine months of 2023, investing activities included nominal proceeds from the sale of assets compared to approximately $1.4 million during the first nine months of 2022.
Financing activities used $68.5 million during the first nine months of 2023 as compared to using $21.6 million during the same period in 2022. Net cash used by financing activities during the current year period primarily relates to common stock repurchases and withholdings of $55.9 million and cash dividend payments of $12.2 million. Borrowings under our Revolving Credit Agreement totaled $104.0 million, which were fully offset by principal, interest, and unused fee payments made under our Revolving Credit Agreement totaling $104.0 million. Net cash used by financing activities during the first nine months of 2022 primarily related to borrowings under our Credit Agreement totaling $72.2 million, partially offset by principal, interest, and unused fee payments made under our Credit Agreement of $57.3 million. In addition, net cash used by financing activities during the prior year period included common stock repurchases and withholdings of $24.5 million and cash dividend payments to our shareholders of $12.2 million.
As of September 30, 2023, our liquidity position, defined as cash on hand and available borrowing capacity under our Revolving Credit Agreement, amounted to $447.0 million, representing an increase of $97.4 million (or 28%) compared to September 30, 2022 and an increase of $45.8 million (or 11%) compared to December 31, 2022. The increase as of September 30, 2023 compared to September 30, 2022 is primarily attributable to a higher cash balance and lower outstanding borrowings under the Revolving Credit Agreement as of September 30, 2023. The increase as of September 30, 2023 compared to December 31, 2022 is primarily attributable to a higher cash balance as of September 30, 2023. Total debt obligations amounted to $400.0 million as of September 30, 2023.

For the remainder of 2023 and continuing into 2024, we expect to continue our commitment to fund our working capital requirements, capital expenditures, and our Trailers as a Service (TAAS)SM initiative from operations or available borrowing capacity under the Revolving Credit Agreement (as needed). This includes adding 20% more dry van manufacturing capacity, with production beginning during the second quarter of 2023. We continue to believe this additional manufacturing capacity will allow us to go-to-market with a portfolio-based selling approach that leverages the breadth of our products. In addition, in August 2022 we announced a $20 million investment to be made in our manufacturing capacity to scale our EcoNexTM technology within refrigerated vans, truck bodies, and other transportation and logistics related products. Along with these investments, we will also maintain our assets to react to any economic and/or industry changes, while also responsibly returning capital to our shareholders. We will continue to move rapidly to adjust to the current environment, including to the softening of demand for certain of our products, to preserve the strength of our balance sheet, while prioritizing the safety of our employees and ensuring the liquidity and financial well-being of the Company.
Capital Expenditures
Capital spending related to property, plant, and equipment amounted to approximately $85.1 million for the first nine months of 2023. In addition, expenditures for revenue generating assets totaled approximately $4.0 million for the first nine months of 2023.
We believe our capital expenditures for 2023 related to property, plant, and equipment will be in the range of $95 to $105 million, while capital expenditures supporting our Trailers as a Service (TAAS)SM growth initiative with revenue generating assets are expected to be in the range of $5 to $10 million. In addition to the previously announced actions to retool our existing capacity to support expanded dry van production, capital spending for 2023 has been and is expected to be utilized to support our growth strategies (including TAAS) as well as our maintenance and productivity improvement initiatives within our facilities.
Goodwill
We considered whether there were any indicators of impairment during the three and nine months ended September 30, 2023 and concluded there were none.
Contractual Obligations and Commercial Commitments
A summary of payments of our contractual obligations and commercial commitments, both on and off balance sheet, as of September 30, 2023 are as follows (in thousands):

	2023	2024	2025	2026	2027	Thereafter	Total
Debt:
Revolving Credit Agreement (due 2027)	$—	$—	$—	$—	$—	$—	$—
Senior Notes (due 2028)	—	—	—	—	—	400,000	400,000
Interest payments on Revolving Credit Agreement and Senior Notes due 2028[1]	9,000	18,000	18,000	18,000	18,000	18,000	99,000
Total debt	9,000	18,000	18,000	18,000	18,000	418,000	499,000
Other:
Operating Leases	2,313	8,960	7,907	6,972	4,349	2,986	33,487
Total other	2,313	8,960	7,907	6,972	4,349	2,986	33,487
Other commercial commitments:
Letters of Credit	5,702	—	—	—	—	—	5,702
Raw Material Purchase Commitments	38,100	—	—	—	—	—	38,100
Chassis Agreements and Programs	39,426	—	—	—	—	—	39,426
Total other commercial commitments	83,228	—	—	—	—	—	83,228
Total obligations	$94,541	$26,960	$25,907	$24,972	$22,349	$420,986	$615,715
1 Future interest payments on variable rate long-term debt (if any) are estimated based on the rate in effect as of September 30, 2023, and only include interest payments (not unused line fees). However, as of September 30, 2023, there was no variable rate debt (Revolving Credit Agreement) outstanding.
Borrowings under the Revolving Credit Agreement bear interest at a variable rate based on the Secured Overnight Financing Rate (“SOFR”) or a base rate determined by the lender’s prime rate plus an applicable margin, as defined in the agreement. Any outstanding borrowings under the Revolving Credit Agreement bear interest at a rate, at our election, equal to (i) adjusted term SOFR plus a margin ranging from 1.25% to 1.75% or (ii) a base rate plus a margin ranging from 0.25% to 0.75%, in each case depending upon the monthly average excess availability under the Revolving Credit Agreement. We are required to pay a monthly unused line fee equal to 0.20% times the average daily unused availability along with other customary fees and expenses of our agent and lenders. During the nine-month period ended September 30, 2023, we had borrowings of principal and payments of principal totaling $104.0 million under the Revolving Credit Agreement. As of September 30, 2023, there were no amounts outstanding under the Revolving Credit Agreement.

The Senior Notes due 2028 bear interest at the rate of 4.5% per annum from the date of issuance, payable semi-annually on April 15 and October 15.
Operating leases represent the total future minimum lease payments that have commenced. As of September 30, 2023, obligations related to operating leases that we have executed but have not yet commenced were nominal.
We have standby letters of credit totaling $5.7 million issued in connection with workers compensation claims and surety bonds.
We have $38.1 million in purchase commitments through December 2023 for various raw material commodities, including aluminum, steel, polyethylene and nickel as well as other raw material components which are within normal production requirements.
We obtain vehicle chassis for our specialized vehicle products directly from the chassis manufacturers under converter pool agreements. Chassis are obtained from the manufacturers based on orders from customers, and to a lesser extent, for unallocated orders. Although each manufacturer’s agreement has different terms and conditions, the agreements generally state that the manufacturer will provide a supply of chassis to be maintained from time to time at our various facilities with the condition that we will store such chassis and will not move, sell, or otherwise dispose of such chassis except under the terms of the agreement. The manufacturer transfers the chassis to us on a “restricted basis,” retaining the sole authority to authorize commencement of work on the chassis and to make certain other decisions with respect to the chassis including the terms and pricing of sales of the chassis to the manufacturer’s dealers. The manufacturer also does not transfer the certificate of origin to us nor permit us to sell or transfer the chassis to anyone other than the manufacturer (for ultimate resale to a dealer). Although we are party to related finance agreements with manufacturers, we have not historically settled, nor expect to in the future settle, any related obligations in cash. Instead, the obligation is settled by the manufacturer upon reassignment of the chassis to an accepted dealer, and the dealer is invoiced for the chassis by the manufacturer. Accordingly, as of September 30, 2023 our outstanding chassis converter pool with the manufacturer totaled $36.1 million and we have included this financing agreement on our Condensed Consolidated Balance Sheets within Prepaid expenses and other and Other accrued liabilities. All other chassis programs are handled as consigned inventory belonging to the manufacturer and totaled approximately $3.3 million. Under these agreements, if the chassis is not delivered to a customer within a specified time frame, we are required to pay a finance or storage charge on the chassis. Additionally, we receive finance support funds from manufacturers when the chassis are assigned into our chassis pool. Typically, chassis are converted and delivered to customers within 90 days of our receipt of the chassis.
Backlog
Orders that have been confirmed by customers in writing and have defined delivery timeframes are included in our backlog. Orders that comprise our backlog may be subject to changes in quantities, delivery, specifications, terms, or cancellation. The following table presents backlog information as of September 30, 2023, December 31, 2022, and September 30, 2022 (in millions):

	September 30, 2023	December 31, 2022	Change	September 30, 2023	September 30, 2022	Change
12-month backlog	$1,447	$2,787	(48)%	$1,447	$2,184	(34)%
Total backlog	$1,857	$3,396	(45)%	$1,857	$2,319	(20)%
The decrease in rolling 12-month backlog and total backlog from December 31, 2022 is primarily attributable to the fulfillment of orders during the first nine months of 2023 outpacing new orders (which we generally expected as the cadence of order season this year, particularly for our dry van products, is similar to the calendarization of many years prior to COVID-19) as well as the softening of demand in the industry. The decrease in rolling 12-month backlog and total backlog from September 30, 2022 is primarily related to the current order season materializing similarly to the calendarization of many years prior to COVID-19, particularly for our dry van products. Our observations thus far during the current season for dry vans generally align with industry forecasters in that demand seems poised for a modest pullback. However, we expect to add to our backlog during the fourth quarter and anticipate continued strength in our truck body, tank trailer, and parts & services product offerings.
In addition, we continue to believe that our long-term relationship agreements with certain strategic customers (including J.B. Hunt Transport Inc., which we announced in January 2023) will provide a good base of backlog for years to come. Refer to the “Outlook” section below for additional details related to industry and market conditions.

Outlook
The trailer industry generally follows the transportation industry’s cycles. According to ACT Research Company (“ACT”), total United States trailer production in 2022 was approximately 308,000 trailers, a 15% increase from 2021. While there remains uncertainty in the industry, including but not limited to overall economic conditions, supply chain disruptions, and softening of demand for certain of our products, the future outlook for the overall trailer market is generally strong. Current estimates from ACT and FTR Associations (“FTR”) for 2023 United States trailer production are 309,000 and 322,000, respectively, representing materially consistent production levels compared to 2022. These increases are generally in-line with our expectations.
ACT is forecasting annual new trailer production levels for 2024, 2025, 2026, 2027, and 2028 of approximately 269,000, 300,000, 306,000, 309,000, and 290,000, respectively. In addition, FTR is forecasting annual new trailer production levels of 242,000 and 275,000 for 2024 and 2025, respectively. These estimates are generally more consistent with historical trailer industry production levels, and in some years higher than historical production levels. However, overall economic uncertainty and softening demand in the industry for certain of our products could continue to impact these estimates. This uncertainty and softening are evident in the ACT and FTR forecasts, particularly for 2024 production. However, we believe that our strategic plan and actions taken over the last several years have positioned us to remain well-suited to adapt to changes in the industry and demand environment due to our strong balance sheet, liquidity profile, and diversification.
Other potential risks we face for the remainder of 2023 primarily relate to our ability to effectively manage our manufacturing operations, including disruption of our supply chain and economic uncertainty, and our overall business with the increase in production to meet demand. In addition, the cost of raw materials, commodities, and components are also potential risks. Significant increases in the cost of certain commodities, raw materials or components have had, and may continue to have, an adverse effect on our results of operations. As has been our practice, we will endeavor to pass raw material and component price increases to our customers in addition to continuing our cost management and hedging activities in an effort to minimize the risk that changes in material costs could have on our operating results. In addition, we rely on a limited number of suppliers for certain key components and raw materials in the manufacturing of our products, including tires, landing gear, axles, suspensions, aluminum extrusions, chassis and specialty steel coil. While we have taken actions to mitigate certain of these risks, which include our previously announced supply agreements with Hydro, Ryerson, and Rockland Flooring, at the current and expected demand levels, there may be additional or increased shortages of supplies of raw materials or components which would have an adverse impact on our ability to meet demand for our products. Despite these risks, we believe we are well positioned to capitalize on overall demand levels while maintaining or growing margins through improvements in product pricing as well as productivity and other operational excellence initiatives.
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

Commodity Prices
We are exposed to fluctuation in commodity prices through the purchase of various raw materials that are processed from commodities such as aluminum, steel, lumber, nickel, copper, and polyethylene. Given the historical volatility of certain commodity prices, this exposure can significantly impact product costs. We manage some of our commodity price changes by entering into fixed price contracts with our suppliers and through financial derivatives. To the extent that we are unable to offset the increased commodity costs in our product prices, our results would be materially and adversely affected. As of September 30, 2023, we had $38.1 million in raw material purchase commitments through December 2023 for materials that will be used in the production process, as compared to $59.2 million as of December 31, 2022. We typically do not set prices for our products more than 45-90 days in advance of our commodity purchases and can, subject to competitive market conditions, take into account the cost of the commodity in setting our prices for each order. As of September 30, 2023, a hypothetical ten percent change in commodity prices based on our raw material purchase commitments through December 2023 would result in a corresponding change in cost of goods sold of approximately $3.8 million. This sensitivity analysis does not account for the change in the competitive environment indirectly related to the change in commodity prices and the potential managerial action taken in response to these changes.
Interest Rates
As of September 30, 2023, we had no floating rate debt outstanding under our Revolving Credit Agreement. The only other outstanding debt on our Condensed Consolidated Balance Sheets as of September 30, 2023 were the Senior Notes, which carry a fixed interest rate of 4.50%. Based on the current borrowings under our Revolving Credit Agreement, a hypothetical 100 basis-point change in the floating interest rate would result in no corresponding change in interest expense over a one-year period. This sensitivity analysis does not account for the change in the competitive environment indirectly related to the change in interest rates and the potential managerial action taken in response to these changes.
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
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective as of September 30, 2023.
Changes in Internal Controls over Financial Reporting
There were no changes in the Company’s internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the third quarter of fiscal year 2023 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.
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

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Amount That May Yet Be Purchased Under the Plans or Programs ($ in millions)
July 1 - 31, 2023	143,281	$24.08	137,911	$73.3
August 1 - 31, 2023	326,663	$22.87	325,746	$65.8
September 1 - 30, 2023	315,288	$21.91	315,288	$58.8
Total	785,232	$22.71	778,945	$58.8
In August 2021, the Company announced that the Board of Directors approved the repurchase of an additional $150 million in shares of common stock over a three-year period. This authorization was an increase to the previous $100 million repurchase programs approved in November 2018, February 2017, and February 2016. The repurchase program is set to expire in August 2024. For the quarter ended September 30, 2023, we repurchased 778,945 shares pursuant to our repurchase program. Additionally, during this period there were 6,287 shares repurchased to cover minimum employee tax withholding obligations upon the vesting of restricted stock awards.
Item 5. Other Information
(c)
During the third quarter of 2023, none of our directors or executive officers adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408(a) of Regulation S-K).
Item 6. Exhibits

(a)	Exhibits
	31.1	Certification of Principal Executive Officer
	31.2	Certification of Principal Financial Officer
	32.1	Written Statement of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)
	101	The following materials from Wabash National Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 are filed herewith, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at September 30, 2023 and December 31, 2022, (ii) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2023 and 2022, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2023 and 2022, (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2023 and 2022, (v) the Condensed Consolidated Statements of Stockholders’ Equity for the three and nine months ended September 30, 2023 and 2022, and (vi) Notes to Condensed Consolidated Financial Statements. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
	104	Cover Page Interactive Data File (formatting as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WABASH NATIONAL CORPORATION

Date: October 25, 2023	By:	/s/ Michael N. Pettit
Michael N. Pettit
Senior Vice President and Chief Financial Officer (Principal Financial Officer)