Form 10-K
period 2023-12-31
WABASH NATIONAL Corp
filed 2024-02-22
CIK 879526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.1D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2023 was approximately $1,197,022,220 based upon the closing price of the Company’s common stock as quoted on the New York Stock Exchange composite tape on such date.
The number of shares outstanding of the registrant’s common stock as of February 15, 2024 was 45,085,791.
Part III of this Form 10-K incorporates by reference certain portions of the registrant’s Proxy Statement for its Annual Meeting of Stockholders to be filed within 120 days after December 31, 2023.

WABASH NATIONAL CORPORATION
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2023

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
▪inflation;
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
▪our ability to realize all of the expected enhanced revenue, earnings, and cash flow from our joint venture arrangement to create Linq Venture Holdings LLC;
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
At Wabash, its our focus on people, purpose, and performance that drives us to do better. Our Purpose is to change how the world reaches you; our Vision is to be the visionary leader of connected solutions for the transportation, logistics, and distribution industries; and our Mission is to enable our customers to succeed with breakthrough ideas and solutions that help them move everything from first to final mile.
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
As of January 2022, we market nearly all products in our Transportation Solutions and Parts & Services segments as Wabash®. The Company will continue to market DuraPlate®, DuraPlateHD®, DuraPlate AeroSkirt®, and AeroSkirt CX®, as well as the new EcoNex™ Technology brand for our proprietary molded structural composite.
Wabash Management System
Our Wabash Management System (“WMS”) is a set of principles and standardized business processes for the purpose of achieving our strategic objectives. These principles are centered around lean thinking and state that lean application must extend across and throughout our entire enterprise, not only our manufacturing processes. By codifying what makes our company great, the WMS drives focus on the interconnected processes that are critical for success across our business. WMS is based on forward planning and continuous capability evaluation as we simultaneously drive execution and breakthrough performance. WMS requires everyone to be an active contributor to our enterprise-wide lean efforts and enables growth through innovation and industry leading customer satisfaction and alliances. Our WMS principles underpin an ongoing improvement cycle that includes Strategic Planning and Deployment, Kaizen, and Daily Management. It is through this set of standards and thinking that we create a “One Wabash” approach to our employees and customers, add new business capabilities, and enable profitable growth.
In partnership with Purdue University, during 2022 we developed a curriculum for WMS Facilitator and Coaching. We have hosted WMS University Champion training sessions and have over 225 graduates of the program while continuing to enhance internally. Company-wide, we have frequent WMS communication and engagement enhancement sessions, including lunch & learn trainings. Finally, we have developed a strategic deployment process and planning cycle.
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
Operating Segments
The One Wabash organizational transformation began during the first quarter of 2020 to better align resources and processes on serving the customer and to enable long-term growth. In connection with the substantial completion of our One Wabash strategic initiatives, including organizational and structural changes as well as portfolio rationalization, beginning in September 2021 we realigned our operating and reportable segments based on how the Chief Operating Decision Maker (“CODM”) manages the business, allocates resources, makes operating decisions, and evaluates operating performance. Based on this realignment, we established two operating and reportable segments: Transportation Solutions (“TS”) and Parts & Services (“P&S”), and eliminated the historical Commercial Trailer Products (“CTP”), Diversified Products (“DPG”), and Final Mile Products (“FMP”) segments. Additional information related to the composition of each segment, is set forth below.

Transportation Solutions	Parts & Services
■ Dry & Refrigerated Van Trailers	■ Aftermarket Parts & Services
■ Platform Trailers	■ Truck Body Upfitting Solutions
■ Tank Trailers & Truck-Mounted Tanks	■ Food, Dairy, and Beverage Equipment
■ Truck-Mounted Dry & Refrigerated Truck Bodies	■ DuraPlate® Components & Parts
■ EcoNex™ Trailers & Truck Bodies	■ Wabash Parts LLC and Linq Venture Holdings LLC (See Note 6 in the Notes to Consolidated Financial Statements)
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
Parts & Services
The P&S segment is comprised of each of our historical segments’ parts & services businesses as well as the upfitting component of our truck bodies business. In addition, our Composites products, which are focused on the use of DuraPlate® composite panels beyond the semi-trailer market, are also part of the P&S segment. This segment also includes Wabash Parts LLC and Linq Venture Holdings LLC entities created in the second quarter of 2022 and the fourth quarter of 2023, respectively, as further described in Note 6 in the Notes to Consolidated Financial Statements. Additionally, the P&S segment includes our Trailers as a Service (TAAS)SM initiative, which combines our market-leading trailer products with emerging capabilities like parts distribution and a growing maintenance and repair network in order to provide a valuable suite of services to our customers. Finally, the P&S segment includes the Company’s Engineered Products business, including stainless-steel storage tanks and silos, mixers, and processors for a variety of end markets. As disclosed throughout this Annual Report on Form 10-K for the year ended December 31, 2023, growing and expanding our parts and services offerings is a key strategic initiative for us moving forward. Refer to the “Products” section below for additional information and details related to the P&S segment’s product offerings.
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

COLD CHAIN	■ Capture opportunities in markets driven by movement of goods through the temperature-controlled cold chain
■ Bring differentiated solutions to create customer value by leveraging innovative technology offerings, including product offerings, such as EcoNex™

LOGISTICS NETWORK EFFICIENCY	■ Pursue opportunities to capitalize on the changing logistics landscape, including the expected growth in power-only networks

■ Grow within the rapidly expanding home delivery market by augmenting truck body offerings with refreshed product offerings

■ Technology advancements are accelerating the disruption of traditional logistics models

RECURRENT REVENUE	■ Pursue organic growth opportunities within parts distribution and truck body upfitting to become a scalable and tech-enabled distribution platform to serve existing and new customers
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
During 2023, we partnered with Loadsmith and continued our partnership with FreightVana to support our Trailers as a Service (“TAAS”)SM initiative. Our TAAS initiative combines our market-leading trailer products with emerging capabilities like parts distribution and a growing maintenance and repair network in order to provide a valuable suite of services to our customers and contribute to our growing base of recurring revenue in our Parts & Services operating segment. The amendment to our Revolving Credit Agreement during the third quarter of 2022, supports our TAAS offering with increased liquidity availability.
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
Capital Allocation Strategy
We believe that a balanced and disciplined capital allocation strategy is necessary to support our growth initiatives and create shareholder value. The objectives and goals of the Company’s capital allocation strategy are summarized below:

Maintain Liquidity:	▪ Manage the business for the long-term
▪ Continue to be equipped for changes in market conditions and strategic growth opportunities

Debt Management:	▪ Maintain healthy leverage ratios

Reinvest for Growth:	▪ Fund capital expenditures and research and development that optimize strategic capacity to support demand as well as support our productivity initiatives

Dividends:	▪ Maintain our regular dividend which has been paid for the last seven consecutive years

Share Repurchases:	▪ Offset dilution from stock-based compensation
▪ Opportunistically repurchase shares
Industry and Competition
Trucking in the U.S., according to the American Trucking Association (“ATA”), was estimated to be a $940.8 billion industry in 2022, representing approximately 81% of the total U.S. transportation industry revenue. From a financial (e.g., value) industry perspective, this represents an increase of approximately 7.5% from ATA’s 2021 estimate and is consistent with the prior year as a percentage of the total U.S. transportation industry revenue (81% in both 2022 and 2021). Furthermore, ATA estimates that approximately 72.6% of all domestic freight tonnage in 2022 was carried by trucks, and 327.5 billion miles were traveled by registered trucks in 2021. Trailer demand is a direct function of the amount of freight to be transported.

Transportation in the U.S., including trucking, is a cyclical industry that has experienced three cycles over the last 20 years. In each of the last three cycles the decline in freight tonnage preceded the general U.S. economic downturn and the recovery has generally preceded that of the economy as a whole. The trailer industry generally follows the transportation industry, experiencing cycles in the early and late 90’s lasting approximately 58 and 67 months, respectively. Truck freight tonnage, according to ATA statistics, started declining year-over-year in 2006 and remained at depressed levels through 2009, when the most recent cycle concluded. After three consecutive years with total trailer demand well below normal replacement demand levels estimated to be approximately 220,000 trailers, the period ending December 31, 2019 demonstrated six consecutive years of healthy demand in which there were total trailer shipments of approximately 269,000, 308,000, 286,000, 288,000, 323,000, and 328,000 for the years ending 2014, 2015, 2016, 2017, 2018, and 2019, respectively. Since 2020’s decrease in trailer production (during the worst part of the COVID-19 pandemic) to approximately 206,000 trailer shipments that year, according to ATA, trailer production has rebounded in 2022 and 2023 to levels seen in the previous decade.
According to ACT Research Company (“ACT”) and FTR Associates (“FTR”), total U.S. trailer production in 2022 was approximately 308,000 trailers. ACT and FTR estimate 2023 production to be approximately 311,000 and 322,000 trailers, respectively. This represents an increase of approximately 1% and 4.4%, respectively from 2022. The current estimates from ACT and FTR for 2024 for United States trailer production is 254,000 and 240,000, respectively which is 18.2% and 25.5% below 2023 production estimates. This is indicative of a freight market downcycle that has taken shape since the middle of 2022, when the industry saw freight volumes and average truckload spot rates fall relatively quickly. Although these challenging conditions are expected to continue into 2024 and may impact future trailer production, it appears the industry is at a cycle bottom and waiting for freight volumes to recover. Additional discussion and analysis is included under the section titled "Industry Trends" included within Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Annual Report on Form 10-K.
Trailer manufacturers compete primarily through the quality of their products, customer relationships, innovative technology, and price. We have observed others in the industry also pursue the development and use of composite sidewalls that compete directly with our DuraPlate® products. Our product development is focused on maintaining a leading position with respect to these products and on development of new products and markets, leveraging products across our segments such as EcoNexTM Technology, as well as our expertise in the engineering and design of customized products.
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
Human Capital Resources and Management
As of December 31, 2023, we had approximately 6,700 full-time employees. Throughout 2023, essentially all of our active employees were non-union. Our temporary employees represented less than 1% of our overall production workforce as of December 31, 2023.
We believe our commitment to our human capital resources is key to our mission to enable our customers to succeed with breakthrough ideas and solutions that help them move everything from first to final mile. In addition, our human capital resources are at the core of our Values and Leadership Principles. The Company’s executives (the “Senior Leadership Team”), including the President and Chief Executive Officer, are responsible for developing and executing the Company’s human capital strategy. This includes the attraction, acquisition, development, and engagement of talent to deliver on the Company’s strategy and the design of employee compensation and benefits programs. The Senior Leadership Team is also responsible for developing and integrating the Company’s diversity and inclusion roadmap. In addition, regular updates are provided to the Company’s Board of Directors and its committees on the operation and status of human capital trends and activities. Key areas of focus for the Company include:

•Employee Engagement – We define engagement as a deep connection and sense of purpose at work that creates extra energy and commitment. Our goal is to engineer a winning culture that is designed to execute the Company’s strategic plan. Over the long-term, we seek better outcomes from having a highly engaged and values-aligned workforce, including higher retention, higher productivity, better customer satisfaction, better quality, and better safety. We provide all employees with the opportunity to share their opinions and feedback on our culture through a voluntary annual employee engagement assessment where all employees are encouraged to participate. Results are measured and analyzed to enhance the employee experience, promote employee retention, drive positive change, and leverage the overall success of our organization.
▪Talent Development – One of our Company values is Always Learn. We put that into practice by offering our own welding and skills training courses, self-directed learning modules and an executive leadership development program at no cost to employees. Additionally, we host a wide variety of learning and development opportunities through our custom-tailored Learning Management System — Wabash U. Our employees have access through an online portal to thousands of self-directed and instructor-led courses on a variety of professional development topics. Our employees also have access to WMS University (“WMS U”), which was developed and accredited by Purdue University’s Dauch Center for the Management of Manufacturing Enterprises and TP3 Institute for smart manufacturing. WMS U teaches participants about our WMS systems and tools in our lean enterprise, the goal of which is to equip our employees with the knowledge to live WMS principles every day. There are over 225 graduates to date from our WMS U programs. Finally, in partnership with Purdue University, we developed curriculum for WMS Facilitator and Coaching training, which was launched during the first quarter of 2022.
Targeted learning and development opportunities are also created through external partnerships, including special development programs for front line leaders (with over 400 trained since the program began in 2022), as well as focused executive development across a variety of topics. Full-time Wabash employees can pursue various courses, undergraduate and graduate degree programs, or relevant certifications at an accredited college or university without added financial burden by using our Accelerator tuition reimbursement program. We provide all employees a wide range of professional development experiences, both formal and informal, at all stages in their careers. In addition, Wabash employees and dependents of employees are eligible for a variety of scholarships offered by Wabash and the industry associations to which we belong. We support the youth in our communities through program funding, training programs, internships, co-ops, and our emerging leadership development programs. We also sponsor youth clubs in our communities, including robotics clubs, STEM programs, and the Purdue University’s Women in Engineering Program. In 2023, we awarded 12 high school graduates with Wabash scholarships totaling $60,000.
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
We continually focus on reducing the severity and frequency of workplace injuries to create a safe environment for our employees. We provide ongoing safety training and development at our production facilities, which are designed to focus on empowering our employees with the knowledge and tools they need to make safe choices and to mitigate risks. Our employees are encouraged to identify safety opportunities and report near-misses through our safety good catch program. The Company utilizes a mixture of leading and lagging indicators to assess the health and safety performance of its operations. For example, a lagging indicator includes the OSHA Total Recordable Incident Rate (“TRIR”). TRIR in 2023 was 4.32, which is one of the Company’s best-ever years for TRIR performance. A leading metric we use is scoring from our Blueprint for Excellence, which assesses a facility’s overall safety program and identifies key areas of improvement. Wabash utilizes a software platform to proactively mitigate safety risks by driving business decisions based on actionable insights and advanced analytics. We continue to encourage reporting of near-miss incidents and track near-misses enterprise-wide.
Our safety awards include:
◦2022 Truck Trailer Manufacturers Association Plant Safety Awards (Fond du Lac, WI, and New Lisbon, WI)
◦2021 Truck Trailer Manufacturers Association Plant Safety Awards (Little Falls, MN, and San José Iturbide, Guanajuato, Mexico)
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
▪Diversity and Inclusion – Wabash is committed to having a workforce that is diverse and embraces inclusion at all levels, reflecting the diversity of our customers and the varied environments in which we conduct business around the globe. Recognizing, valuing, and fully leveraging our different perspectives and backgrounds to achieve our business goals demonstrate our inclusive culture and are part of our Leadership Principles (“Embrace Diversity and Inclusion”). We need inclusion and diversity to achieve our targeted business results and fulfill our vision of being the visionary leader of connected solutions for the transportation, logistics and distribution industries. Openness to diversity widens our access to the best talent, and inclusion allows us to engage that talent fully. In addition, we place special focus on preventing pay imbalances among genders, including proactive adjustments to pay, titles, and/or benefits to prevent gender pay gaps.
In 2023, 66% of our total hourly hires were women and/or minorities, and 47% of total salaried hires in 2023 were women and/or minorities.
▪Compensation and Benefits – Wabash is committed to providing a comprehensive total compensation and benefits program that is competitive within the local market as well as the industries we serve. Our compensation and benefits program not only ensures external market competitiveness and internal equity, but it also maintains a strong emphasis on performance. The tenets of our compensation philosophy are:
◦Compensation is calibrated to market to facilitate access to and retain needed talent.
◦Compensation design is transparent to help employees clearly understand all components of their compensation.
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
▪Community Involvement – Wabash’s charitable giving program combines volunteer work with financial support to make a meaningful, lasting impact on our communities. We actively partner with nonprofit groups and projects to donate time, needed materials and financial resources to support the communities where we live and work. We place special emphasis on combating food insecurity in our communities, as well as supporting children and veterans. We believe that enriching the lives of those around us is a powerful investment in our future. Involvement in our communities is unique to our various locations. During 2022, we announced a national partnership to help end food insecurity with Feeding America®, the nation’s largest domestic hunger-relief organization. Through this partnership, Wabash has donated $150,000 annually in support of mobile food pantries and freight subsidies, which are crucial to increasing the distribution of fresh and healthy food in vulnerable communities. This national partnership is an expansion of the work Wabash has done over the past 20 years on a local level with various Feeding America member food banks.
In 2023, Wabash donated more than $755,000 through corporate gifts, local charitable sponsorships and employee donations to nonprofit organizations. Our charitable contributions included gifts to Feeding America, Fisher House, United Way, Cystic Fibrosis Foundation, Junior Achievement, National Alliance on Mental Illness, Gary Sinise Foundation, Boys and Girls Club, Humane Society, Habitat for Humanity, Mental Health America, Wreaths Across America, Special Olympics, YWCA, Boys Scouts of America, and more. In addition to these organizations, we also supported local schools across the country with robotics clubs, weld programs, career development, food bank backpack programs, youth sports, music enrichment programs, and more.

We also run a Day of Giving program, which allows all full-time employees the opportunity to volunteer one scheduled workday each calendar year. In 2023, around 10% of the Company's workforce dedicated over 5,000 hours of volunteer work, actively supporting local food banks, homeless shelters, veteran services agencies, environmental conservation programs, local schools’ leadership and career readiness activities, Junior Achievement, Salvation Army, YWCA, local animal shelters, Wreaths Across America, youth athletics, art programs, foster child agencies, programs to support people with disabilities, and more.
Our annual Corporate Responsibility Report is available on our website (ir.onewabash.com) and references the ongoing environmental, social, and governance (ESG) initiatives that demonstrate our commitment to sustainability and social responsibility. The content on any website referred to in this Annual Report on Form 10-K is not incorporated by reference into this Annual Report on Form 10-K unless expressly noted.
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
▪Technology and Innovation – We continue to be recognized by the trucking industry as a leader in developing technology to provide value-added solutions for our customers that reduce trailer operating costs, improve revenue opportunities, and solve unique transportation problems. Throughout our history, we have been and we expect to continue to be a leading innovator in the design and production of trailers and related products. We have commercialized and launched DuraPlate® Cell Core, a modified DuraPlate® panel that reduces the weight of a conventional 53 foot DuraPlate® trailer by 300 pounds without compromising strength or durability. Our refrigerated van offerings now include EcoNexTM Technology, which is under our recently introduced AcuthermTM portfolio of solutions designed for intelligent thermal management. In connection with our Cold Chain strategic initiative, a refrigerated trailer with EcoNexTM Technology provides up to 28% improvement in thermal performance over Wabash’s conventional ArcticLite® refrigerated trailer, and is being engineered to be lighter with greater strength and durability. This translates into lower lifetime operational costs and more conscious use of resources. In August 2022, we announced a $20 million investment to be made in our manufacturing capacity to scale our EcoNexTM technology within refrigerated vans, truck bodies, and other transportation and logistics related products. Additionally, The Kroger Company continues to a be a large Wabash customer since placing an initial order for more than $10 million in 2021 of refrigerated home delivery vehicles with EcoNexTM Technology.
During 2021, we received the 2021 Indiana Manufacturers Association’s Manufacturing Excellence Award for Innovation for our EcoNexTM Technology. We are leveraging this innovative technology in other facets of our business, such as the final mile and home delivery space.
Since December 2021 we have partnered with Purdue University to accelerate the Company’s speed to market with proprietary, innovative products. The partnership connects Wabash to Purdue’s Office of Industry Partnerships, allowing us to leverage Purdue University’s resources to deliver new and improved sustainability-focused solutions to the transportation, logistics, and distribution industries.
▪Significant Brand Recognition – In January 2022, Wabash National Corporation and its portfolio of brands rebranded as Wabash® and began a significant shift in the Company’s go-to-market brand strategy. This rebranding provides the foundation to build upon our history of being one of the most widely recognized brands in the industry, recognized for quality, performance, and innovation leadership. It also positions us to increase the ease of doing business for customers and solve critical customer needs with innovative solutions across products from the first to final mile. In addition, we were named to the Forbes list of America’s Most Successful Small-Cap Companies 2024.

▪WMS and Enterprise Lean – By codifying what makes our company great, the Wabash Management System (“WMS”) drives focus on the interconnected processes that are critical for success across our business. WMS is based on forward planning and continuous capability evaluation as we simultaneously drive execution and breakthrough performance. WMS requires everyone to be an active contributor to our enterprise-wide lean efforts and enables growth through innovation and industry leading customer satisfaction and alliances. Our WMS principles underpin an ongoing improvement cycle that includes Strategic Planning and Deployment, Kaizen, and Daily Management. It is through this set of standards and thinking that we create a “One Wabash” approach to our customers, add new business capabilities, and enable profitable growth.
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
▪Extensive Distribution Network – We utilize a network of 23 independent dealers with approximately 70 locations throughout North America to distribute our van trailers. Our platform trailer distribution network consists of 58 independent dealers with approximately 105 locations throughout North America. Our tank trailers are distributed through a network of 3 independent dealers with 5 locations throughout North America, along with additional arrangements to provide supplemental coverage as needed. Additionally, our truck body commercial network consists of more than 900 partners. Our commercial network primarily serves mid-market and smaller sized carriers and private fleets in the geographic region where the partner is located and occasionally may sell to large fleets.
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
•Van, Platform, and Tank Trailers
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
▪Truck Bodies and Related Products
◦Wabash® Dry Freight Truck Bodies. These truck bodies range from 12 to 30 feet in length with exterior walls assembled from one of several material options, including our premium DuraPlate® panels and pre-painted aluminum sheet and post. Additional features include industry-leading durable one-piece front header design, LED marker lights, sealed wiring harnesses, hardwood flooring, and various door configurations to accommodate end-user loading and unloading requirements. This product is adaptable for a diverse range of uses in dry-freight transportation.
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
◦Insulated AcuthermTM Refrigerated Truck Bodies. These insulated van bodies, in lengths from 12 to 28 feet, provide versatility and dependability for temperature-controlled applications. Flexible for either hand-load or pallet-load requirements, they are ideal for multi-stop distribution of both fresh and frozen products. Soon to be offered in late 2024, AcuthermTM Refrigerated Truck Bodies with EcoNexTM Technology will join the ranks of our refrigerated products introducing a lighter and more thermally efficient insulated wall, floor, and roof construction to meet the growing demand for a more sustainable thermal delivery solution for our customers.
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
•Linq Venture Holdings, LLC
◦Linq Venture Holdings LLC. As further described in Note 6 in the Notes to Consolidated Financial Statements, during the fourth quarter of 2023, the Company continued to unify and expand its parts and services capabilities and ecosystem by executing an agreement with a partner to create a new legal entity (Linq Venture Holdings LLC, “Linq”) to develop and scale a digital marketplace in and for the transportation and logistics distribution industry. Linq is intended to be the digital channel to market Wabash equipment and parts & services, as well as non-Wabash parts & services, in a digital marketplace format to end-customers as well as dealers.
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

Customers
Our customer base has historically included many of the nation’s largest truckload common carriers, leasing companies, private fleet carriers, less-than-truckload common carriers, and package carriers. We continue to expand our customer base and achieve diversification through acquisitions, organic growth, product innovation, and through our extensive distribution and service network. All of these efforts have been accomplished while maintaining our relationships with our core customers. Our five largest customers together accounted for approximately 32%, 33%, and 30% of our aggregate net sales in 2023, 2022 and 2021, respectively. Our largest customer accounted for 12% of our aggregate net sales in 2023. No individual customer accounted for more than 10% of our aggregate net sales in either 2022 or 2021. International sales accounted for less than 10% of net sales for each of the last three years.
We have established relationships as a supplier to many large customers in the transportation industry for our dry and refrigerated van products, platform trailers, and tank trailers, including the following:
▪Truckload Carriers: Averitt Express, Inc.; Crete Carrier Corporation; J.B. Hunt Transport, Inc.; and Werner Enterprises, Inc.
▪Less-Than-Truckload Carriers: Old Dominion Freight Lines, Inc.; R&L Carriers, Inc.; and Saia, Inc.
▪Leasing Companies: Penske Truck Leasing Company; Ryder System, Inc.
▪Private Fleets: Kroger; Target Corporation; and Walmart.
▪Liquid Carriers: Dana Liquid Transport Corporation; Oakley Transport, Inc.; Quality Carriers, Inc.; and Sprint Transport, LLC.
Through our engineered products component of the Parts & Services segment we also sell our products to other customers including, but not limited to, GlaxoSmithKline Services Unlimited and W.M. Sprinkman.
In addition, we sell our truck bodies to fleet leasing customers and direct customers including, but not limited to: Budget Truck Rental, LLC; Enterprise Holdings, Inc.; Penske Truck Leasing Company; and Ryder System, Inc. Notable end users of our truck body products include, but are not limited to: Krispy Kreme, Inc.; Southern Glazer’s Wine and Spirits of America; and Costco Wholesale Corporation.
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
Raw Materials
We utilize a variety of raw materials and components including, but not limited to, specialty steel coil, stainless steel, plastic, aluminum, lumber, tires, landing gear, axles and suspensions, which we purchase from a limited number of suppliers. While we manage some of our commodity price changes by entering into fixed price contracts with our suppliers and through financial derivatives, raw material costs as a percentage of net sales for 2023 increased slightly compared to 2022. Significant price fluctuations or shortages in raw materials or finished components have had, and could have in the future, adverse effects on our results of operations. In 2024 and for the foreseeable future, we expect that the raw materials used in the greatest quantity will be steel, aluminum, plastic, and wood. We will continue to endeavor to pass along raw material and component cost increases. Price increases used to offset inflation or disruption of supply in core materials have generally been successful, although sometimes are delayed. Increases in prices for these purposes represent a risk in execution. In an effort to minimize the effect of price fluctuations, we hedge certain commodities that have the potential to significantly impact our results of operations.

Backlog
Orders that have been confirmed by customers in writing and have defined delivery timeframes are included in our backlog. Orders that comprise our backlog may be subject to changes in quantities, delivery, specifications, terms, or cancellation. The following table presents backlog information as of December 31, 2023 and December 31, 2022 (in millions):

	December 31,
	2023	2022	Change
12-month backlog	$1,589	$2,787	(43)%
Total backlog	$1,895	$3,396	(44)%
The decrease in rolling 12-month backlog and total backlog from December 31, 2022 is primarily related to the current order season materializing similarly to the calendarization of many years prior to COVID-19, particularly for our dry van products. Our observation thus far during the current season for dry vans generally align with industry forecasters in that demand seems poised for a modest pullback.
In addition, we continue to believe that our long-term relationship agreements with certain strategic customers (including J.B. Hunt Transport Inc., which we announced in January, 2023) will provide a good base of backlog for years to come. Refer to the “Outlook” section below for additional details related to industry and market conditions.
Patents and Intellectual Property
We hold or have applied for 153 patents in the U.S. on various components and techniques utilized in our manufacture of transportation equipment and engineered products. In addition, we hold or have applied for 153 patents or registered designs in foreign countries. Our patents include intellectual property related to the manufacture of trailers, containers, truck bodies, platform trailers, tanks, and other engineered products—all of which we believe offer us a significant competitive advantage in the markets in which we compete.
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

We also hold or have applied for 46 trademarks in the U.S. as well as 73 trademarks in foreign countries. These trademarks include the Wabash® brand as well as trademarks associated with our proprietary technologies and products such as DuraPlate®, MaxClearance® Overhead Door System, Trust Lock Plus®, EZ-7®, DuraPlate Aeroskirt®, Aeroskirt CX®, DuraPlate HD®, Lock-Rite®, and EZ-Adjust®. Further, our EcoNexTM Technology trademark application currently pending in the U.S., Canada, Mexico, and Australia covers our proprietary molded structural composites technology featured in many of our refrigerated solutions. Additional trademark and service mark applications covering our proprietary technologies include AcuthermTM covering an intelligent thermal management system of components, products, and solutions as well as our Trailers as a Service (TAAS)™ platform for providing customers with trailer pool services. We believe all of these trademarks are important for the identification of our products and the associated customer goodwill; however, our business is not materially dependent on such trademarks.
Environmental Matters
Our facilities are subject to various environmental laws and regulations, including those relating to air emissions, climate change, wastewater discharges, the handling and disposal of solid and hazardous wastes and occupational safety and health. Our operations and facilities have been, and in the future may become, the subject of enforcement actions or proceedings for non-compliance with such laws or for remediation of company-related releases of substances into the environment. Resolution of such matters with regulators can result in commitments to compliance abatement or remediation programs and, in some cases, the payment of penalties (see “Legal Proceedings” in Part I, Item 3 for more details).
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
Information About Our Executive Officers
The following are the executive officers of the Company:

Name	Age	Position
Brent L. Yeagy	53	President and Chief Executive Officer, Director on the Board of Directors
M. Kristin Glazner	46	Senior Vice President, Chief Administrative Officer, Corporate Secretary
Kevin J. Page	62	Senior Vice President, Chief Commercial Officer
Michael N. Pettit	48	Senior Vice President, Chief Financial Officer
Dustin T. Smith	46	Senior Vice President, Chief Operating Officer
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

M. Kristin Glazner. Ms. Glazner was appointed to Senior Vice President, Chief Administrative Officer (“CAO”) in December 2023. She remains General Counsel, Chief Human Resources Officer, and Corporate Secretary, roles in which she has served since June, 2020, in addition to her added responsibility of Chief Administrative Officer. She previously served as Senior Vice President and Chief Human Resources Officer since November 2018. Ms. Glazner joined Wabash in February 2010 as Corporate Counsel and served in that role until October 2017, when she was appointed to the position of Vice President – Human Resources and Legal Administration, then Vice President – Corporate Human Resources. Before joining Wabash, Ms. Glazner was an attorney with the law firm Baker & Daniels LLP (now Faegre Drinker Biddle & Reath LLP) from 2002 to 2010. She holds a Juris Doctor degree from Indiana University Maurer School of Law and a Bachelor of Arts degree from Butler University.
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
Dustin T. Smith. Mr. Smith was appointed Senior Vice President, Chief Operating Officer in December 2023. He previously served as Chief Strategy Officer from June 2021 to December 2023 and as Senior Vice President, Global Operations from March 2020 to June 2021. Mr. Smith joined Wabash in 2007 and has held a number of positions with increasing responsibility, including Director of Finance, Director of Manufacturing, Vice President of Manufacturing, Senior Vice President and General Manager - Commercial Trailer Products, and Senior Vice President and Group President - Commercial Trailer Products. Prior to Wabash, from 2000 to 2007, Mr. Smith held various positions at Ford Motor Company in Dearborn Michigan, across both product development and manufacturing divisions, including Plant Controller. His 23+ years of experience in finance and operations gives Mr. Smith a unique understanding of how manufacturing systems directly affect financial results. Mr. Smith holds a Bachelor of Science in Accounting and an MBA in Corporate Finance from Purdue University. He has also completed the Advanced Management Program at Harvard Business School, in addition to attending several executive programs at the Booth School of Management from University of Chicago.

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
Demand for our products is sensitive to changes in economic conditions, including changes related to unemployment, consumer confidence, consumer income, new housing starts, industrial production, government regulations, inflationary pressures, and the availability of financing and interest rates. The status of these economic conditions periodically has an adverse effect on truck freight and the demand for, and the pricing of, our products, and has also resulted in, and could in the future result in, the inability of customers to meet their contractual terms or payment obligations, any of which could have a material adverse effect on our business, financial condition, cash flows and results of operations.
Our business is highly cyclical, and a downturn could have a material adverse effect on our business, financial condition, cash flows and results of operations.
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
We have longstanding relationships with a number of large customers to whom we supply our products. We do not have long-term agreements with all of these customers. Our success is dependent, to a significant extent, upon the continued strength of these relationships and the growth of our core customers. We often are unable to predict the level of demand for our products from these customers, or the timing of their orders. In addition, the same economic conditions that adversely affect us also often adversely affect our customers. Furthermore, we are subject to a concentration of risk as the five largest customers together accounted for approximately 32% of our aggregate net sales in 2023. Our largest customer accounted for 12% of our aggregate net sales in 2023. No individual customer accounted for more than 10% of our aggregate net sales in either 2022 or 2021. The loss of a significant customer or unexpected changes or delays in product purchases could have a material adverse effect on our business, financial condition, cash flows and results of operations.
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
Inflation rates in the markets in which we operate have seen increases in past years and may continue to rise. Inflation and elevated price levels have led us to experience higher costs of labor, materials and transportation. Our suppliers have raised their prices and may continue to raise prices, and in the competitive markets in which we operate, we may not be able to make corresponding price increases to preserve our gross margins and profitability. Deteriorating economic and political conditions and uncertainty, such as increased unemployment, changes in capital spending, declines in consumer confidence, or economic slowdowns or recessions, could cause a decrease in demand for our products. If inflation rates continue to rise or remain elevated for a sustained period of time, they could materially and adversely affect our business, financial condition, cash flows, and results of operations.
We have a limited number of suppliers of raw materials and components; increases in the price of raw materials and components or the inability to obtain raw materials and components could have a material adverse effect on our business, financial condition, cash flows and results of operations.
We currently rely on a limited number of suppliers for raw materials and key components in the manufacturing of our products, such as tires, landing gear, axles, suspensions, specialty steel coil, stainless steel, plastic, aluminum and lumber. There have been, and may continue to be, shortages of supplies of raw materials or components (including foam insulation, suspension components and wiring), or our suppliers may place us on allocation, which has and would continue to have an adverse impact on our ability to meet demand for our products. Disruptions to the supply chain, shortages and allocations of raw materials and components have resulted and may continue to result in an increased backlog of orders for trailers and certain other products and inefficient operations, and in some cases may produce a build-up of inventory, all of which can negatively affect our working capital position, increase costs that are passed on to customers and delay our ability to fulfill customer orders. The loss of any of our suppliers or their inability to meet our price, quality, quantity and delivery requirements could have a material adverse effect on our business, financial condition, cash flows and results of operations. In addition, price volatility and changes in the availability of commodities we purchase, which have fluctuated significantly in the past, impact the pricing of raw materials, can increase production costs and could have negative impacts on our operating margins.

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
Our ability to operate our business and implement our strategies depends, in part, on the efforts of our executive officers and other key associates. Tight labor markets may negatively impact our ability to retain a sufficient workforce of qualified personnel. Labor shortages, increased competition in the hiring market, high employee turnover rates and the resulting impacts of increased recruitment costs, wages and training and related inefficiencies, may disrupt our ability to meet consumer demands and expectations. Our future success depends, in large part, on our ability to attract and retain qualified personnel, including manufacturing personnel, sales professionals and engineers. The unexpected loss of services of any of our key personnel or the failure to attract or retain other qualified personnel, including personnel with engineering and technical expertise in the industry, could have a material adverse effect on our business, financial condition, cash flows and results of operations.
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
Our truck body product lines compete in the highly competitive specialized vehicle industry which may impact our financial results.
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
A number of our competitors followed our leadership in the development and use of composite sidewalls that brought them into direct competition with our DuraPlate® products. Our product development is focused on maintaining our leadership for these products and others, but competitive pressures may erode our market share or margins. We hold U.S. and foreign utility and design patents and patent applications on various components and techniques utilized in our manufacturing of transportation equipment and products with expiration dates ranging from 2024 to 2044. We continue to take steps to protect our proprietary rights in our products and the processes used to produce them. However, the steps we have taken may not be sufficient or may not be enforced by a court of law. If we are unable to protect our intellectual properties, other parties may attempt to copy or otherwise obtain or use our products or technology. If competitors are able to use our technology, our ability to effectively compete could be harmed and this could have a material adverse effect on our business, financial condition, cash flows and results of operations. In addition, litigation related to intellectual property could result in substantial costs and efforts which may not result in a successful outcome.
Disruption of our manufacturing operations could have a material adverse effect on our business, financial condition, cash flows and results of operations.
We manufacture our van trailer products at two facilities in Lafayette, Indiana, a flatbed trailer facility in Cadiz, Kentucky, a hardwood floor facility in Harrison, Arkansas, three liquid-transportation systems facilities in New Lisbon, Wisconsin; Fond du Lac, Wisconsin; and Queretaro, Mexico, two engineered products facilities in New Lisbon, Wisconsin; and Elroy, Wisconsin, five truck body facilities in Goshen, Indiana; Cleburne, Texas; Griffin, Georgia; Jonestown, Pennsylvania; and Moreno Valley, California, produce composite products in Lafayette, Indiana, and produce our EcoNexTM Technology products in Little Falls, Minnesota. Our production at these facilities could be subject to disruptions which may include work stoppages, severe weather, natural disaster, public health crises, including the spread of a contagious disease, pandemics or epidemics, quarantines or shutdowns related to public health crises, threats to physical security or information security systems or other catastrophic events beyond our control. The effects of climate change, including increased severity and frequency of extreme weather events, natural disasters, long term changes in temperature levels and water availability, may exacerbate these risks, and could increase the costs of insuring company assets. An unexpected disruption in our production at any of these facilities for any length of time could have a material adverse effect on our business, financial condition, cash flows and results of operations. Similarly, if one or more of our customers experiences an unexpected disruption, that customer may reduce or halt purchases of our products, which could result in reduced production or other cost-reduction initiatives at our related manufacturing facilities.

Our failure to effectively manage, safeguard, design, manufacture, service, repair, and maintain our leased (or subleased) trailers could have a material adverse effect on our business, financial condition, cash flows and results of operations.
Our Trailers as a Service (TAAS)SM initiative includes leased and subleased trailers. These trailers and our current and future TAAS initiative trailers have long economic lives and managing our evolving trailer fleet is a critical element to our leasing business.
We face significant risks and challenges to our business and prospects as a recent entrant into the leasing and subleasing industry, including, among other things, with respect to our ability to design and build long-lived products that are aligned with freight leasing customer needs and changes in legislation and regulations in the various markets in which we operate, and cost-effectively maintain and repair our fleet to maximize the economic life of the products and the proceeds we receive from product sales. As the needs of our freight leasing customers and the scope of our customers change, we may incur costs to relocate or retrofit our assets to better meet shifts in demand. If the distribution of our assets is not aligned with regional demand or there is excess leased equipment in the fleet industry, we may be unable to take advantage of sales and leasing opportunities in certain regions, despite excess inventory in other regions.
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
Our joint venture arrangement to create Linq Venture Holdings LLC and related agreements are subject to risks and we may fail to realize all of the expected enhanced revenue, earnings and cash flows.
Our ability to realize all of the expected enhanced revenue, earnings, and cash flows from our agreements related to the creation of Linq Venture Holdings LLC, a jointly owned legal entity, will depend, in substantial part, on each party’s ability to successfully develop, operate, and scale a digital marketplace for the transportation and logistics distribution industry. In connection with this joint venture, the parties plan to use an engaged investor operating model to help accelerate the development and scaling, with a goal to migrate the digital marketplace to us and terminate these relationships in the future. While we believe we will ultimately achieve these objectives, it is possible that we will be unable to achieve all of the goals within our anticipated time frame or in the anticipated amounts.
If we are not able to successfully complete our digital marketplace strategy and transition of the related business, the anticipated enhanced revenue, earnings and cash flows resulting from this joint venture may not be realized fully or may take longer to realize than expected. Our participation in this joint venture is also subject to the risks that put/call arrangements and other joint venture exit rights could require us to utilize our cash flow, incur additional indebtedness or issue stock to satisfy the payment obligations in respect of such arrangements.
Additional risks include that we do not have sole decision‑making authority and have a minority right to appoint members to the board of the joint venture, which could require us to expend additional resources on resolving impasses or potential disputes. Our future growth may be limited if we are unable to maintain good relationships or maintain aligned goals with our joint venture partner.
We may fail to realize all of the expected enhanced revenue, earnings and cash flow from our agreement to create Wabash Parts LLC, a jointly owned legal entity.
Our ability to realize all of the expected enhanced revenue, earnings, and cash flow from our 2022 agreement with a partner to create Wabash Parts LLC, a jointly owned legal entity, will depend, in substantial part, on each party’s ability to successfully operate a parts and services distribution platform and achieve our projected distribution goals. While we believe we will ultimately achieve these objectives, it is possible that we will be unable to achieve all of the goals within our anticipated time frame or in the anticipated amounts. If we are not able to successfully complete our parts and services distribution strategy, the anticipated enhanced revenue, earnings and cash flows resulting from this joint venture may not be realized fully or may take longer to realize than expected.
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
The length, height, width, maximum weight capacity and other specifications of truck and tank trailers are regulated by individual states. The federal government also regulates certain trailer safety features, such as lamps, reflective devices, tires, air-brake systems and rear-impact guards. In addition, most tank trailers we manufacture have specific federal regulations and restrictions that dictate tank design, material type and thickness. Our products are also subject to various state and federal environmental laws and regulations specifically including those related to greenhouse gas emissions, including regulations with respect to per-and polyfluoroalkyl substances (PFAS). Changes or anticipation of changes in these regulations can have a material impact on our financial results, as our customers may defer purchasing decisions and we may have to re-engineer products. We are subject to various environmental laws and regulations dealing with the transportation, storage, presence, use, disposal and handling of hazardous materials, discharge of storm water and underground fuel storage tanks, and we may be subject to liability associated with operations of prior owners of acquired property. In addition, we are subject to laws and regulations relating to the employment of our employees and labor-related practices.
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
The U.S. government previously announced, and in some cases implemented, an approach to trade policy that includes renegotiating or potentially terminating certain trade agreements, as well as implementing or increasing tariffs on foreign goods and raw materials such as steel and aluminum. These tariffs and potential tariffs have resulted, and may further result, in increased prices for certain imported goods and raw materials. While we source the majority of our materials and components domestically, tariffs and potential tariffs have caused, and may continue to cause, increases and volatility in prices for domestically sourced goods and materials that we require for our products, particularly aluminum and steel. When the costs of our components and raw materials increase, we may not be able to hedge or pass on these costs to our customers, which could have a material adverse effect on our business, financial condition, cash flows and results of operations.
Product liability and other legal claims could have a material adverse effect on our business, financial condition, cash flows and results of operations.
As a manufacturer of products widely used in commerce, we are subject to product liability claims and litigation, as well as warranty claims. From time-to-time claims may involve material amounts and novel legal theories, and any insurance we carry may not provide adequate coverage to insulate us from material liabilities for these claims, or we may not be able to maintain this insurance on our preferred terms or at an acceptable cost. Additionally, we are, and may in the future be, party to safety-related litigation that could materially and adversely affect our financial condition, results of operations and cash flows. Our strategy has been, and continues to be, to mount a vigorous defense against such claims. We cannot predict with certainty the extent to which we will be successful in litigating or otherwise resolving these claims in the future, and we continue to evaluate different strategies related to the safety-related claims filed against us. Even if lawsuits are decided in our favor, or are unfounded, we may incur material expenses and reputational damage. Such matters may also require significant management attention. Unfavorable rulings, judgments or settlement terms could have a material adverse impact on our business and financial condition, results of operations and cash flows.
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
These considerations may also result in additional and increasingly stringent international, national, regional or local legislative or regulatory responses to mitigate greenhouse gas emissions. Timing and scope of any regulations are uncertain, and regulation could result in additional costs of compliance, increased energy, transportation and materials costs and other additional expenses to improve the efficiency of our products, facilities and operations. We could also face increased costs related to defending and resolving legal claims and other litigation related to climate change regulations and the alleged impact of our operations on climate change.
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
If our cash flows and capital resources are insufficient to fund our debt service obligations, and other cash requirements, we could face substantial liquidity problems and could be forced to reduce or delay capital expenditures or to sell assets or operations, seek additional capital or restructure or refinance our indebtedness. We may not be able to affect any such alternative measures, if necessary, on commercially reasonable terms or at all and, even if successful, such alternative actions may not allow us to meet our scheduled debt service obligations. Rising interest rates, along with actions by credit ratings agencies, such as downgrades or negative changes to our ratings outlook, may also reduce our ability to access the capital markets and/or increase our cost of capital either of which could have material adverse effects on our financial condition and cash flows. The indenture governing the New Senior Notes and the Credit Agreement (each, as defined below) restrict (a) our ability to dispose of assets and use the proceeds from any such dispositions and (b) the Company’s and our subsidiaries’ ability to raise debt or certain equity capital to be used to repay our indebtedness when it becomes due. We may not be able to consummate those dispositions or to obtain proceeds in an amount sufficient to meet any debt service obligations then due.
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
As of December 31, 2023, we had approximately $400.0 million of total indebtedness, and approximately $339.9 million of additional borrowings were available and undrawn under the Revolving Credit Agreement (as defined below). We also have other contractual obligations and currently pay a regular quarterly dividend of $0.08 per share, or approximately $4.0 million in the aggregate per quarter.
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
▪Public health crises, including the spread of a contagious disease, pandemics or epidemics, quarantines or shutdowns related to public health crises and other catastrophic events;

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
As of December 31, 2023, we believe we are in compliance with the provisions of our New Senior Notes indenture and our Credit Agreement. Our ability to comply with the various terms and conditions in the future may be affected by events beyond our control, including prevailing economic, financial and industry conditions.
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
Also, shareholders may from time to time engage in proxy solicitations, advance shareholder proposals or otherwise attempt to effect changes or acquire control over the Company. Such shareholder campaigns could disrupt our operations and divert the attention of our Board of Directors and senior management and employees from the pursuit of business strategies and adversely affect our results of operations, cash flows and financial condition.

ITEM 1B—UNRESOLVED STAFF COMMENTS
None.
ITEM 1C—CYBERSECURITY
The Company’s Board of Directors (the “Board”) recognizes the critical importance of maintaining the trust and confidence of our customers, clients, business partners and employees. The Board is actively involved in oversight of the Company’s risk management program, and cybersecurity represents an important component of the Company’s overall approach to enterprise risk management (“ERM”). The Company’s cybersecurity policies, standards, processes, and practices are fully integrated into the Company’s ERM program. In general, the Company seeks to address cybersecurity risks through a comprehensive, cross-functional approach that is focused on preserving the confidentiality, security and availability of the information that the Company collects and stores by identifying, preventing and mitigating cybersecurity threats and effectively responding to cybersecurity incidents when they occur.
Risk Management and Strategy
As one of the critical elements of the Company’s overall ERM approach, the Company’s cybersecurity program is focused on the following key areas:
Governance: The Board’s oversight of cybersecurity risk management is supported by the Audit Committee of the Board, which regularly interacts with the Company’s General Counsel, ERM committee, the Sr. Director, IT, and executive leadership. The ERM committee is a cross-functional team of high-level leaders that meet at least quarterly to anticipate, identify, prioritize, and manage material risks to the Company’s strategic objectives. It conducts an extensive bi-annual survey and interview process to identify the material risks, and it continues to monitor for any emerging material risks between surveys. The ERM Committee reports on its findings and activities twice annually to the Audit Committee of the Board.
Collaborative Approach: The Company has implemented a comprehensive, cross-functional approach to identifying, preventing and mitigating cybersecurity threats and incidents, while also implementing controls and procedures, including an incident response team, that provide for the prompt escalation of certain cybersecurity incidents so that decisions regarding the public disclosure and reporting of such incidents can be made by management in a timely manner. Senior leadership also briefs the Board on information security matters with quarterly updates.
Technical Safeguards: The Company deploys technical safeguards that are designed to protect the Company’s information systems from cybersecurity threats, like artificial intelligence platforms with an array of technologies, extensive encryption, firewalls, intrusion prevention and detection systems, anti-malware functionality and access controls, which are evaluated and improved through vulnerability assessments and cybersecurity threat intelligence. The Company’s cybersecurity controls are incorporated into our internal control environment, managed and tested in accordance with the Sarbanes-Oxley Act.
Incident Response Planning: The Company has established, maintains and regularly tests incident response plans that address the Company’s response to a cybersecurity incident. The Company also has a cybersecurity risk insurance policy.
Third-Party Risk Management: The Company maintains a comprehensive, risk-based approach to identifying and overseeing cybersecurity risks presented by third parties, including vendors, service providers and other external users of the Company’s systems, as well as the systems of third parties that could adversely impact our business in the event of a cybersecurity incident affecting those third-party systems.
Education and Awareness: The Company employs a variety of security-focused training/awareness practices to equip the Company’s personnel with effective tools to address cybersecurity threats. Information Technology (“IT”) and cybersecurity-based training is performed during employee on-boarding to communicate the Company’s evolving information security policies, standards, processes and practices. Phishing simulations are performed on a monthly basis and Company-wide notifications and/or cyber awareness messages are sent on an as-needed basis.
The Audit Committee also surveys data and factors that impact costs and incident response efforts.
Governance
The Board, in coordination with the Audit Committee, oversees the Company’s ERM process, including the management of risks arising from cybersecurity threats. The Board and the Audit Committee each receive regular presentations and reports on cybersecurity risks from the Sr. Director, IT. The Board and the Audit Committee also receive prompt and timely information regarding any cybersecurity incident that meets established reporting thresholds, as well as ongoing updates regarding any such incident until it has been addressed. On an annual basis, the Board and the Audit Committee discuss the Company’s approach to cybersecurity risk management with members of management.

The Sr. Director, IT, in coordination with management, works collaboratively across the Company to implement a program designed to protect the Company’s information systems from cybersecurity threats and to promptly respond to any cybersecurity incidents in accordance with the Company’s incident response plans. Risks are evaluated with cross functional input using external guidance, risk matrices, governmental guidelines, and other cybersecurity best practices. This evaluation is shared with executive leadership via the ERM committee and through regular updates provided by the Sr. Director, IT.
To facilitate the success of the Company’s cybersecurity risk management program, multidisciplinary processes and controls are in place to address cybersecurity threats and to respond to cybersecurity incidents. Through ongoing communications with the ERM committee and the cybersecurity team, management monitors the prevention, detection, mitigation and remediation of cybersecurity threats and incidents in real time and reports such threats and incidents to the Audit Committee when appropriate.
The Sr. Director, IT holds a chief information security officer certification from Heinze College at Carnegie Mellon and has over 15 years of cybersecurity experience.
The Company has not experienced a material information security breach in the last three years.
The Company has not experienced a material third-party information security breach.
Cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected the Company, including its business strategy, results of operations or financial condition. For a discussion of whether and how any risks from cybersecurity threats are reasonably likely to materially affect the Company, including our business strategy, results of operations or financial condition, refer to Part I, Item 1A, “Risk Factors” - “We rely significantly on information technology to support our operations and if we are unable to protect against service interruptions or security breaches, it could have a material adverse effect on our business, financial condition, cash flows and results of operations,” which is incorporated by reference into this Item 1C.
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

ITEM 3—LEGAL PROCEEDINGS
As of December 31, 2023, we were named as a defendant or were otherwise involved in numerous legal proceedings and governmental examinations, including class action lawsuits, in connection with the conduct of our business activities, in various jurisdictions, both in the United States and internationally. Accrual for losses have been recorded for those matters deemed both probable and reasonably estimated. On the basis of information currently available to us, management does not believe that existing proceedings and investigations will have a material impact on our consolidated financial condition or liquidity if determined in a manner adverse to us. However, such matters are unpredictable, and we could incur judgments or enter into settlements for current or future claims that could materially and adversely affect our financial statements. Costs associated with the litigation and settlements of legal matters are reported within General and administrative expenses in the Consolidated Statements of Operations.
Legal Matter Estimated Liability
As of September 30, 2023, we were named as a defendant in California state court in two purported class action lawsuits, alleging wage and hour claims under California-specific employment laws (collectively, the “Matters”). The defense of both lawsuits is being handled conjunctively. During the three months ended March 31, 2023, in accordance with ASC 450, we concluded a liability related to the Matters was probable and estimable. As such, an estimated liability of $3.0 million is included in General & administrative expenses in the Consolidated Statements of Operations for the year ended December 31, 2023. During the second quarter of 2023, we reached an agreement to resolve the Matters via settlement for an amount materially consistent with the estimated liability. The settlement proceeds will be paid in the first quarter of 2024.
Product Liability Claims
We have been, and may in the future be, subject to product liability claims and litigation incidental to our normal operating activities. The ultimate outcome of such claims and litigation cannot be predicted with any certainty and any such claim or litigation could materially and adversely affect our financial condition, results of operations and cash flows.
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
On November 13, 2019, we received a notice that we were considered one of several PRPs by the Indiana Department of Environmental Management (“IDEM”) under CERCLA and state law related to substances found in soil and groundwater at a property located at 817 South Earl Avenue, Lafayette, Indiana (the “Site”). We have never owned or operated the Site, but the Site is near certain of our owned properties. In 2020, we agreed to implement a limited work plan to further investigate the source of the contamination at the Site and worked with IDEM and other PRPs to finalize the terms of the work plan. We submitted our initial site investigation report to IDEM during the third quarter of 2020, indicating that the data collected by our consultant confirmed that our properties are not the source of contamination at the Site. In December 2021, after completing further groundwater sampling work, we submitted to IDEM a supplemental written report, which again stated that we are not a responsible party and our properties are not a source of any contamination. In June 2022, we and other PRPs finalized Work Plan Addendum No. 3, which provided for additional groundwater sampling on another PRP property. We completed all additional sampling between the second quarter and fourth quarter of 2023, and all available information establishes there is no source of any contamination on our owned properties. As of December 31, 2023, based on the information available, we do not expect this matter to have a material adverse effect on our financial condition or results of operations.
ITEM 4—MINE SAFETY DISCLOSURES
Not Applicable.

PART II
ITEM 5—MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Information Regarding our Common Stock
Our common stock is traded on the New York Stock Exchange under the ticker symbol “WNC.” The number of record holders of our common stock at February 15, 2024 was 508.
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
Performance Graph
The following graph shows a comparison of cumulative total returns for an investment in our common stock, the S&P 500 Composite Index, and the Dow Jones Transportation Index. It covers the period commencing December 31, 2018 and ending December 31, 2023. The graph assumes that the value for the investment in our common stock and in each index was $100 on December 31, 2018.
Comparative of Cumulative Total Return
December 31, 2018 through December 31, 2023
among Wabash National Corporation, the S&P 500 Index,
and the Dow Jones Transportation Index

	Base Period December 31,	Indexed Returns Years ended December 31,
Company/Index	2018	2019	2020	2021	2022	2023
Wabash National Corporation	$100.00	$115.46	$137.31	$158.15	$185.69	$213.07
S&P 500 Index	$100.00	$128.88	$149.83	$190.13	$153.16	$190.27
Dow Jones Transportation Index	$100.00	$118.87	$136.38	$179.69	$146.03	$173.37

Purchases of Our Equity Securities
On February 15, 2024, we announced that our Board of Directors approved the repurchase of an additional $150 million in shares of common stock over a three-year period. This authorization was an increase to the previous $150 million repurchase program approved in August 2021 and the previous $100 million repurchase programs approved in November 2018, February 2017, and February 2016. The repurchase program is set to expire in February 2027. Stock repurchases under this program may be made in the open market or in private transactions at times and in amounts determined by us. During the fourth quarter of 2023, there were 904,899 shares repurchased pursuant to our repurchase program. As of December 31, 2023, $38.5 million remained available under the program. Additionally, for the quarter ended December 31, 2023, there were 364 shares surrendered or withheld to cover minimum employee tax withholding obligations generally upon the vesting of restricted stock awards.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Amount That May Yet Be Purchased Under the Plans or Programs ($ in millions)
October 2023	361,644	$21.32	361,280	$51.1
November 2023	342,899	$21.44	342,899	$43.6
December 2023	200,720	$25.14	200,720	$38.5
Total	905,263	$22.21	904,899	$38.5

ITEM 6—RESERVED

ITEM 7—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) describes the matters that we consider to be important to understanding the results of our operations for each of the two years in the period ended December 31, 2023, and our capital resources and liquidity as of December 31, 2023. Our discussion begins with our assessment of the condition of the North American trailer industry along with a summary of the actions we have taken to strengthen the Company. We then analyze the results of our operations for the last two years, including trends in the overall business and our operating segments, followed by a discussion of our cash flows and liquidity, capital market events, our debt obligations, and our contractual commitments. We conclude with a review of critical accounting judgments and estimates and information on recent accounting pronouncements that we adopted during the year, if any, as well as those not yet adopted that may have an impact on our financial accounting practices, if any.
For discussion of results of operations for the year ended December 31, 2022 compared to the results of operations for the year ended December 31, 2021, see Part II, Item 7,—”Management's Discussion and Analysis of Financial Condition and Results of Operations” of our 2022 Annual Report on Form 10-K, filed with the SEC on February 23, 2023.
Executive Summary
The most recent estimates from industry forecasters ACT Research Co. (“ACT”) and FTR Associates (“FTR”) indicate total United States trailer production levels for 2023 of approximately 311,000 and 322,000, respectively, which represents an increase of approximately 0.8% and 4.4%, respectively, from 2022 production levels.
Current estimates from ACT and FTR for 2024 United States trailer production are 254,000 and 240,000, respectively, representing decreases from 2023 of approximately 18.2% and 25.5%, respectively. These estimates are generally in-line with our expectations as trailer manufacturers manage a softening of 2024 demand compared to previous years.
In addition, ACT is forecasting annual new trailer production levels for 2025, 2026, 2027, and 2028 of approximately 291,000, 296,000, 309,000, and 300,000, respectively. These estimates are generally more consistent with historical trailer industry production levels, and in some years higher than historical production levels. However, overall economic uncertainty and softening demand in the industry for certain of our products could continue to impact these estimates. This uncertainty and softening are evident in the ACT and FTR forecasts, particularly for 2024 production. However, we believe that our strategic plan and actions taken over the last several years have positioned us to remain well-suited to adapt to changes in the industry and demand environment due to our strong balance sheet, liquidity profile, and diversification.
Despite uncertainty over the past several years due to the COVID-19 pandemic and related impacts, primarily centered around supply chain disruptions and labor shortages, we have maintained a solid position from a liquidity perspective. While we are focused in the near-term on executing on demand that has fallen back to a more normalized environment, we continue to work on strategic initiatives to profitably grow the Company in the long-term. In 2023, we added 20% more dry van manufacturing capacity which we believe will allow us to go-to-market with a portfolio-based selling approach that leverages the breadth of our products. We have also created more points of connection with our customers with greater focus on Parts & Services as well as innovative offerings like Trailers as a Service that allow us to add recurring, longer-term value beyond an initial transaction. These advancements have not only deepened our customer engagement but have also enriched our collaborations with supplier and technology partners. We have solidified specific partnerships that are enabling us to grow our recurring revenue within the transportation, logistics and distribution ecosystem. Our Wabash Parts joint venture rapidly established significant distribution capabilities that allow our dealer network efficient access to our comprehensive portfolio of aftermarket parts. Fernweh Group is now playing a crucial role in advancing our digital capabilities, which aim to revolutionize the online experience for our dealers, traditional and non-traditional suppliers of both parts and services and a broad set of customers spanning across the vast transportation and logistics landscape.
The Company’s record operating performance throughout 2023 highlights the success of our adaptability, balanced growth, and diversification, all of which are driven by our long-term strategic plan to transform the Company into the visionary leader of connected solutions for the transportation, logistics, and distribution industries. In December 2023, Wabash was named to Forbes list of America’s Most Successful Small-Cap Companies 2024. Operating income in 2023 totaled a Wabash record $311.9 million and operating margin was 12.3%, both of which are significant increases from 2022 driven in part by record sales and strong demand for our products. Additional discussion related to financial results are included in the “Results of Operations” section below.

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
Key strategic initiatives include, but are not limited to, cold chain, recurrent revenue, and logistics network efficiency. Our ability to generate solid margins and cash flows and a healthy balance sheet should position the Company with ample resources to (1) fund our internal capital needs to support both organic growth and productivity improvements, (2) optimize our debt leverage and other financial ratios, (3) return capital to shareholders, and (4) selectively pursue strategic acquisitions. We will continue our internal effort to strategically identify potential acquisition or partnership targets that we believe can create shareholder value and accelerate our growth and diversification efforts, while leveraging our strong competencies in manufacturing execution, sourcing and innovative engineering leadership to assure strong value creation. Organically, our focus is on profitably growing and diversifying our operations through leveraging our existing assets, capabilities, and technology into higher margin products and markets and thereby providing value-added customer solutions.
Throughout 2023, we demonstrated our commitment to be responsible stewards of the business by maintaining a balanced approach to capital allocation. Our operational performance, healthy backlog, industry outlook, and financial position provided us the opportunity to take specific actions as part of the ongoing commitment to prudently manage the overall financial risks of the Company, returning capital to our shareholders, and deleveraging our balance sheet. These actions included repurchasing $66.6 million (inclusive of excise tax) of common stock under the share repurchase program approved by our Board of Directors and paying dividends of $15.9 million. In addition, as further described in the “Liquidity and Capital Resources” section below, in September 2022 we amended our Revolving Credit Agreement. The amendment increased the total credit facility to $350 million, extended the maturity to September 2027, which is the nearest maturity date of our long-term debt, and as of December 31, 2023, there were no amounts outstanding under the Revolving Credit Agreement. During the fourth quarter of 2023, our credit rating was upgraded by Moody’s which followed another upgrade by S&P earlier in the year. Collectively, these actions demonstrate our confidence in the financial outlook of the Company and our ability to generate cash flow, both near and long term, and reinforce our overall commitment to deliver shareholder value while maintaining the flexibility to continue to execute our strategic plan for profitable growth and diversification.
In addition to overall industry risks, there are downside risks relating to issues with both the domestic and global economies, including the housing, energy, and construction-related markets in the U.S. Other potential risks as we proceed into 2024 primarily relate to the fact that we rely on a limited number of suppliers for certain key components and raw materials in the manufacturing of our products, including tires, landing gear, axles, suspensions, aluminum extrusions, chassis and specialty steel coil. While we have taken actions to mitigate certain of these risks, which include our previously announced supply agreements with Hydro, Ryerson and Rockland Flooring, at current and expected demand levels, there may be additional or increased shortages of supplies of raw materials or components which would have an adverse impact on our ability to meet demand for our products. Despite these risks, we believe we are well positioned to capitalize on a historically normalized overall demand level while maintaining or growing margins through improvements in product pricing as well as productivity and other operational excellence initiatives.
As we enter 2024, we will continue to adjust to changes in the current environment, preserve the strength of our balance sheet, prioritize the safety of our employees, and ensure the liquidity and financial well-being of the Company. We believe we remain well-positioned for both near-term and long-term success in the transportation, logistics, and distribution industries because: (1) our core customers are among the major participants in these industries; (2) our technology and innovation provides value-added solutions for our customers by reducing operating costs, improving revenue opportunities, and solving unique transportation problems; (3) our Wabash Management System (“WMS”) principles and processes and enterprise-wide lean efforts drive focus on the interconnected processes that are critical for success across our business; (4) our significant brand recognition, presence throughout North America, and the utilization of our extensive dealer network to market and sell our products; and (5) our One Wabash approach to create a consistent, superior experience for all customers who seek our connected solutions in the transportation, logistics, and distribution markets. By continuing to be an innovation leader in the transportation, logistics, and distribution industries we expect to leverage our existing assets and capabilities into higher margin products and markets by delivering connected value-added customer solutions.
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
Quality. Our commitment to quality and safety is backed by a robust concern reporting system and associated processes. Any Wabash employee can report a potential safety-related concern that could cause unreasonable risk of harm to our customers. Potential or reported safety concerns are routed to a cross-functional Product Safety Team that includes members from Quality, Warranty, Engineering, Sales and Strategic Sourcing. The Product Safety Team investigates submissions and serves as an initial filter of potential safety issues. Issues that need to be escalated are sent to the Product Safety Council, which consists of executive team members who will coach and give final direction to the Product Safety Team. We monitor product quality on a continual basis through a number of means for both internal and external performance as follows:
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
▪External performance. We actively track our warranty claims and costs to identify and drive improvement opportunities in quality and reliability. Early life-cycle warranty claims for our van trailers are trended for performance monitoring. Using a unit-based warranty reporting process to track performance and document failure rates, early life-cycle warranty units per 100 van trailers shipped averaged approximately 1.8, 1.5, and 1.9 units in 2023, 2022 and 2021, respectively. Continued low claim rates have been driven by our successful execution of continuous improvement programs centered on process variation reduction and responding to the input from our customers. We expect that these activities will continue to drive down our total warranty cost profile.
In addition to managing a robust quality management system for Wabash’s operations for internal and external performance, we expect all direct and indirect suppliers to meet certain standards of quality, engineering, delivery, and management. Our supplier audit process is a comprehensive assessment performed at the supplier’s facility focusing on their system capabilities and how they measure to Wabash’s established requirements. Based on a supplier’s overall rating, action plans are developed to identify improvement opportunities, corrective actions, and timelines to ensure proper closure.
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
▪During the past several years, we have focused on productivity enhancements across all of our product lines within manufacturing assembly and sub-assembly areas through developing the capability for mixed model production.
▪Through deployment of the Wabash Management System (“WMS”), all of our business reporting segments have focused on increasing velocity at all our manufacturing locations. We have engaged in extensive lean training and over the last three years have deployed purposeful capital to accelerate our productivity initiatives.
▪Our manufacturing leadership teams have developed competencies to isolate process constraints, and then address those constraints through multiple avenues that drive additional throughput and cost reductions.
Cost Reduction and our Operating System. The WMS allows us to develop and scale high standards of excellence across the organization. We believe in our One Wabash approach and standardized processes to drive and monitor performance inside our manufacturing facilities. Continuous improvement is a fundamental component of our operational excellence focus. Our focus on leveraging One Wabash and the WMS mindset across the Company, for example, has allowed us to make strides in all areas of manufacturing including safety, quality, on-time delivery, cost reduction, employee morale, and environment. We continue to maintain focus on continuous improvement. In the past several years, we made adjustments throughout our processes to align variable and fixed costs with capacity and created leaner internal processes in multiple areas. In addition, we continued to invest capital in our processes to reduce variable cost, lowered inherent safety risk in our processes, improved overall consistency in our manufacturing processes, and maintained our assets to capitalize on any economic and/or industry upswings.

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
During 2022, our recycling programs and use of recycled materials saved 346,000 cubic yards of landfill space (an increase of 49,000, or 17%, from 2021), 85,700,000 kilowatt-hours of electricity (an increase of 21,400,000, or 33%, from 2021), 83,000 metric tons of greenhouse gas emissions (an increase of 26,300, or 46%, from 2021), and 38,000 mature trees (an increase of 6,800, or 22%, from 2021). In addition, in December 2023 we were recognized among Newsweek’s America’s Most Responsible Companies 2024.
Additionally, Wabash views remanufacturing as an opportunity to help customers extend the useful life of their equipment, which reduces the amount of raw materials needed to produce new machinery. In 2022, revenue from remanufacturing totaled approximately $10.4 million.
In addition, manufacturers across multiple industries choose our proprietary DuraPlate® composite technology for its versatility and strength. Each DuraPlate® panel and product contains between 15% and 30% post-consumer resin (“PCR”). By using PCR in the manufacture of DuraPlate®, Wabash has diverted more than 1.7 billion plastic bottles from landfills including 130 million bottles in 2022. Furthermore, at the end of the product lifespan, DuraPlate® is 100% recyclable.
Our annual Corporate Responsibility Report is available on our website (ir.onewabash.com) and references the ongoing environmental, social, and governance (“ESG”) initiatives that demonstrate our commitment to sustainability and social responsibility. The content on any website referred to in this Annual Report on Form 10-K is not incorporated by reference into this Annual Report on Form 10-K unless expressly noted.
Industry Trends
Trucking in the U.S., according to the American Trucking Association (“ATA”), was estimated to be a $940.8 billion industry in 2022, representing approximately 81% of the total U.S. transportation industry revenue. From a financial (e.g., value) industry perspective, this represents an increase of approximately 7.5% from ATA’s 2021 estimate and is consistent with the prior year as a percentage of the total U.S. transportation industry revenue (81% in both 2022 and 2021). Furthermore, ATA estimates that approximately 72.6% of all domestic freight tonnage in 2022 was carried by trucks, and 327.5 billion miles were traveled by registered trucks in 2021. Trailer demand is a direct function of the amount of freight to be transported. To monitor the state of the industry, we evaluate a number of indicators related to trailer manufacturing and the transportation industry. Recent trends we have observed include the following:
Transportation / Trailer Cycle. The trailer industry generally follows the transportation industry cycles. Data related to new trailer shipments over the last nine years is shown below.

	2015	2016	2017	2018	2019	2020	2021	2022	2023
New Trailer Shipments	308,000	286,000	290,000	323,000	328,000	210,000	265,000	302,000	311,000
Year-Over-Year Change (%)	14%	(7)%	1%	11%	2%	(36)%	26%	14%	3%
The most recent estimates from industry forecasters ACT Research Co. (“ACT”) and FTR Associates (“FTR”) indicate total United States trailer production levels for 2023 of approximately 311,000 and 322,000, respectively, which each represent an increase of approximately 0.8% and 4.4%, respectively, from 2022 production levels.
Current estimates from ACT and FTR for 2024 United States trailer production are 254,000 and 240,000, respectively, representing a decrease from 2023 of approximately 18.2% and 25.5%, respectively. These estimates are generally in-line with our expectations as trailer manufacturers manage a softening 2024 demand compared to previous years.

In addition, ACT is forecasting annual new trailer production levels for 2025, 2026, 2027, and 2028 of approximately 291,000, 296,000, 309,000, and 300,000, respectively. These estimates are generally more consistent with historical trailer industry production levels, and in some years higher than historical production levels. However, overall economic uncertainty and softening demand in the industry for certain of our products could continue to impact these estimates. This uncertainty and softening are evident in the ACT and FTR forecasts, particularly for 2024 production. However, we believe that our strategic plan and actions taken over the last several years have positioned us to remain well-suited to adapt to changes in the industry and demand environment due to our strong balance sheet, liquidity profile, and diversification.
Transportation Regulations and Legislation. There are several different areas within both federal and state government regulations and legislation that are expected to have an impact on trailer demand, including:
▪On July 15, 2022, the National Highway Traffic Safety Administration (“NHTSA”) issued the final rule to upgrade Federal Motor Vehicle Safety Standard (“FMVSS”) No. 223, ‘‘Rear impact guards,’’ and FMVSS No. 224, ‘‘Rear impact protection,’’ which together provide protection for occupants of passenger vehicles in crashes into the rear of trailers. This final rule adopts requirements of Canada Motor Vehicle Safety Standard (“CMVSS”) No. 223, ‘‘Rear impact guards’’ for energy absorption, loadings, and the definition for rear extremity. Additionally, it defines an acceptable elimination of load path during the energy absorption test. The final rule became effective on January 11, 2023, with a compliance date of July 15, 2024. The majority of our trailer products comply with the final rule, while certain tank trailer configurations are being validated to ensure compliance by July 2024 when the rule becomes effective.
▪On May 14, 2022, the Canadian Department of the Environment announced an interim order delaying the trailer portions of Canada’s greenhouse gas regulations (“GHG2”) until mid-2024 at the earliest, essentially following the California Air Resource Board (“CARB”) who will provide at least a six-month notice prior to commencement of enforcing GHG2. This rule mirrored the EPA GHG2 regulations and would only apply to Wabash trailers registered in Canada.
▪In December 2017, the CARB unveiled its own proposal for new greenhouse gas standards for medium- and heavy-duty trucks and trailers that operate in California. On September 27, 2018, CARB approved for adoption the California Phase 2 GHG regulation. That regulation largely aligns California’s GHG emission standards and test procedures with the federal Phase 2 GHG emission standards and test procedures, however it would remain applicable to Wabash trailers registered in the state of California. The CARB requirements to be met for model years 2021, 2024, and 2027 become progressively more stringent and are driven by tire rolling resistance and pressure monitoring, aerodynamic drag, and weight—all of which effect CO2 emissions.
▪On December 3, 2019, CARB issued an official advisory notifying trailer manufacturers that CARB will be suspending enforcement of GHG2 trailer requirements and will provide at least a six-month written notice prior to commencement of enforcing GHG2. CARB continues to process and approve voluntary applications during the suspension period. If we were to receive CARB’s six-month advance notice of enforcement, more stringent van trailer standards would become effective in model year 2024 and model year 2027—requiring more advanced fuel efficiency technologies, such as rear boat tails and higher percentage improvement side skirts and tires. (While CARB’s 2021 requirements remain intact, they are not enforced—however, if we were to receive the six-month advance notice of enforcement prior to 2024, the 2021 objectives would become the requirement.) CARB continues to suspend enforcement as a six-month written notice has not been issued. We will continue preparations to become compliant if and when official notice has been received for commencement of the regulation.
▪CARB Advanced Clean Fleet (“ACF”) legislation sets requirements for organizations to reduce the overall emissions of the vehicle fleets they operate. These standards apply to fleets owned and operated by Wabash at the Moreno Valley and Perris, California facilities. ACF also affects many Wabash customers who own and operate fleets in California and is expected to increase demand for electric vehicles over the next 10 years as the requirements are ramped up.
▪CARB’s Advanced Clean Truck regulations impact the truck body chassis manufacturers that supply to Wabash by setting an annual zero emission sales requirement. This regulation is expected to drive larger market penetration of electric commercial trucks over the next 10 years as requirements are ramped up.
▪In 2024, CARB zero-emissions Transport Refrigeration Unit (“TRU”) rules become effective. Like ACF, these requirements impact Wabash customers and will drive greater demand for electric TRUs that are installed on Wabash vehicles.

▪EPA’s American Innovation and Manufacturing Act (“AIM”) continues to phase-down the production and consumption of hydrofluorocarbons (“HFCs”) in the United States. The AIM Act currently mandates that EPA provide Wabash with application-specific allowances to manufacture EcoNex™ Technology products. Such allowances operate to increase certainty that HFCs are made available to Wabash during the time that the application-specific provisions are active.
▪Updates to the proposed CARB 2024 Heavy-Duty Engine and Vehicle Omnibus regulation provided greater flexibility to chassis manufacturers for 2024–2026 engine model years. While this should help OEMs as they develop near-term engine updates, OEMs will be required to comply with 2027 emission regulations in the long-term. While the number of chassis manufacturers registering EVs continued to grow (albeit largely in the traditional OEM space), hydrogen fuel cell manufacturers also started to register. While the numbers were small (primarily testing and over-the-road applications), this was a positive sign for the future of work trucks.
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
▪We expect that the majority of freight in our industry will continue to be moved by truck and, according to ATA, total freight transportation revenue is expected to increase from an estimated $1.04 trillion in 2022 to $1.51 trillion in 2034.
▪The expected transition from diesel tractors (and their coolant systems) to electric or fuel cell vehicles changes how heated or cooled trailers can regulate temperature. This creates a market need for alternate heating and cooling solutions.
▪The impacts of the continued near-shoring trend should be positive for trucking. It will continue to impact current supply chain routes, with possible movement of logistics hubs.
▪Oversupply of refrigerated trailers in 2022-2023 has led to a surplus of inventory in the market, which will put downward pressure on supply for the majority of 2024. The long-term outlook of the market still remains strong, and there is expected to be a return to normal levels by the end of 2024.

Results of Operations
The following table sets forth certain operating data as a percentage of net sales for the periods indicated:

	Years Ended December 31,
	2023	2022	2021
Net sales	100.0%	100.0%	100.0%
Cost of sales	80.4%	87.1%	89.1%
Gross profit	19.6%	12.9%	10.9%

General and administrative expenses	5.8%	4.5%	4.9%
Selling expenses	1.0%	1.1%	1.3%
Amortization of intangibles	0.5%	0.6%	1.3%
Impairment and other, net	—%	—%	1.5%
Income from operations	12.3%	6.7%	1.9%

Interest expense	(0.8)%	(0.8)%	(1.3)%
Other, net	0.1%	—%	(0.5)%
Other expense, net	(0.6)%	(0.8)%	(1.8)%
Loss from unconsolidated entity	—%	—%	—%
Income before income taxes	11.6%	5.9%	0.1%

Income tax expense	2.5%	1.3%	—%
Net income	9.1%	4.5%	0.1%

2023 Compared to 2022
Net Sales
Net sales in 2023 increased $34.4 million, or 1.4%, compared to 2022. By business segment, net sales prior to intersegment eliminations and related trailer units sold were as follows (dollars in thousands):

	Year Ended December 31,		Change
	2023	2022	Amount	%
	(prior to elimination of intersegment sales)
Sales by Segment
Transportation Solutions	$2,338,604	$2,320,914	$17,690	0.8%
Parts & Services	220,873	193,476	27,397	14.2%
Eliminations	(22,977)	(12,261)
Total	$2,536,500	$2,502,129	$34,371	1.4%

New Units Shipped	(units)
Trailers	44,450	52,210	(7,760)	(14.9%)
Truck bodies	16,070	14,800	1,270	8.6%
Total	60,520	67,010	(6,490)	(9.7%)

Used Units Shipped	(units)
Trailers	90	95	(5)	(5.3%)
TS segment sales, prior to the elimination of intersegment sales, were $2,338.6 million in 2023, an increase of $17.7 million, or 0.8%, compared to 2022. The increase in sales was primarily due to higher revenue per trailer unit along with an increase in truck body shipments. Trailers shipped in 2023 decreased 14.9% as 44,450 trailers were shipped in 2023 compared to 52,210 trailer shipments in 2022. New truck bodies shipped during 2023 totaled 16,070 compared to 14,800 truck bodies in prior year, an increase of 8.6% primarily due to strong demand. The decrease in trailer shipments was primarily driven by our previously announced intentional ramp-down of manufacturing conventional refrigerated van trailers and fewer dry van shipments. While new trailer shipments decreased from the prior year period, higher revenue per new trailer unit along with the increase in truck body shipments and truck body revenue per unit resulted in an overall increase in new trailer and truck body revenue. The increases were primarily due to increased pricing to account for inflation, our curated customer portfolio, and improved pricing processes.
P&S segment sales, prior to the elimination of intersegment sales, were $220.9 million in 2023, an increase of $27.4 million, or 14.2%, compared to 2022. The overall increase in sales was primarily attributable to a $16.6 million increase in our upfitting solutions and services businesses based on strong demand for these offerings. There was also an increase in sales within our Engineered Products business of approximately $10.8 million, which was largely due to product mix and higher revenue per unit. In addition, the Wabash Parts LLC parts and distribution entity had higher sales in the current year period of approximately $7.9 million, which was primarily attributable to the fact that the entity was established with our partner during the second quarter of 2022 as further described in Note 6 in the Notes to Consolidated Financial Statements.
Cost of Sales
Cost of sales was $2,038.3 million in 2023, a decrease of $141.1 million, or 6.5%, compared to 2022. Cost of sales is comprised of material costs, a variable expense, and other manufacturing costs, comprised of both fixed and variable expenses, including direct and indirect labor, outbound freight, overhead expenses, and depreciation.
TS segment cost of sales was $1,898.7 million in 2023, a decrease of $144.3 million, or 7.1%, compared to 2022. The decrease in cost of sales, which was primarily driven by lower shipment volumes, was due to a decrease in materials costs of $160.8 million, or 11.0%, along with a decrease in certain other manufacturing costs. These decreases were partially offset by an increase in labor and employee-related costs of approximately $15.0 million as well as an increase in operating supplies and maintenance and repairs costs totaling approximately $13.3 million.

P&S segment cost of sales, prior to the elimination of intersegment sales, was $162.6 million in 2023, an increase of $13.9 million, or 9.4%, compared to 2022. The increase in cost of sales for this segment was due in part to an increase in materials costs of approximately $4.4 million, or 3.9%. In addition, there was an increase in labor and employee-related costs of approximately $5.1 million, and an increase in outside services, freight, and lease/rent costs of approximately $2.4 million in the aggregate.
Gross Profit
Gross profit was $498.2 million in 2023, an increase of $175.5 million, or 54.4% from 2022. Gross profit as a percentage of sales, or gross margin, was 19.6% in 2023 as compared to 12.9% in 2022. Gross profit by segment was as follows (in thousands):

	Year Ended December 31,		Change
	2023	2022	$	%
Gross Profit by Segment
Transportation Solutions	$439,864	$277,842	$162,022	58.3%
Parts & Services	58,323	44,849	13,474	30.0%
Corporate and Eliminations	—	—	—
Total	$498,187	$322,691	$175,496	54.4%
TS segment gross profit was $439.9 million in 2023 compared to $277.8 million in 2022, an increase of $162.0 million. Gross profit, as a percentage of net sales prior to the elimination of intersegment sales, was 18.8% in 2023 as compared to 12.0% in 2022, an increase of 6.8%. The overall increase in gross profit from the prior year period was primarily driven by an increase in our dry van products of approximately $95.2 million. In addition, our truck bodies, tank trailers, and platforms had increases from the prior year period. Each of these increases, as well as the increase in gross profit as a percentage of net sales, was primarily attributable to higher revenue per new trailer unit and truck body due to increased pricing to account for inflation, our curated customer portfolio, and improved pricing processes.
P&S segment gross profit was $58.3 million in 2023 compared to $44.8 million in 2022. Gross profit, as a percentage of net sales prior to the elimination of intersegment sales, was 26.4% in 2023 compared to 23.2% in 2022, an increase of 3.2%. The overall increase in gross profit was primarily related to an increase within our Engineered Products business of approximately $6.1 million. In addition, our upfitting solutions and services businesses increased approximately $4.7 million from the prior year period on strong demand for these offerings. Finally, our Composites business, which focuses on the use of DuraPlate® composite panels beyond the semi-trailer market, increased approximately $2.4 million compared to the prior year period due in part to increased pricing.
General and Administrative Expenses
General and administrative expenses were $146.7 million in 2023, an increase of $33.6 million, or 29.7%, compared to 2022. The increase from the prior year period was due in part to an increase of approximately $18.3 million in professional fees and outside services costs, which includes the estimated liability for the Matters, as defined and further described in Note 14 in the Notes to Consolidated Financial Statements. There was also an increase in general and administrative employee-related costs, including benefits and incentive programs, of approximately $12.0 million. In addition, maintenance and repairs expense and lease/rental costs increased in total by approximately $2.7 million. As a percentage of sales, general and administrative expenses were 5.8% for the 2023 period as compared to 4.5% for the same period of 2022. The overall increase in general and administrative expenses as a percentage of net sales was primarily attributable to the increase in professional and outside services costs and employee-related costs, which outpaced the increase in sales.
Selling Expenses
Selling expenses were $26.5 million in 2023, a decrease of $0.5 million, or 2.0%, compared to 2022. The decrease was primarily attributable to a decrease in advertising and promotional expense of approximately $1.6 million, which is due in part to expenses incurred during the 2022 period related to our Ignite Conference. In addition, there was a decrease in professional fees and outside services costs of approximately $1.4 million. These decreases were partially offset by an increase in sales employee-related costs, including benefits and incentive programs, of approximately $1.6 million. There was also an increase in our reserve for expected credit losses and travel-related expenses totaling approximately $0.8 million. As a percentage of net sales, selling expenses were 1.0% in 2023 compared to 1.1% in 2022. The overall decrease in selling expenses as a percentage of net sales was primarily attributable to the increase in sales and the decrease in advertising and promotional expense and professional fees and outside services costs.

Amortization of Intangibles
Amortization of intangibles was $12.8 million in 2023 compared to $15.2 million in 2022. Amortization of intangibles was the result of expenses recognized for intangible assets recorded from previous acquisitions. The decrease from the prior year period is related to certain of the intangible assets that became fully amortized during the second quarter of 2022.
Impairment and Other, Net
Impairment and other, net was a net loss of $0.2 million during 2023 and a net loss of $0.7 million during 2022. Activity during the prior year period primarily related to the impairment of $1.0 million of construction-in-progress projects that were no longer expected to be completed and the write-off of certain property, plant, and equipment and IT-related assets. These items were partially offset by the sale of a building (and the related land) as further described in Note 21 in the Notes to Consolidated Financial Statements, which resulted in a gain of approximately $0.7 million.
Other Income
Interest expense in 2023 totaled $19.9 million compared to $20.5 million in 2022. Interest expense relates to interest and non-cash accretion charges on our Senior Notes due 2028 and Revolving Credit Agreement. Interest expense in the current year period was lower than in the 2022 period due to lower average outstanding balances under the Revolving Credit Facility.
Other, net for 2023 represented income of $3.4 million as compared to income of $0.3 million for 2022. Income for both the current and prior year period primarily relates to interest income.
Income Taxes
We recognized income tax expense of $62.8 million in 2023 compared to income tax expense of $33.7 million in 2022. The effective tax rate for 2023 was 21.3% compared to 23.0% for 2022. The effective tax rate for both 2023 and 2022 differs from the U.S. Federal statutory rate of 21% primarily due to the impact of state and local taxes and discrete items, including stock-based compensation. Net cash paid for income taxes in 2023 was $82.6 million compared to net cash paid during 2022 of $18.3 million.
Liquidity and Capital Resources
Capital Structure
Our capital structure is comprised of a mix of debt and equity. As of December 31, 2023, our debt-to-equity ratio was approximately 0.7:1.0. Our long-term objective is to generate operating cash flows sufficient to support the growth within our businesses and increase shareholder value. This objective will be achieved through a balanced capital allocation strategy of sustaining strong liquidity, maintaining healthy leverage ratios, investing in the business, both organically and strategically, and returning capital to our shareholders. Our Board of Directors designated a Finance Committee for the primary purpose of assisting the Board in its oversight of the Company’s capital structure, financing, investment, and other financial matters of importance to the Company.
Throughout 2023, and in keeping to this balanced approach, we repurchased $66.6 million (inclusive of excise tax) of common stock under the share repurchase program approved by our Board of Directors and paid dividends of $15.9 million. Also, as further described below in the “Debt Agreements and Related Amendments” section below, in September 2022 we amended our Revolving Credit Agreement. The amendment increased the total revolving commitments to $350 million and extended the maturity to September 2027, which is the nearest maturity date of our long-term debt. As of December 31, 2023, there were no amounts outstanding under the Revolving Credit Agreement. During the fourth quarter of 2023, our credit rating was upgraded by Moody’s which followed another upgrade by S&P earlier in the year. Collectively, these actions demonstrate our confidence in the financial outlook of the Company and our ability to generate cash flow, both near and long term, and reinforce our overall commitment to deliver shareholder value while maintaining the flexibility to continue to execute our strategic plan for profitable growth and diversification.
Our liquidity position, defined as cash on hand and available borrowing capacity on the Revolving Credit Facility, amounted to $516.1 million as of December 31, 2023 and $401.2 million as of December 31, 2022, an increase of 29%. The increase from the prior year is primarily attributable to a higher cash balance at December 31, 2023 due to positive cash flow from operating activities. For 2024, we expect to continue our commitment to fund our working capital requirements and capital expenditures from net cash provided by operations or available borrowing capacity under the Revolving Credit Agreement (as needed). Along with these investments, we will also maintain our assets to react to any economic and/or industry changes, while also responsibly returning capital to our shareholders. We will continue to move rapidly to adjust to the current environment to preserve the strength of our balance sheet, while prioritizing the safety of our employees and ensuring the liquidity and financial well-being of the Company.

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
The Indenture contains customary events of default, including payment defaults, breaches of covenants, failure to pay certain judgments and certain events of bankruptcy, insolvency and reorganization. If an event of default occurs and is continuing, the principal amount of the New Senior Notes, plus accrued and unpaid interest, if any, may be declared immediately due and payable. These amounts automatically become due and payable if an event of default relating to certain events of bankruptcy, insolvency or reorganization occurs. As of December 31, 2023, we were in compliance with all covenants.
The sale of the New Senior Notes resulted in net proceeds of approximately $395 million, after deducting financing fees and other offering expenses. We used the net proceeds of the New Senior Notes and a portion of the $50 million draw from the increased capacity under the Revolving Credit Agreement to fund the redemption in full of the Senior Notes due 2025, to repay in full the $108.8 million of outstanding borrowings under the term loan credit agreement entered into on September 28, 2020 (the “New Term Loan Credit Agreement”) among us, the lenders from time to time party thereto, and Wells Fargo Bank, National Association, as the administrative agent, and to pay all related fees and expenses. (The New Term Loan Credit Agreement refinanced and replaced that certain Term Loan Credit Agreement, dated as of May 8, 2012 (as amended, restated, supplemented, or otherwise modified from time to time, the “Old Term Loan Credit Agreement”), among us, the lenders party thereto and Morgan Stanley Senior Funding, Inc., as the administrative agent.) Debt extinguishment charges totaling $9.1 million were recorded during the fourth quarter of 2021 in connection with the redemption in full of the Senior Notes due 2025 and the repayment in full of the outstanding borrowings under the New Term Loan Credit Agreement. The loss on debt extinguishment charges is included in Other, net on our Consolidated Statements of Operations.

Contractual coupon interest expense and accretion of fees for the New Senior Notes for the years ended December 31, 2023, 2022 and 2021 were $18.0 million and $0.6 million, $18.0 million and $0.6 million, and $4.3 million and $0.1 million, respectively.
Contractual coupon interest expense and accretion of discount and fees for the Senior Notes due 2025, which were redeemed in full during the fourth quarter of 2021 as described above, for the year ended December 31, 2021, was $13.3 million and $0.5 million, respectively.
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
The Revolving Credit Agreement contains customary covenants limiting our ability and certain of our subsidiaries to, among other things, pay cash dividends, incur debt or liens, redeem or repurchase stock, enter into transactions with affiliates, merge, dissolve, repay subordinated indebtedness, make investments and dispose of assets. In addition, we will be required to maintain a minimum fixed charge coverage ratio of not less than 1.0 to 1.0 as of the end of any period of 12 fiscal months when excess availability under the Revolving Credit Agreement is less than the greater of (a) 10% of the lesser of (i) the total revolving commitments and (ii) the borrowing base (such lesser amount, the “Line Cap”) and (b) $25 million. As of December 31, 2023, we were in compliance with all covenants.
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
Our liquidity position, defined as cash on hand and available borrowing capacity on the Revolving Credit Agreement, amounted to $516.1 million as of December 31, 2023 and $401.2 million as of December 31, 2022, an increase of $114.9 million (or 29%). The increase from the prior year is primarily attributable to a higher cash balance due to favorable cash flow from operations.
During the year ended December 31, 2023, we had payments of principal of $104.2 million and borrowings of principal of $104.2 million under the Revolving Credit Agreement, and as of December 31, 2023, there were no amounts outstanding.

During the year ended December 31, 2022, we had net payments of principal of $130.6 million and net borrowings of principal of $97.6 million under the Revolving Credit Agreement, and as of December 31, 2022, there were no amounts outstanding.
Interest expense under the Revolving Credit Agreement for the years ended December 31, 2023, 2022, and 2021, was approximately $0.9 million, $1.7 million, and $0.6 million, respectively. Interest expense under the Revolving Credit Agreement is included in Interest expense on the Company’s Consolidated Statements of Operations.
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
For the year ended December 31, 2021, under the New Term Loan Credit Agreement we paid interest of $3.9 million. For the year ended December 31, 2021, we incurred charges of $0.2 million for amortization of fees and original issuance discount, which are included in Interest expense in the Consolidated Statements of Operations.
Cash Flow
2023 Compared to 2022
Cash provided by operating activities for 2023 totaled $319.6 million, compared to cash provided by operating activities of $124.1 million in 2022. The cash provided by operations during the current year was the result of net income adjusted for various non-cash activities, including depreciation, amortization, deferred taxes, stock-based compensation, and a $42.1 million decrease in our working capital. Changes in key working capital accounts for 2023 and 2022 are summarized below (in thousands):

	2023	2022	Change
Source (Use) of cash:
Accounts receivable	$72,587	$(79,066)	$151,653
Inventories	(23,765)	(6,249)	(17,516)
Accounts payable and accrued liabilities	5,775	46,085	(40,310)
Net source (use) of cash	$54,597	$(39,230)	$93,827
Accounts receivable decreased $72.6 million in 2023 and increased $79.1 million in 2022. Days sales outstanding, a measure of working capital efficiency that measures the amount of time a receivable is outstanding, was approximately 28 days and 35 days for the year-ended December 31, 2023 and 2022, respectively. The decrease in accounts receivable in 2023 was primarily due to the decrease in shipments during the second half of 2023 compared to 2022 as well as the timing of shipments and receipt of customer payments. Inventories increased in 2023 by $23.8 million compared to an increase in 2022 of $6.2 million. The overall increase in inventory for 2023 was primarily attributable to higher finished goods inventory compared to prior year. Our inventory turns, a commonly used measure of working capital efficiency that measures how quickly inventory turns per year, was approximately 6 times in 2023 and 7 times 2022. Accounts payable and accrued liabilities increased $5.8 million in 2023 compared to an increase of $46.1 million for 2022. Days payable outstanding, a measure of working capital efficiency that measures the amount of time a payable is outstanding, was 29 days in 2023 and 30 days in 2022.
Investing activities used $106.0 million during 2023 compared to $55.3 million used in 2022. Investing activities for 2023 included capital expenditures for property, plant, and equipment of $98.1 million, which was an increase compared to $57.1 million during 2022. In addition, expenditures related to revenue generating assets totaled approximately $5.7 million and expenditures related to investment in Linq Venture Holdings, LLC totaled approximately $2.5 million, which is further detailed in Note 6 in the Notes to Consolidated Financial Statements. Cash used in investing activities in 2023 and 2022 was primarily related to capital expenditures to support growth and improvement initiatives at our facilities. In 2023, investing activities included $0.2 million proceeds from the sale of assets compared to approximately $1.8 million in 2022.
Financing activities used $92.5 million during 2023 as compared to using $82.3 million during 2022. Net cash used in 2023 primarily relates to common stock repurchases of $76.2 million and cash dividend payments to our shareholders of $15.9 million. Borrowings under our Revolving Credit Agreement totaled $104.2 million which were fully offset by principal, interest, and unused fee payments made under our Revolving Credit Agreement of $104.2 million. Net cash used in financing activities in 2022 due in part to net payments on our Revolving Credit Agreement of $33.0 million. We also repurchased common stock of $34.3 million and paid cash dividends to our shareholders of $16.0 million in 2022.

Our liquidity position, defined as cash on hand and available borrowing capacity on the Revolving Credit Facility, amounted to $516.1 million as of December 31, 2023 and $401.2 million as of December 31, 2022, an increase of 29%. The increase from prior year is primarily attributable to a higher cash balance, a result of higher net cash provided by operating activities in 2023. Total debt obligations amounted to $400.0 million as of December 31, 2023.
For 2024 and forward, we expect to continue our commitment to fund our working capital requirements and capital expenditures from net cash provided by operations or available borrowing capacity under the Revolving Credit Agreement (as needed). Along with these investments, we will also maintain our assets to capitalize on any economic and/or industry upswings, while also responsibly returning capital to our shareholders. We will continue to move rapidly to adjust to the current environment to preserve the strength of our balance sheet, while prioritizing the safety of our employees and ensuring the liquidity and financial well-being of the Company.
Contractual Obligations and Commercial Commitments
A summary of our contractual obligations and commercial commitments, both on and off-balance sheet, as of December 31, 2023 are as follows (in thousands):

	2024	2025	2026	2027	2028	Thereafter	Total
Debt:
Revolving Credit Agreement (due 2027)	$—	$—	$—	$—	$—	$—	$—
Senior Notes due 2028	—	—	—	—	400,000	—	400,000
Interest Payments on Revolving Credit Agreement (If Any) and Senior Notes due 2028[1]	18,000	18,000	18,000	18,000	18,000	—	90,000
Total Debt	18,000	18,000	18,000	18,000	418,000	—	490,000
Other:
Operating Leases	10,418	9,364	8,310	4,349	1,920	1,066	35,427
Total Other	10,418	9,364	8,310	4,349	1,920	1,066	35,427
Other Commercial Commitments:
Letters of Credit	6,002	—	—	—	—	—	6,002
Raw Material Purchase Commitments	35,700	—	—	—	—	—	35,700
Chassis Agreements and Programs	28,212	—	—	—	—	—	28,212
Total Other Commercial Commitments	69,914	—	—	—	—	—	69,914
Total Obligations	$98,332	$27,364	$26,310	$22,349	$419,920	$1,066	$595,341
1 Future interest payments on variable rate long-term debt (if any) are estimated based on the rate in effect as of December 31, 2023, and only include interest payments (not unused line fees). However, as of December 31, 2023, there was no variable rate debt (Revolving Credit Agreement) outstanding.
Borrowings under the Revolving Credit Agreement bear interest at a variable rate based on the Secured Overnight Financing Rate (“SOFR”) or a base rate determined by the lender’s prime rate plus an applicable margin, as defined in the agreement. Any outstanding borrowings under the Revolving Credit Agreement bear interest at a rate, at our election, equal to (i) adjusted term SOFR plus a margin ranging from 1.25% to 1.75% or (ii) a base rate plus a margin ranging from 0.25% to 0.75%, in each case depending upon the monthly average excess availability under the Revolving Credit Agreement. We are required to pay a monthly unused line fee equal to 0.20% times the average daily unused availability along with other customary fees and expenses of our agent and lenders. During the year ended December 31, 2023, we had payments of principal of $104.2 million and borrowings of principal of $104.2 million under the Revolving Credit Agreement, and as of December 31, 2023, there were no amounts outstanding.
The Senior Notes due 2028 bear interest at the rate of 4.5% per annum from the date of issuance, payable semi-annually on April 15 and October 15.
Operating leases represent the total future minimum lease payments for leases that have commenced. As of December 31, 2023, obligations related to operating leases that we have executed but have not yet commenced were nominal.
We have standby letters of credit totaling $6.0 million issued in connection with workers compensation claims and surety bonds.
We have $35.7 million in purchase commitments through December 2024 for various raw material commodities, including aluminum, steel, polyethylene, and nickel, as well as other raw material components which are within normal production requirements.

We obtain vehicle chassis for our specialized vehicle products directly from the chassis manufacturers under converter pool agreements. Chassis are obtained from the manufacturers based on orders from customers, and to a lesser extent, for unallocated orders. Although each manufacturer’s agreement has different terms and conditions, the agreements generally state that the manufacturer will provide a supply of chassis to be maintained from time to time at our various facilities with the condition that we will store such chassis and will not move, sell, or otherwise dispose of such chassis except under the terms of the agreement. The manufacturer transfers the chassis to us on a “restricted basis” retaining the sole authority to authorize commencement of work on the chassis and to make certain other decisions with respect to the chassis including the terms and pricing of sales of the chassis to the manufacturer’s dealers. The manufacturer also does not transfer the certificate of origin to us nor permit us to sell or transfer the chassis to anyone other than the manufacturer (for ultimate resale to a dealer). Although we are party to related finance agreements with manufacturers, we have not historically settled, nor do we expect to in the future settle, any related obligations in cash. Instead, the obligation is settled by the manufacturer upon reassignment of the chassis to an accepted dealer, and the dealer is invoiced for the chassis by the manufacturer. Accordingly, as of December 31, 2023, our outstanding chassis converter pool with the manufacturer totaled $27.3 million and has included this financing agreement on our Consolidated Balance Sheets within Prepaid expenses and other and Other accrued liabilities. All other chassis programs are handled as consigned inventory belonging to the manufacturer and totaled approximately $0.9 million. Under these agreements, if the chassis is not delivered to a customer within a specified time frame, we are required to pay a finance or storage charge on the chassis. Additionally, we receive finance support funds from manufacturers when the chassis are assigned into our chassis pool. Typically, chassis are converted and delivered to customers within 90 days of our receipt of the chassis.
The total amount of gross unrecognized tax benefits for uncertain tax positions, including positions impacting only the timing of tax benefits, was $4.8 million at December 31, 2023. Payment of these obligations would result from settlements with taxing authorities. Due to the difficulty in determining the timing of settlements, these obligations are not included in the table above. We do not expect to make a tax payment related to these obligations within the next year that would significantly impact liquidity.
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
Annual Goodwill Impairment Test
As of December 31, 2023, goodwill allocated to our TS and P&S segments was approximately $120.5 million and $67.9 million, respectively. For the 2023 annual goodwill impairment test conducted as of October 1st, 2023, the Company chose to evaluate qualitative factors to determine if it was more likely than not that the fair value of the TS and P&S reporting units were less than their respective carrying amounts. In accordance with the relevant accounting guidance, in order to perform the qualitative assessment, the Company considered many factors including, but not limited to, general economic conditions, industry and market conditions, financial performance and key business drivers, future operating plans, and potential changes to significant assumptions used in the most recent quantitative fair value analysis for each reporting unit (which was conducted in connection with the Company’s segment realignment beginning in September 2021 as further described below). Based on the analysis of the factors and considerations described above, the Company concluded that it was more likely than not that the fair value of each reporting unit continued to be greater than the respective carrying value. Therefore, no impairment charges were recorded and a quantitative analysis was not performed.
During the fourth quarters of 2022 and 2021, the Company completed its annual goodwill impairment test using the qualitative assessment. Based on all assessments performed, the Company believed it was more likely than not that the fair value of its reporting units were greater than their carrying amount and no additional impairment of goodwill was recognized.
In connection with the Company’s segment realignment beginning in September 2021 described in greater detail below, the Company performed a quantitative assessment for each reporting unit utilizing a combination of the income and market approaches, the results of which were weighted evenly. No impairment was indicated in either annual test as the fair value of each reporting unit exceeded its respective carrying value.

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
Other
Inflation
Inflation impacts prices paid for labor, materials and supplies. Significant increases in the costs of production or certain commodities, raw materials, and components could have an adverse impact on our results of operations. As has been our practice, we will endeavor to offset the impact of inflation through selective price increases, productivity improvements, and hedging activities. Our ability to mitigate the impact of inflation through selective price increases may be limited by our backlog in cases of orders without inflation-based price adjustment provisions.
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
Commodity Price Risks
We are exposed to fluctuation in commodity prices through the purchase of various raw materials that are processed from commodities such as aluminum, steel, lumber, nickel, copper, and polyethylene. Given the historical volatility of certain commodity prices, this exposure can significantly impact product costs. We manage some of our commodity price changes by entering into fixed price contracts with our suppliers and through financial derivatives. To the extent that we are unable to offset the increased commodity costs in our product prices, our results would be materially and adversely affected. As of December 31, 2023, we had $35.7 million in raw material purchase commitments through December 2024 for materials that will be used in the production process, as compared to $59.2 million as of December 31, 2022. The decrease from the prior year is primarily attributable to lower backlog. As of December 31, 2023, a hypothetical ten percent change in commodity prices based on our raw material purchase commitments through December 2024 would result in a corresponding change in cost of goods sold over a one-year period of approximately $3.6 million. This sensitivity analysis does not account for the change in the competitive environment indirectly related to the change in commodity prices and the potential managerial action taken in response to these changes.
Interest Rates
As of December 31, 2023, we had no floating rate debt outstanding under our Revolving Facility. The only other outstanding debt on our Consolidated Balance Sheets as of December 31, 2023 were the New Senior Notes, which carry a fixed interest rate of 4.50%. Based on the current borrowings under our Revolving Facility, a hypothetical 100 basis-point change in the floating interest rate would result in no corresponding change in interest expense over a one-year period. This sensitivity analysis does not account for the change in the competitive environment indirectly related to the change in interest rates and the potential managerial action taken in response to these changes.
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

ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Wabash National Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Wabash National Corporation (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 22, 2024 expressed an unqualified opinion thereon.
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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
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

Valuation of Goodwill
Description of the Matter
At December 31, 2023, the Company’s goodwill was $188.4 million. As discussed in Note 2 to the consolidated financial statements, goodwill is tested for impairment at the reporting unit level at least annually or whenever events or changes in circumstances indicate its carrying value may not be recoverable. Management first assesses qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount.

Auditing management’s goodwill impairment tests was complex and highly judgmental due to the significant estimation required to determine that the fair values of the reporting units were not less than their carrying values when applying a qualitative assessment. In particular, the fair value estimates were sensitive to qualitative factors, such as general economic conditions, industry and market conditions, financial performance and key business drivers, future operating plans, and potential changes to significant assumptions used in the most recent quantitative fair value analysis of each reporting unit.

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
Indianapolis, Indiana
February 22, 2024

WABASH NATIONAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$179,271	$58,245
Accounts receivable, net	182,990	255,577
Inventories	267,635	243,870
Prepaid expenses and other	51,457	34,927
Total current assets	681,353	592,619
Property, plant, and equipment, net	325,444	271,116
Goodwill	188,409	188,434
Intangible assets, net	86,418	99,231
Investment in unconsolidated entity	1,647	—
Other assets	79,543	52,123
Total assets	$1,362,814	$1,203,523
Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$—	$—
Accounts payable	156,608	189,141
Other accrued liabilities	195,601	158,327
Total current liabilities	352,209	347,468
Long-term debt	396,465	395,818
Deferred income taxes	17,013	27,758
Other non-current liabilities	47,028	34,354
Total liabilities	812,715	805,398
Commitments and contingencies
Noncontrolling interest	603	512
Wabash National Corporation Stockholders' equity:
Common stock, $0.01 par value: 200,000,000 shares authorized; 45,393,260 and 47,675,796 shares outstanding, respectively	774	766
Additional paid-in capital	677,886	665,941
Retained earnings	403,923	188,241
Accumulated other comprehensive loss	(428)	(882)
Treasury stock, at cost: 32,128,755 and 28,972,928 common shares, respectively	(532,659)	(456,453)
Total Wabash National Corporation stockholders' equity	549,496	397,613
Total liabilities, noncontrolling interest, and equity	$1,362,814	$1,203,523

The accompanying notes are an integral part of these Consolidated Statements.

WABASH NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)

	Year Ended December 31,
	2023	2022	2021
Net sales	$2,536,500	$2,502,129	$1,803,268
Cost of sales	2,038,313	2,179,438	1,606,801
Gross profit	498,187	322,691	196,467
General and administrative expenses	146,658	113,083	88,807
Selling expenses	26,532	27,070	23,691
Amortization of intangible assets	12,813	15,211	22,858
Impairment and other, net	235	685	27,569
Income from operations	311,949	166,642	33,542
Other income (expense):
Interest expense	(19,854)	(20,525)	(23,128)
Other, net	3,393	318	(9,124)
Other expense, net	(16,461)	(20,207)	(32,252)
Loss from unconsolidated entity	(803)	—	—
Income before income tax	294,685	146,435	1,290
Income tax expense	62,830	33,665	126
Net income	231,855	112,770	1,164
Net income attributable to noncontrolling interest	603	512	—
Net income attributable to common stockholders	$231,252	$112,258	$1,164

Net income attributable to common stockholders per share:
Basic	$4.92	$2.31	$0.02
Diluted	$4.81	$2.25	$0.02
Weighted average common shares outstanding (in thousands):
Basic	47,011	48,626	50,684
Diluted	48,030	49,881	51,608

Dividends declared per share	$0.32	$0.32	$0.32
The accompanying notes are an integral part of these Consolidated Statements.

WABASH NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)

	Year Ended December 31,
	2023	2022	2021
Net income	$231,855	$112,770	$1,164
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	975	198	193
Unrealized loss on derivative instruments	(521)	(1,939)	(6,967)
Total other comprehensive income (loss)	454	(1,741)	(6,774)
Comprehensive income (loss)	232,309	111,029	(5,610)
Comprehensive income attributable to noncontrolling interest	—	—	—
Comprehensive income (loss) attributable to common stockholders	$232,309	$111,029	$(5,610)

The accompanying notes are an integral part of these Consolidated Statements.

WABASH NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total
	Shares	Amount

Balances at December 31, 2020	52,536,482	$755	$644,695	$107,233	$7,633	$(355,437)	$404,879
Net income for the year				1,164			1,164
Foreign currency translation					193		193
Stock-based compensation	145,118	2	7,057				7,059
Stock repurchase	(3,927,900)					(66,731)	(66,731)
Common stock dividends				(16,286)			(16,286)
Unrealized loss on derivative instruments, net of tax					(6,967)		(6,967)
Common stock issued in connection with:
Stock option exercises	200,782	2	2,226				2,228
Balances at December 31, 2021	48,954,482	$759	$653,978	$92,111	$859	$(422,168)	$325,539
Net income attributable to common stockholders for the year				112,258			112,258
Foreign currency translation					198		198
Stock-based compensation	298,458	5	9,741				9,746
Stock repurchase	(1,761,339)					(34,285)	(34,285)
Common stock dividends				(16,128)			(16,128)
Unrealized loss on derivative instruments, net of tax					(1,939)		(1,939)
Common stock issued in connection with:
Stock option exercises	184,195	2	2,222				2,224
Balances at December 31, 2022	47,675,796	$766	$665,941	$188,241	$(882)	$(456,453)	$397,613
Net income attributable to common stockholders for the year				231,252			231,252
Foreign currency translation					975		975
Stock-based compensation	516,747	8	11,790				11,798
Stock repurchase	(2,810,716)					(76,206)	(76,206)
Common stock dividends				(15,570)			(15,570)
Unrealized loss on derivative instruments, net of tax					(521)		(521)
Common stock issued in connection with:
Stock option exercises	11,433	—	155				155
Balances at December 31, 2023	45,393,260	$774	$677,886	$403,923	$(428)	$(532,659)	$549,496

The accompanying notes are an integral part of these Consolidated Statements.

WABASH NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net income	$231,855	$112,770	$1,164
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	32,507	31,758	25,984
Amortization of intangibles	12,813	15,211	22,858
Net loss (gain) on sale of property, plant and equipment and business divestiture	235	(635)	(1,594)
Loss on debt extinguishment	—	—	9,504
Deferred income taxes	(13,459)	(7,614)	(8,147)
Stock-based compensation	11,799	9,746	7,059
Non-cash interest expense	946	868	1,082
Equity in loss of unconsolidated entity	803	—	—
Impairment	—	1,339	29,163
Accounts receivable	72,587	(79,066)	(80,879)
Inventories	(23,765)	(6,249)	(74,804)
Prepaid expenses and other	(10,727)	1,069	8,570
Accounts payable and accrued liabilities	5,775	46,085	54,862
Other, net	(1,763)	(1,198)	(2,292)
Net cash provided by (used in) operating activities	319,606	124,084	(7,470)
Cash flows from investing activities:
Cash payments for capital expenditures	(98,093)	(57,086)	(49,105)
Expenditures for revenue generating assets	(5,650)	—	—
Proceeds from sale of assets and business divestiture	154	1,781	22,029
Investment in unconsolidated entity	(2,450)	—	—
Net cash used in investing activities	(106,039)	(55,305)	(27,076)
Cash flows from financing activities:
Proceeds from exercise of stock options	155	2,224	2,228
Dividends paid	(15,861)	(16,020)	(16,435)
Borrowings under revolving credit facilities	104,199	97,549	50,823
Payments under revolving credit facilities	(104,199)	(130,584)	(17,788)
Principal payments under finance lease obligations	—	(59)	(319)
Borrowings under new senior notes	—	—	400,000
Principal payments against old senior notes	—	—	(315,000)
Principal payments under term loan credit facility	—	—	(138,835)
Debt issuance costs paid	(117)	(1,137)	(9,296)
Stock repurchases	(76,206)	(34,285)	(66,731)
Distribution to noncontrolling interest	(512)	—	—
Net cash used in financing activities	(92,541)	(82,312)	(111,353)
Cash, cash equivalents, and restricted cash:
Net increase (decrease) in cash, cash equivalents, and restricted cash	121,026	(13,533)	(145,899)
Cash, cash equivalents, and restricted cash at beginning of period	58,245	71,778	217,677
Cash, cash equivalents, and restricted cash at end of period	$179,271	$58,245	$71,778
Supplemental disclosures of cash flow information:
Cash paid for interest	$18,938	$20,131	$22,040
Net cash paid (refunds received) for income taxes	$82,589	$18,333	$(467)
Period end balance of payables for property, plant, and equipment	$11,662	$18,809	$3,785

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

	Years ended December 31,
	2023	2022	2021
Balance at beginning of year	$428	$429	$536
Expected losses	651	179	10
Write-offs, net of recoveries	—	(180)	(117)
Balance at end of year	$1,079	$428	$429
Inventories. Inventories are stated at the lower of cost, determined on either the first-in, first-out or average cost method, or net realizable value. The cost of manufactured inventory includes raw material, labor and overhead.
Prepaid Expenses and Other. Prepaid expenses and other as of December 31, 2023 and 2022 consists of the following (in thousands):

	December 31,
	2023	2022
Chassis converter pool agreements	$27,312	$20,345
Income tax receivables	11,840	2,358
Insurance premiums & maintenance/subscription agreements	5,899	3,949
Commodity swap contracts	1,511	2,674
All other	4,895	5,601
	$51,457	$34,927

Chassis converter pool agreements represent chassis transferred to the Company on a restricted basis by the manufacturer, who retains the sole authority to authorize commencement of work on the chassis and to make certain other decisions with respect to the chassis including the terms and pricing of sales to the manufacturer’s dealers. As further described in Note 11, commodity swap contracts relate to our hedging activities (that are in an asset position) to mitigate the risks associated with fluctuations in commodity prices. Insurance premiums and maintenance/subscription agreements are charged to expense over the contractual life, which is generally one year or less. Other items primarily consist of investments held by the Company’s captive insurance subsidiary and other various prepaid and other assets. As of December 31, 2023 and 2022, there was no restricted cash included in prepaid expenses and other current assets.
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
As of December 31, 2023, goodwill allocated to the Transportation Solutions (“TS”) and Parts & Services (“P&S”) segments was approximately $120.5 million and $67.9 million, respectively.
For the 2023 annual goodwill impairment test conducted as of October 1st, 2023, the Company chose to evaluate qualitative factors to determine if it was more likely than not that the fair value of the TS and P&S reporting units were less than their respective carrying amounts. In accordance with the relevant accounting guidance, in order to perform the qualitative assessment, the Company considered many factors including, but not limited to, general economic conditions, industry and market conditions, financial performance and key business drivers, future operating plans, and potential changes to significant assumptions used in the most recent quantitative fair value analysis for each reporting unit (which was conducted in connection with the Company’s segment realignment beginning in September 2021 as further described below). Based on the analysis of the factors and considerations described above, the Company concluded that it was more likely than not that the fair value of each reporting unit continued to be greater than the respective carrying value. Therefore, no impairment charges were recorded and a quantitative analysis was not performed.
During the fourth quarters of 2022 and 2021, the Company completed its annual goodwill impairment test using the qualitative assessment. Based on all assessments performed, the Company believed it was more likely than not that the fair value of its reporting units were greater than their carrying amount and no additional impairment of goodwill was recognized.
In connection with the Company’s segment realignment beginning in September 2021 described in greater detail below, the Company performed a quantitative assessment for each reporting unit utilizing a combination of the income and market approaches, the results of which were weighted evenly. No impairment was indicated in either annual test as the fair value of each reporting unit exceeded its respective carrying value.
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
Other Assets. The Company capitalizes the cost of computer software developed or obtained for internal use. Capitalized software is amortized using the straight-line method over three to seven years. As of December 31, 2023 and 2022, the Company had software costs, net of amortization, of $8.0 million and $3.3 million, respectively. Amortization expense for 2023, 2022, and 2021 was $1.9 million, $1.8 million, and $1.7 million, respectively.
Warranties. The Company offers a limited warranty for its products with a coverage period that ranges between one and five years, except that the coverage period for DuraPlate® trailer panels is ten years. The Company passes through component manufacturers’ warranties to our customers. The Company’s policy is to accrue the estimated cost of warranty coverage at the time of the sale.
The following table presents the changes in the product warranty accrual included in Other accrued liabilities (in thousands):

	2023	2022
Balance as of January 1	$22,061	$22,045
Provision and revisions to estimates	3,716	2,806
Payments	(4,491)	(2,790)
Balance as of December 31	$21,286	$22,061
Self-Insured Liabilities. The Company is self-insured up to specified limits for medical and workers’ compensation coverage. The self-insurance reserves have been recorded to reflect the undiscounted estimated liabilities, including claims incurred but not reported, as well as catastrophic claims as appropriate.
The following table presents the changes in the self-insurance accrual included in Other accrued liabilities (in thousands):

	2023	2022
Balance as of January 1	$10,718	$11,152
Expense	39,890	34,457
Payments	(39,297)	(34,891)
Balance as of December 31	$11,311	$10,718
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
Used Trailer Trade Commitments. The Company may accept trade-in of used trailers when a customer enters into a contract to purchase a new trailer. However, in the contracts for the sale of the new trailers, there is no commitment to repurchase that trailer or a similar trailer in the future. The Company had $0.5 million and no outstanding trade commitments as of December 31, 2023 and December 31, 2022, respectively. On occasion, the amount of the trade allowance provided for in the used trailer commitments, or cost, may exceed the net realizable value of the underlying used trailer. In these instances, the Company’s policy is to recognize the loss related to these commitments at the time the new trailer revenue is recognized. Net realizable value of used trailers is measured considering market sales data for comparable types of trailers.
Concentration of Credit Risk. Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash, cash equivalents, and customer receivables. We place our cash and cash equivalents with high quality financial institutions. Generally, we do not require collateral or other security to support customer receivables.

Research and Development. Research and development expenses are charged to Cost of sales and General and administrative expenses in the Consolidated Statements of Operations as incurred and were $7.5 million, $5.3 million, and $13.6 million in 2023, 2022, and 2021, respectively.
3. NEW ACCOUNTING PRONOUNCEMENTS
In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (“ASU”) No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses, allowing financial statement users to better understand the components of a segment's profit or loss to assess potential future cash flows for each reportable segment and the entity as a whole. The amendments expand a public entity's segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker ("CODM"), clarifying when an entity may report one or more additional measures to assess segment performance, requiring enhanced interim disclosures, providing new disclosure requirements for entities with a single reportable segment, and requiring other new disclosures. The amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and early adoption is permitted. Although the ASU only requires additional disclosures about the Company's operating segments, the Company is currently evaluating the impact of adopting this guidance on the consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which is intended to enhance the transparency, decision usefulness and effectiveness of income tax disclosures. The amendments in this ASU require a public entity to disclose a tabular tax rate reconciliation, using both percentages and currency, with specific categories. A public entity is also required to provide a qualitative description of the states and local jurisdictions that make up the majority of the effect of the state and local income tax category and the net amount of income taxes paid, disaggregated by federal, state and foreign taxes and also disaggregated by individual jurisdictions. The amendments also remove certain disclosures that are no longer considered cost beneficial. The amendments are effective prospectively for annual periods beginning after December 15, 2024, and early adoption and retrospective application are permitted. Although the ASU only modifies the Company's required income tax disclosures, the Company is currently evaluating the impact of adopting this guidance on the consolidated financial statements.
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

5. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill and Related Annual Impairment Assessments
As of December 31, 2023, goodwill allocated to the Transportation Solutions (“TS”) and Parts & Services (“P&S”) segments was approximately $120.5 million and $67.9 million, respectively.
For the 2023 annual goodwill impairment test conducted as of October 1st, 2023, the Company chose to evaluate qualitative factors to determine if it was more likely than not that the fair value of the TS and P&S reporting units were less than their respective carrying amounts. In accordance with the relevant accounting guidance, in order to perform the qualitative assessment, the Company considered many factors including, but not limited to, general economic conditions, industry and market conditions, financial performance and key business drivers, future operating plans, and potential changes to significant assumptions used in the most recent quantitative fair value analysis for each reporting unit (which was conducted in connection with the Company’s segment realignment beginning in September 2021 as further described below). Based on the analysis of the factors and considerations described above, the Company concluded that it was more likely than not that the fair value of each reporting unit continued to be greater than the respective carrying value. Therefore, no impairment charges were recorded and a quantitative analysis was not performed.
During the fourth quarters of 2022 and 2021, the Company completed its annual goodwill impairment test using the qualitative assessment. Based on all assessments performed, the Company believed it was more likely than not that the fair value of its reporting units were greater than their carrying amount and no additional impairment of goodwill was recognized.
In connection with the Company’s segment realignment beginning in September 2021 described in greater detail below, the Company performed a quantitative assessment for each reporting unit utilizing a combination of the income and market approaches, the results of which were weighted evenly. No impairment was indicated in either annual test as the fair value of each reporting unit exceeded its respective carrying value.
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

For the years ended December 31, 2023, 2022, and 2021, the changes in the carrying amounts of goodwill were as follows (in thousands):

	Transportation Solutions	Parts & Services	Total
Balance at December 31, 2021
Goodwill	$188,764	$108,079	$296,843
Accumulated impairment losses	(68,257)	(40,143)	(108,400)
Net balance at December 31, 2021	120,507	67,936	188,443
Effects of foreign currency	(5)	(4)	(9)
Balance at December 31, 2022
Goodwill	188,759	108,075	296,834
Accumulated impairment losses	(68,257)	(40,143)	(108,400)
Net balance as of December 31, 2022	120,502	67,932	188,434
Effects of foreign currency	(16)	(9)	(25)
Balance as of December 31, 2023
Goodwill	188,743	108,066	296,809
Accumulated impairment losses	(68,257)	(40,143)	(108,400)
Net balance as of December 31, 2023	$120,486	$67,923	$188,409
Intangible Assets
Intangible asset amortization expense was $12.8 million, $15.2 million, and $22.9 million for 2023, 2022, and 2021, respectively. Annual intangible asset amortization expense for the next 5 fiscal years is estimated to be $12.2 million in 2024; $11.2 million in 2025; $10.7 million in 2026; $10.2 million in 2027; and $9.7 million in 2028.
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
Net intangible assets of approximately $1.3 million were written-off during the second quarter of 2021 in connection with the Extract® divestiture.
As of December 31, 2023, the balances of intangible assets, other than goodwill, were as follows (in thousands):

	Weighted Average Amortization Period	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Customer relationships	13 years	$270,016	$(183,923)	$86,093
Technology	12 years	11,708	(11,383)	325
Total		$281,724	$(195,306)	$86,418
As of December 31, 2022, the balances of intangible assets, other than goodwill, were as follows (in thousands):

	Weighted Average Amortization Period	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Customer relationships	13 years	270,016	(172,086)	97,930
Technology	12 years	11,708	(10,407)	1,301
Total		$281,724	$(182,493)	$99,231

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
If the Company concludes it is not the primary beneficiary of a VIE, the Company evaluates whether it has the ability to exercise significant influence over operating and financial policies of the entity requiring the equity method of accounting. The Company’s judgment regarding the level of influence over an equity method investment includes, but is not limited to, considering key factors such as the Company’s ownership interest (generally represented by ownership of at least 20 percent but not more than 50 percent), representation on the board of directors, participation in policy making decisions, technological dependency, and material intercompany transactions. Generally, under the equity method, investments are recorded at cost and subsequently adjusted by the Company’s share of equity in income or losses after the date of the initial investment. Equity in income or losses is recorded according to the Company’s level of ownership; if losses accumulate, the Company records its share of losses until the investment has been fully depleted. If the Company’s investment has been fully depleted, the Company recognizes additional losses only when it is committed to provide further financial support. Dividends received from equity method investees reduce the amount of the Company’s investment when received and do not impact the Company’s earnings. The Company evaluates its equity method investments for an other-than-temporary impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable.

Linq Venture Holdings LLC
During the fourth quarter of 2023, the Company continued to unify and expand its parts and services capabilities and ecosystem by executing an agreement with a partner to create a new legal entity (Linq Venture Holdings LLC, “Linq”) to develop and scale a digital marketplace in and for the transportation and logistics distribution industry. Linq is intended to be the digital channel to market Wabash equipment and parts & services, as well as non-Wabash parts & services, in a digital marketplace format to end-customers as well as dealers. The Company holds 49% ownership of the membership units in Linq while its partner holds 51%. Initial capital contributions to Linq were in proportion to the respective ownership interests. The Company’s initial capital contribution was approximately $2.5 million while its partner’s contribution was approximately $2.6 million. At its formation, Linq has no debt or other financial obligations other than typical operating expenses and costs. Creditors of Linq do not have recourse to the general credit of the Company. The operating agreement requires excess cash distributions, as defined in the agreement, no later than 30 days after the end of the second and fourth quarters of each year in proportion to the respective ownership interests.
The operating agreement provides the Company’s partner with put rights that would require the Company to purchase its partner’s interest in Linq. In addition, the operating agreement provides the Company with call rights that would allow it to purchase its partner’s interest in Linq. These put and call rights vary depending upon when they may be exercised, which is generally from formation of Linq up to and including the seven-year anniversary of formation. Upon receiving notice that the Company’s partner has exercised the put right or the Company has exercised the call right, a valuation will occur as stipulated within the operating agreement. Generally, the valuation stipulated within the operating agreement is materially equivalent to a fair value calculation. Such put and call rights have not been exercised by the Company’s partner or the Company as of the current period end date.
Because Linq does not have sufficient equity at risk to permit it to carry on its activities without additional financial support, the Company concluded that Linq is a VIE. The Company has the ability to significantly influence the activities of Linq through minority representation on the Board of Directors as well as through participation in certain management and strategic decisions of Linq. The Company’s partner is responsible for the overall development and management of the digital marketplace, the primary purpose for which Linq was formed. Both the Company and its partner have a requirement to provide funding to Linq if needed.
As part of the formation of Linq, the Company executed a credit agreement with Linq whereby a $10.0 million revolving line of credit (the “Wabash Note”) with a 7% simple accrued interest rate, paid quarterly, is available to Linq. The commitment under the Wabash Note may be increased to $35.0 million subject to the approval of the Board of Directors as stipulated in the operating agreement. As of and through December 31, 2023, there were no amounts borrowed under the Wabash Note and the Company did not provide financial or other support to Linq that it was not contractually obligated to provide.
Given the facts and circumstances specific to Linq, the Company concluded that it is not the primary beneficiary of this VIE. However, the Company has the ability to exercise significant influence over the operating and financial policies of Linq. The Company’s maximum exposure to loss in this unconsolidated VIE is limited to the Company’s initial capital contribution and any amounts borrowed under the Wabash Note. The partner’s put right does not have a standalone value as it based upon a fair value calculation when exercised, as stipulated in the operating agreement.
The Company’s equity method investment in Linq is recorded in Investment in unconsolidated entity on its Consolidated Balance Sheets. Any amounts borrowed under the Wabash Note are recorded in Other assets on the Company’s Consolidated Balance Sheets. Linq is considered operationally integral. The Company’s share of the results from its equity method investment is included in Loss from unconsolidated entity in the Consolidated Statements of Operations.
Amounts recorded related to Linq are as follows (in thousands):

	December 31, 2023	December 31, 2022
Initial investment in unconsolidated entity	$2,450	$—
Loss from unconsolidated entity for the year ended	(803)	—
Investment in unconsolidated entity	$1,647	$—

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
Because the entity does not have sufficient equity at risk to permit it to carry on its activities without additional financial support, the Company concluded that WP is a VIE. The Company has the power to direct the activities of WP through majority representation on the Board of Directors as well as control related to the management and overall strategic direction of the entity. In addition, the Company has the obligation to absorb the benefits and losses of WP that could potentially be significant to the entity. The Company also has a requirement to provide funding to the entity if needed. Given the facts and circumstances specific to WP, the Company concluded that it is the primary beneficiary and, as such, is required to consolidate the entity. WP’s results of operations are included in the Parts & Services operating and reportable segment. Through December 31, 2023, the Company did not provide financial or other support to this VIE that it was not contractually obligated to provide. As of December 31, 2023, the Company does not have any obligations to provide financial support to WP.
The following table presents the assets and liabilities of the WP VIE consolidated on the Company’s Consolidated Balance Sheets as of December 31, 2023 and December 31, 2022 (in thousands):

	December 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$3,020	$1,379
Accounts receivable, net	1,540	1,509
Inventories, net	85	138
Prepaid expenses and other	68	16
Total current assets	4,713	3,042
Property, plant, and equipment, net	—	—
Other assets	543	141
Total assets	$5,256	$3,183
Liabilities
Current liabilities:
Accounts payable	$4,024	$2,136
Other accrued liabilities	26	23
Total current liabilities	4,050	2,159
Other non-current liabilities	—	—
Total liabilities	$4,050	$2,159

The following table is a rollforward of activities in the Company’s noncontrolling interest (in thousands):

	2023	2022	2021
Balance at January 1	$512	$—	$—
Net income attributable to noncontrolling interest	603	512	—
Other comprehensive income (loss)	—	—	—
Distributions declared to noncontrolling interest	(512)	—	—
Balance at December 31	$603	$512	$—

7. INVENTORIES
Inventories, net of reserves, consist of the following (in thousands):

	December 31,
	2023	2022
Raw materials and components	$156,314	$176,080
Finished goods	86,586	50,005
Work in progress	14,102	9,983
Used trailers	3,370	737
Aftermarket parts	7,263	7,065
	$267,635	$243,870
8. PROPERTY, PLANT, AND EQUIPMENT
Depreciation expense on property, plant, and equipment, which is recorded in Cost of sales and General and administrative expenses in the Consolidated Statements of Operations, as appropriate, was $32.5 million, $31.8 million, and $24.3 million in 2023, 2022, and 2021, respectively, and includes depreciation of assets recorded in connection with the Company’s finance lease agreement (which ended during the first quarter of 2022, at which point the property, plant, and equipment assets were legally owned by the Company).
See Note 21 for information related to property, plant, and equipment sales and impairment charges.
Property, plant, and equipment, net consist of the following (in thousands):

	December 31,
	2023	2022
Land	$42,494	$42,342
Buildings and building improvements	159,046	149,052
Machinery and equipment	416,477	311,736
Construction in progress	52,417	94,018
	670,434	597,148
Less: accumulated depreciation	(344,990)	(326,032)
	$325,444	$271,116

9. OTHER ACCRUED LIABILITIES
The following table presents the major components of Other accrued liabilities (in thousands):

	December 31,
	2023	2022
Customer deposits	$45,586	$32,129
Chassis converter pool agreements	27,312	20,345
Warranty	21,286	22,061
Payroll and related taxes	40,265	29,219
Self-insurance	11,311	10,718
Accrued interest	3,817	3,854
Operating lease obligations	9,049	6,120
Accrued taxes	24,662	24,793
All other	12,313	9,088
	$195,601	$158,327
10. LONG-TERM DEBT
Long-term debt consists of the following (in thousands):

	December 31, 2023	December 31, 2022
Senior Notes due 2028	$400,000	$400,000
Revolving Credit Agreement	—	—
	400,000	400,000
Less: unamortized discount and fees	(3,535)	(4,182)
Less: current portion	—	—
	$396,465	$395,818
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
The Indenture contains customary events of default, including payment defaults, breaches of covenants, failure to pay certain judgments and certain events of bankruptcy, insolvency and reorganization. If an event of default occurs and is continuing, the principal amount of the New Senior Notes, plus accrued and unpaid interest, if any, may be declared immediately due and payable. These amounts automatically become due and payable if an event of default relating to certain events of bankruptcy, insolvency or reorganization occurs. As of December 31, 2023, the Company was in compliance with all covenants.
The sale of the New Senior Notes resulted in net proceeds of approximately $395 million, after deducting financing fees and other offering expenses. The Company used the net proceeds of the New Senior Notes and a portion of the $50 million draw from the increased capacity under the Revolving Credit Agreement to fund the redemption in full of the Senior Notes due 2025, to repay in full the $108.8 million of outstanding borrowings under the term loan credit agreement entered into on September 28, 2020 (the “New Term Loan Credit Agreement”) among the Company, the lenders from time to time party thereto, and Wells Fargo Bank, National Association, as the administrative agent, and to pay all related fees and expenses. (The New Term Loan Credit Agreement refinanced and replaced that certain Term Loan Credit Agreement, dated as of May 8, 2012 (as amended, restated, supplemented, or otherwise modified from time to time, the “Old Term Loan Credit Agreement”), among the Company, the lenders party thereto and Morgan Stanley Senior Funding, Inc., as the administrative agent.) Debt extinguishment charges totaling $9.1 million were recorded during the fourth quarter of 2021 in connection with the redemption in full of the Senior Notes due 2025 and the repayment in full of the outstanding borrowings under the New Term Loan Credit Agreement. The loss on debt extinguishment charges is included in Other, net on the Company’s Consolidated Statements of Operations.
Contractual coupon interest expense and accretion of fees for the New Senior Notes for the years ended December 31, 2023, 2022 and 2021 were $18.0 million and $0.6 million, $18.0 million and $0.6 million, and $4.3 million and $0.1 million, respectively.
Contractual coupon interest expense and accretion of discount and fees for the Senior Notes due 2025, which were redeemed in full during the fourth quarter of 2021 as described above, for the year ended December 31, 2021, was $13.3 million and $0.5 million, respectively.
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
The Revolving Credit Agreement contains customary covenants limiting the ability of the Company and certain of its subsidiaries to, among other things, pay cash dividends, incur debt or liens, redeem or repurchase stock, enter into transactions with affiliates, merge, dissolve, repay subordinated indebtedness, make investments and dispose of assets. In addition, the Company will be required to maintain a minimum fixed charge coverage ratio of not less than 1.0 to 1.0 as of the end of any period of 12 fiscal months when excess availability under the Revolving Credit Agreement is less than the greater of (a) 10% of the lesser of (i) the total revolving commitments and (ii) the borrowing base (such lesser amount, the “Line Cap”) and (b) $25 million. As of December 31, 2023, the Company was in compliance with all covenants.
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
The Company’s liquidity position, defined as cash on hand and available borrowing capacity on the Revolving Credit Agreement, amounted to $516.1 million as of December 31, 2023 and $401.2 million as of December 31, 2022.
During the year ended December 31, 2023, the Company had payments of principal of $104.2 million and borrowings of principal of $104.2 million under the Revolving Credit Agreement, and as of December 31, 2023, there were no amounts outstanding.
During the year ended December 31, 2022, the Company had net payments of principal of $130.6 million and net borrowings of principal of $97.6 million under the Revolving Credit Agreement, and as of December 31, 2022, there were no amounts outstanding.
Interest expense under the Revolving Credit Agreement for the years ended December 31, 2023, 2022, and 2021, was approximately $0.9 million, $1.7 million, and $0.6 million, respectively. Interest expense under the Revolving Credit Agreement is included in Interest expense on the Company’s Consolidated Statements of Operations.
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
For the year ended December 31, 2021, under the New Term Loan Credit Agreement the Company paid interest of $3.9 million. For the year ended December 31, 2021, the Company incurred charges of $0.2 million for amortization of fees and original issuance discount, which are included in Interest expense in the Consolidated Statements of Operations.
11. FINANCIAL DERIVATIVE INSTRUMENTS
Commodity Pricing Risk
As of December 31, 2023, the Company was party to commodity swap contracts for specific commodities with notional amounts of approximately $35.7 million. The Company uses commodity swap contracts to mitigate the risks associated with fluctuations in commodity prices impacting its cash flows related to inventory purchases from suppliers. The Company does not hedge all commodity price risk.

At inception, the Company designated the commodity swap contracts as cash flow hedges. The contracts mature at specified monthly settlement dates and will be recognized into earnings through November 2024. The effective portion of the hedging transaction is recognized in Accumulated Other Comprehensive Income (Loss) (“AOCI”) and transferred to earnings when the forecasted hedged transaction takes place or when the forecasted hedged transaction is no longer probable to occur.
Financial Statement Presentation
As of December 31, 2023 and 2022, the fair value carrying amount of the Company’s derivative instruments were recorded as follows (in thousands):

		Asset / (Liability) Derivatives
	Balance Sheet Caption	December 31, 2023	December 31, 2022
Derivatives designated as hedging instruments
Commodity swap contracts	Prepaid expenses and other	$1,511	$2,674
Commodity swap contracts	Accounts payable and Other accrued liabilities	(1,045)	(1,653)
Total derivatives designated as hedging instruments		$466	$1,021
The following table summarizes the gain or loss recognized in AOCI as of December 31, 2023 and 2022 and the amounts reclassified from AOCI into earnings for the years ended December 31, 2023, 2022, and 2021 (in thousands):

	Amount of Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion, net of tax)		Location of Gain (Loss) Reclassified from AOCI into Earnings (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Earnings
				Year Ended December 31,
	December 31, 2023	December 31, 2022		2023	2022	2021
Derivatives instruments
Commodity swap contracts	$388	$909	Cost of sales	$(3,359)	$4,887	$54,937
Over the next 12 months, the Company expects to reclassify approximately $0.5 million of pretax deferred gains related to the commodity swap contracts from AOCI to cost of sales as inventory purchases are settled.
12. LEASES
Lessee Activities
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
The Company leases certain industrial spaces, office space, land, and equipment. Some leases include one or more options to renew, with renewal terms that can extend the lease term from generally one to 5 years. The exercise of lease renewal options is at the Company’s sole discretion, and are included in the lease term only to the extent such renewal options are reasonably certain of being exercised upon lease commencement. Certain leases also include options to purchase the leased property. The depreciable life of assets and leasehold improvements are limited by the expected lease term unless there is a transfer of title or purchase option reasonably certain of exercise. Leased assets obtained in exchange for new operating lease liabilities during the year ended December 31, 2023 and December 31, 2022 were approximately $13.4 million and $16.6 million, respectively. As of December 31, 2023, obligations related to leases that the Company has executed but have not yet commenced were insignificant.
During the year ended December 31, 2022, the Company entered into sale-leaseback-sublease transactions. Such contracts were entered into in contemplation of each other and are thus recorded on a net basis. The net revenue from these contracts was insignificant for the year ended December 31, 2023. In addition, certain of the transactions occurred with a related party—such transactions were at market value and arm’s length.

Leased assets and liabilities included within the Consolidated Balance Sheets consist of the following (in thousands):

	Classification	December 31, 2023	December 31, 2022
Right-of-Use Assets
Operating	Other assets	$32,219	$23,003
Finance	Property, plant and equipment, net	—	—
Total leased ROU assets		$32,219	$23,003
Liabilities
Current
Operating	Other accrued liabilities	$9,049	$6,120
Finance	Current portion of finance lease obligations	—	—
Noncurrent
Operating	Non-current liabilities	23,170	16,883
Finance	Finance lease obligations	—	—
Total lease liabilities		$32,219	$23,003
Lease costs included in the Consolidated Statements of Operations consist of the following (in thousands):

	Classification	Twelve Months Ended December 31, 2023	Twelve Months Ended December 31, 2022
Operating lease cost	Cost of sales, selling expenses, and general and administrative expense	$8,869	$5,785
Finance lease cost
Amortization of ROU leased assets	Depreciation and amortization within Cost of sales	—	36
Interest on lease liabilities	Interest expense	—	1
Net lease cost		$8,869	$5,822
Maturity of the Company’s lease liabilities for leases that have commenced is as follows (in thousands):

	Operating Leases	Finance Leases	Total
2024	$10,418	$—	$10,418
2025	9,364	—	9,364
2026	8,310	—	8,310
2027	4,349	—	4,349
2028	1,920	—	1,920
Thereafter	1,066	—	1,066
Total lease payments	$35,427	$—	$35,427
Less: interest	3,208	—
Present value of lease payments	$32,219	$—

As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. Remaining lease term and discount rates are as follows:

	December 31, 2023	December 31, 2022
Weighted average remaining lease term (years)
Operating leases	3.8	4.3
Finance leases	0.0	0.0
Weighted average discount rate
Operating leases	4.94%	4.92%
Finance leases	—%	—%
Lease costs included in the Consolidated Statements of Cash Flows are as follows (in thousands):

	Twelve Months Ended December 31, 2023	Twelve Months Ended December 31, 2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$8,866	$5,844
Operating cash flows from finance leases	$—	$1
Financing cash flows from finance leases	$—	$59
Lessor and Sublessor Activities
The Company leases dry van trailers to customers under full-service lease agreements and operating lease agreements. At the inception of a contract, in accordance with the applicable accounting guidance (ASC 842, Leases) the Company considers whether the arrangement contains a lease and, as applicable, performs the required lease classification tests. The Company, as a lessor, has no sales-type or direct financing lease arrangements as of December 31, 2023.
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
Initial lease terms are generally three to five years. Certain of the Company’s leases provide customers with renewal options that provide the ability to extend the lease term for a period of generally one to five years. In addition, some leases include options for the customer to purchase the trailers at fair market value, as determined by the Company at or near the end of the lease. The Company’s lease agreements generally do not have residual value guarantees nor permit customers to terminate the lease agreements prior to natural expiration. As stipulated in the lease agreements, the Company may receive reimbursements from customers for certain damage or required repairs to the trailers. We expect to derive an immaterial amount from the underlying assets following the end of the respective lease terms.
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

Lease income is included in Net sales on the Company’s Consolidated Statements of Operations and is recorded in the P&S operating segment. For the twelve months ended December 31, 2023 and 2022, the Company’s lease income consisted of the following components (in thousands):

	Twelve Months Ended December 31, 2023	Twelve Months Ended December 31, 2022
Operating lease income
Fixed lease income	$874	$125
Variable lease income	—	—
Total lease income[1]	$874	$125
—————————
(1) As noted above, net revenue related to subleases was insignificant for all periods presented but such revenue is included in the tables above.
The following table shows the Company’s future contractual receipts from noncancelable operating leases for the years ended December 31 as of December 31, 2023 (in thousands):

Operating Leases[1]
2024	$2,076
2025	2,064
2026	2,064
2027	1,950
2028	1,209
Thereafter	—
Total contractual receipts	$9,363
—————————
(1) The future contractual receipts due under the Company’s full-service operating leases include amounts related to preventative maintenance, certain repairs as defined in the related agreements, and ad valorem taxes. Net revenue related to the Company’s subleases are also included in the table above.

The leased trailers are recorded on the Company’s Consolidated Balance Sheets within Other assets at cost, net of accumulated depreciation. Depreciation is recorded using the straightline method over the estimated useful lives of the trailers, which is generally 12 years. Revenue earning equipment, net consists of the following (in thousands):

	December 31, 2023	December 31, 2022
Revenue generating assets	$5,650	$—
Less: accumulated depreciation	(186)	—
Revenue generating assets, net	$5,464	$—
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
Fair value measurements and the fair value hierarchy level for the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2023 and 2022 are shown below (in thousands):

	Frequency	Asset / (Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2023
Commodity swap contracts	Recurring	$466	$—	$466	$—
Mutual funds	Recurring	$11,735	$11,735	$—	$—
Life-insurance contracts	Recurring	$18,510	$—	$18,510	$—
December 31, 2022
Commodity swap contracts	Recurring	$1,021	$—	$1,021	$—
Mutual funds	Recurring	$6,579	$6,579	$—	$—
Life-insurance contracts	Recurring	$15,509	$—	$15,509	$—
Estimated Fair Value of Debt
The estimated fair value of debt at December 31, 2023 consists of the Senior Notes due 2028 (see Note 10). The interest rates on the Company’s borrowings under the Revolving Credit Agreement are adjusted regularly to reflect current market rates and thus carrying value approximates fair value for any borrowings. The fair value of the Senior Notes due 2028 as of December 31, 2023 and 2022 are based upon third party pricing sources, which generally do not represent daily market activity or represent data obtained from an exchange, and are classified as Level 2.
The Company’s carrying and estimated fair value of debt at December 31, 2023 and December 31, 2022 were as follows (in thousands):

	December 31, 2023				December 31, 2022
		Fair Value				Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Carrying Value	Level 1	Level 2	Level 3
Instrument
Senior Notes due 2028	$396,465	$—	$361,774	$—	$395,818	$—	$337,237	$—
Revolving Credit Agreement	—	—	—	—	—	—	—	—
	$396,465	$—	$361,774	$—	$395,818	$—	$337,237	$—
The fair value of debt is based on current public market prices for disclosure purposes only. Unrealized gains or losses are not recognized in the financial statements as long-term debt is presented at carrying value, net of any unamortized premium or discount and unamortized deferred financing costs in the consolidated financial statements.

14. COMMITMENTS AND CONTINGENCIES
a.    Litigation
As of December 31, 2023, the Company was named as a defendant or was otherwise involved in numerous legal proceedings and governmental examinations, including class action lawsuits, in connection with the conduct of its business activities, in various jurisdictions, both in the United States and internationally. Accrual for losses have been recorded for those matters deemed both probable and reasonably estimated. On the basis of information currently available to it, management does not believe that existing proceedings and investigations will have a material impact on our consolidated financial condition or liquidity if determined in a manner adverse to the Company. However, such matters are unpredictable, and we could incur judgments or enter into settlements for current or future claims that could materially and adversely affect our financial statements. Costs associated with the litigation and settlements of legal matters are reported within General and administrative expenses in the Consolidated Statements of Operations.
Legal Matter Estimated Liability
As of December 31, 2023, the Company was named as a defendant in California state court in two purported class action lawsuits, alleging wage and hour claims under California-specific employment laws (collectively, the “Matters”). The defense of both lawsuits is being handled in conjunction with one another. During the three months ended March 31, 2023, in accordance with ASC 450, the Company concluded a liability related to the Matters was probable and estimable. As such, an estimated liability of $3.0 million is included in General & administrative expenses in the Consolidated Statements of Operations for the year ended December 31, 2023. During the second quarter of 2023, the Company reached an agreement to resolve the Matters via settlement for an amount materially consistent with the estimated liability. The settlement proceeds will be paid in the first quarter of 2024.
Environmental Disputes
In August 2014, the Company received notice as a potentially responsible party (“PRP”) by the South Carolina Department of Health and Environmental Control (the “DHEC”) pertaining to the Philip Services Site located in Rock Hill, South Carolina pursuant to the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and corresponding South Carolina statutes. PRPs include parties identified through manifest records as having contributed to deliveries of hazardous substances to the Philip Services Site between 1979 and 1999. The DHEC’s allegation that the Company was a PRP arises out of four manifest entries in 1989 under the name of a company unaffiliated with Wabash National Corporation (or any of its former or current subsidiaries) that purport to be delivering a de minimis amount of hazardous waste to the Philip Services Site “c/o Wabash National Corporation.” As such, the Philip Services Site PRP Group (the “PRP Group”) notified Wabash in August 2014 that it was offering the Company the opportunity to resolve any liabilities associated with the Philip Services Site by entering into a Cash Out and Reopener Settlement Agreement (the “Settlement Agreement”) with the PRP Group, as well as a Consent Decree with the DHEC. The Company has accepted the offer from the PRP Group to enter into the Settlement Agreement and Consent Decree, while reserving its rights to contest its liability for any deliveries of hazardous materials to the Philips Services Site. The requested settlement payment is immaterial to the Company’s financial condition and results of operations, and as a result, if the Settlement Agreement and Consent Decree are finalized, the payment to be made by the Company thereunder is not expected to have a material adverse effect on the Company’s financial condition or results of operations.

On November 13, 2019, the Company received a notice that it was considered one of several PRPs by the Indiana Department of Environmental Management (“IDEM”) under CERCLA and state law related to substances found in soil and groundwater at a property located at 817 South Earl Avenue, Lafayette, Indiana (the “Site”). The Company has never owned or operated the Site, but the Site is near certain of the Company’s owned properties. In 2020, the Company agreed to implement a limited work plan to further investigate the source of the contamination at the Site and worked with IDEM and other PRPs to finalize the terms of the work plan. The Company submitted its initial site investigation report to IDEM during the third quarter of 2020, indicating that the data collected by the Company’s consultant confirmed that the Company’s properties are not the source of contamination at the Site. In December 2021, after completing further groundwater sampling work, the Company submitted to IDEM a supplemental written report, which again stated that the Company is not a responsible party and the Company’s properties are not a source of any contamination. In June 2022, the Company and other PRPs finalized Work Plan Addendum No. 3, which provided for additional groundwater sampling on another PRP property. The Company completed all additional sampling between the second quarter and fourth quarter of 2023, and all available information establishes there is no source of any contamination on the Company’s owned properties. As of December 31, 2023, based on the information available, the Company does not expect this matter to have a material adverse effect on its financial condition or results of operations.
b.    Environmental Litigation Commitments and Contingencies
The Company generates and handles certain material, wastes and emissions in the normal course of operations that are subject to various and evolving federal, state and local environmental laws and regulations.

The Company assesses its environmental liabilities on an on-going basis by evaluating currently available facts, existing technology, presently enacted laws and regulations as well as experience in past treatment and remediation efforts. Based on these evaluations, the Company estimates a lower and upper range for treatment and remediation efforts and recognizes a liability for such probable costs based on the information available at the time. As of December 31, 2023, the Company had reserved an insignificant amount for estimated remediation costs for activities at existing and former properties which are recorded within Other accrued liabilities on the Consolidated Balance Sheets.
c.    Letters of Credit
As of December 31, 2023, the Company had standby letters of credit totaling $6.0 million issued in connection with workers compensation claims and surety bonds.
d. Purchase Commitments
The Company has $35.7 million in purchase commitments at December 2023 for various raw material commodities, including aluminum, steel, nickel, and polyethylene, as well as other raw material components which are within normal production requirements.
e.    Chassis Converter Pool Agreements
The Company obtains vehicle chassis for its specialized vehicle products directly from the chassis manufacturers under converter pool agreements. Chassis are obtained from the manufacturers based on orders from customers, and in some cases, for unallocated orders. The agreements generally state that the manufacturer will provide a supply of chassis to be maintained at the Company’s facilities with the condition that we will store such chassis and will not move, sell, or otherwise dispose of such chassis except under the terms of the agreement. In addition, the manufacturer typically retains the sole authority to authorize commencement of work on the chassis and to make certain other decisions with respect to the chassis including the terms and pricing of sales of the chassis to the manufacturer’s dealers. The manufacturer also does not transfer the certificate of origin to the Company nor permit the Company to sell or transfer the chassis to anyone other than the manufacturer (for ultimate resale to a dealer). Although the Company is party to related finance agreements with manufacturers, the Company has not historically settled, nor expects to in the future settle, any related obligations in cash. Instead, the obligation is settled by the manufacturer upon reassignment of the chassis to an accepted dealer, and the dealer is invoiced for the chassis by the manufacturer. Accordingly, as of December 31, 2023, the Company’s outstanding chassis converter pool with the manufacturer totaled $27.3 million and has included this financing agreement on the Company’s Consolidated Balance Sheets within Prepaid expenses and other and Other accrued liabilities. All other chassis programs are handled as consigned inventory belonging to the manufacturer and totaled approximately $0.9 million. Under these agreements, if the chassis is not delivered to a customer within a specified time frame, the Company is required to pay a finance or storage charge on the chassis. Additionally, the Company receives finance support funds from manufacturers when the chassis are assigned into the Company’s chassis pool. Typically, chassis are converted and delivered to customers within 90 days of the receipt of the chassis by the Company.

15. NET INCOME PER SHARE OF COMMON STOCK
Basic earnings per share is calculated based on the weighted average number of common shares outstanding during the period. Diluted earnings per share is determined based on the weighted average number of common shares outstanding during the period combined with the incremental average common shares that would have been outstanding assuming the conversion of all potentially dilutive common shares into common shares as of the earliest date possible. The calculation of basic and diluted net income attributable to common stockholders per share is determined using net income applicable to common stockholders as the numerator and the number of shares included in the denominator as shown below (in thousands, except per share amounts).

	Year Ended December 31,
	2023	2022	2021
Basic net income attributable to common stockholders per share:
Net income attributable to common stockholders	$231,252	$112,258	$1,164
Weighted average common shares outstanding	47,011	48,626	50,684
Basic net income attributable to common stockholders per share	$4.92	$2.31	$0.02

Diluted net income attributable to common stockholders per share:
Net income attributable to common stockholders	$231,252	$112,258	$1,164

Weighted average common shares outstanding	47,011	48,626	50,684
Dilutive stock options and restricted stock	1,019	1,255	924
Diluted weighted average common shares outstanding	48,030	49,881	51,608
Diluted net income attributable to common stockholders per share	$4.81	$2.25	$0.02
For the years ended December 31, 2023, 2022, and 2021, there were no options excluded from average diluted shares outstanding as the average market price of the common shares was greater than the exercise price.
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
The Company recognizes all share-based awards to eligible employees based upon their grant date fair value. The Company’s policy is to recognize expense for awards that have service conditions only subject to graded vesting using the straight-line attribution method. In addition, the Company’s policy is to estimate expected forfeitures on share-based awards. Total stock-based compensation expense was $11.8 million, $9.7 million, and $7.1 million in the years ended December 31, 2023, 2022 and 2021, respectively, and is included in Cost of sales, General and administrative expenses, and Selling expenses within the Consolidated Statements of Operations. The amount of compensation cost related to non-vested restricted stock not yet recognized was approximately $13.5 million at December 31, 2023, for which the weighted average remaining life was approximately 1.8 years. There was no compensation cost related to non-vested stock options not yet recognized at December 31, 2023.
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

A summary of all restricted stock activity during 2023 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted Stock Outstanding at December 31, 2022	1,754,068	$16.05
Granted	630,445	25.56
Vested	(897,830)	13.97
Forfeited	(165,719)	13.76
Restricted Stock Outstanding at December 31, 2023	1,320,964	$22.29
During 2023, 2022, and 2021, the Company granted 630,445, 653,492, and 582,081 shares of restricted stock, respectively, with aggregate fair values on the date of grant of approximately $16.1 million, $11.9 million, and $10.2 million, respectively. The total fair value of restricted stock that vested during 2023, 2022, and 2021 was approximately $25.1 million, $8.9 million, and $5.0 million, respectively.
Stock Options
Stock options are awarded with an exercise price equal to the market price of the underlying stock on the date of grant, become fully exercisable three years after the date of grant, and expire ten years after the date of grant. No stock options have been granted by the Company since February 2015.
A summary of all stock option activity during 2023 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value ($ in millions)
Options Outstanding at December 31, 2022	15,516	$13.67	1.8	$0.1
Exercised	(11,433)	$13.53		$0.2
Forfeited	—	$—
Expired	—	$—
Options Outstanding at December 31, 2023	4,083	$14.06	1.0	$—

Options Exercisable at December 31, 2023	4,083	$14.06	1.0	$—
The total intrinsic value of stock options exercised during 2023, 2022, and 2021 was approximately $0.2 million, $1.5 million, and $1.3 million, respectively.
17. STOCKHOLDERS’ EQUITY
Share Repurchase Program
On February 15, 2024, the Company announced that the Board of Directors approved the repurchase of an additional $150 million in shares of common stock over a three-year period. This authorization was an increase to the previous $150 million repurchase program approved in August 2021 and the previous $100 million repurchase programs approved in November 2018, February 2017, and February 2016. The repurchase program is set to expire in February 2027. Stock repurchases under this program may be made in the open market or in private transactions at times and in amounts determined by the Company. As of December 31, 2023, $38.5 million remained available under the program.
Common and Preferred Stock
The Board of Directors has the authority to issue common and unclassed preferred stock of up to 200 million shares and 25 million shares, respectively, with par value of $0.01 per share, as well as to fix dividends, voting and conversion rights, redemption provisions, liquidation preferences, and other rights and restrictions.

Accumulated Other Comprehensive Income (Loss) (“AOCI”)
Changes in AOCI by component, net of tax, for the years ended December 31, 2023, 2022, and 2021 are summarized as follows (in thousands):

	Foreign Currency Translation	Derivative Instruments	Total
Balances at December 31, 2020	$(2,182)	$9,815	$7,633
Net unrealized gains (losses) arising during the period(a)	193	34,127	34,320
Less: Net realized gains (losses) reclassified to net loss(b)	—	41,094	41,094
Net change during the period	193	(6,967)	(6,774)
Balances at December 31, 2021	(1,989)	2,848	859
Net unrealized gains (losses) arising during the period(c)	198	1,727	1,925
Less: Net realized gains (losses) reclassified to net income(d)	—	3,666	3,666
Net change during the period	198	(1,939)	(1,741)
Balances at December 31, 2022	(1,791)	909	(882)
Net unrealized gains (losses) arising during the period(e)	975	(3,063)	(2,088)
Less: Net realized gains (losses) reclassified to net income(f)	—	(2,542)	(2,542)
Net change during the period	975	(521)	454
Balances at December 31, 2023	$(816)	$388	$(428)
—————————
(a) Derivative instruments net of $11.5 million of tax expense for the year ended December 31, 2021.
(b) Derivative instruments net of $13.8 million of tax expense for the year ended December 31, 2021.
(c) Derivative instruments net of $0.6 million of tax expense for the year ended December 31, 2022.
(d) Derivative instruments net of $1.2 million of tax expense for the year ended December 31, 2022.
(e) Derivative instruments net of $1.0 million of tax benefit for the year ended December 31, 2023.
(f) Derivative instruments net of $0.8 million of tax benefit for the year ended December 31, 2023.
18. EMPLOYEE SAVINGS PLANS
Substantially all of the Company’s employees are eligible to participate in a defined contribution plan under Section 401(k) of the Internal Revenue Code. The Company also provides a non-qualified defined contribution plan for senior management and certain key employees. Both plans provide for the Company to match, in cash, a percentage of each employee’s contributions up to certain limits. The Company’s matching contribution and related expense for these plans was approximately $10.1 million, $9.1 million, and $8.0 million for 2023, 2022, and 2021, respectively.
19. INCOME TAXES
Income Before Income Taxes
The consolidated income before income taxes for 2023, 2022, and 2021 consists of the following (in thousands):

	Years Ended December 31,
	2023	2022	2021
Domestic	$291,816	$144,443	$5,426
Foreign	2,869	1,992	(4,136)
Total income before income taxes	$294,685	$146,435	$1,290

Income Tax Expense
The consolidated income tax expense for 2023, 2022, and 2021 consists of the following components (in thousands):

	Years Ended December 31,
	2023	2022	2021
Current
Federal	$65,797	$34,490	$8,449
State	9,322	6,468	(1,098)
Foreign	1,170	321	922
	76,289	41,279	8,273
Deferred
Federal	(14,889)	(5,911)	(9,423)
State	1,430	(1,703)	1,310
Foreign	—	—	(34)
	(13,459)	(7,614)	(8,147)
Total consolidated expense	$62,830	$33,665	$126
The following table provides a reconciliation of differences from the U.S. Federal statutory rates as follows (in thousands):

	Years Ended December 31,
	2023	2022	2021
Pretax book income	$294,685	$146,435	$1,290

Federal tax expense at applicable statutory rate	61,884	30,751	271
State and local income taxes	9,398	3,669	212
Impairment and divestiture	—	—	870
Tax credits	(9,572)	(2,422)	(2,065)
Nondeductible officer (benefit) compensation	(546)	977	390
Compensation (benefit) expense	(1,563)	1,013	964
Other	3,229	(323)	(516)
Total income tax expense	$62,830	$33,665	$126
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
As of December 31, 2023 and 2022, the Company retained a valuation allowance of $0.7 million and $0.8 million, respectively, against deferred tax assets related to various state and local NOLs that are subject to restrictive rules for future utilization.
As of December 31, 2023 and 2022, the Company had no U.S. federal tax NOLs. The Company incurred a net loss in 2020 and fully utilized that loss in carrybacks. The Company has various multi-state income tax NOLs aggregating approximately $47.5 million which will expire between 2024 and 2043, if unused.

The components of deferred tax assets and deferred tax liabilities as of December 31, 2023 and 2022 were as follows (in thousands):

	December 31,
	2023	2022
Deferred tax assets
Tax credits and loss carryforwards	$2,128	$2,929
Accrued liabilities	8,242	5,965
Incentive compensation	8,131	6,960
Operating lease assets	8,102	5,878
Research expenditure amortization	22,160	7,739
Other	2,730	6,560
	51,493	36,031
Deferred tax liabilities
Property, plant and equipment	(21,731)	(22,991)
Intangibles	(32,773)	(30,188)
Operating lease liabilities	(8,102)	(5,878)
Other	(5,182)	(3,957)
	(67,788)	(63,014)
Net deferred tax liability before valuation allowances and reserves	(16,295)	(26,983)
Valuation allowances	(718)	(775)
Net deferred tax liability	$(17,013)	$(27,758)
Tax Reserves
The Company’s policy with respect to interest and penalties associated with reserves or allowances for uncertain tax positions is to classify such interest and penalties in Income tax expense (benefit) on the Consolidated Statements of Operations. As of December 31, 2023 and 2022, the total amount of unrecognized income tax benefits, which are included in either Other noncurrent liabilities or Deferred income taxes in the Company’s Consolidated Balance Sheets, was approximately $4.8 million and $2.4 million, respectively, including interest and penalties, all of which, if recognized, would impact the effective income tax rate of the Company. As of December 31, 2023 and 2022, the Company had recorded a total of $0.9 million and $0.9 million, respectively, of accrued interest and penalties related to uncertain tax positions. The Company expects no significant changes to the facts and circumstances underlying its reserves and allowances for uncertain income tax positions as reasonably possible during the next 12 months. As of December 31, 2023, the Company is subject to unexpired statutes of limitation for U.S. federal income taxes for the years 2020 through 2022. The Company is also subject to unexpired statutes of limitation for Indiana state income taxes for the years 2020 through 2022.
20. SEGMENTS
Segment Reporting
Based on how the Chief Operating Decision Maker (“CODM”) manages the business, allocates resources, makes operating decisions, and evaluates operating performance, the Company manages its business in two operating and reportable segments: Transportation Solutions and Parts & Services.
Additional information related to the composition of each segment is included below.
▪Transportation Solutions (“TS”): The TS segment comprises the design and manufacturing operations for the Company’s transportation-related equipment and products. This includes dry and refrigerated van trailers, platform trailers, and the Company’s wood flooring production facility. The Company’s EcoNex™ products, which are under the Company’s Acutherm™ portfolio of solutions designed for intelligent thermal management, are also reported in the TS segment. In addition, the TS segment includes tank trailers and truck-mounted tanks. Finally, truck-mounted dry and refrigerated bodies and service and stake bodies are also in the TS segment.

▪Parts & Services (“P&S”): The P&S segment is comprised of the Company’s parts and services businesses as well as the upfitting component of our truck bodies business. In addition, the Company’s Composites business, which focuses on the use of DuraPlate® composite panels beyond the semi-trailer market, is also part of the P&S segment. This segment also includes the Wabash Parts LLC and Linq Venture Holdings LLC entities we created with our partners during the second quarter of 2022 and the fourth quarter of 2023 as further described in Note 6. Our Trailers as a Service (TAAS) initiatives are included in the P&S segment as well. Finally, the P&S segment includes the Company’s Engineered Products business, which manufactures stainless-steel storage tanks and silos, mixers, and processors for a variety of end markets. Growing and expanding the parts and services businesses is a key strategic initiative for the Company moving forward.
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
Reportable segment information is as follows (in thousands):

	Transportation Solutions	Parts & Services	Corporate and Eliminations	Consolidated
2023
Net sales
External customers	$2,320,274	$216,226	$—	$2,536,500
Intersegment sales	18,330	4,647	(22,977)	—
Total net sales	$2,338,604	$220,873	$(22,977)	$2,536,500

Depreciation and amortization	$40,443	$2,201	$2,676	$45,320
Income (loss) from operations	$366,928	$44,649	$(99,628)	$311,949

2022
Net sales
External customers	$2,312,637	$189,492	$—	$2,502,129
Intersegment sales	8,277	3,984	(12,261)	—
Total net sales	$2,320,914	$193,476	$(12,261)	$2,502,129

Depreciation and amortization	$41,187	$2,717	$3,065	$46,969
Income (loss) from operations	$209,942	$30,558	$(73,858)	$166,642

2021
Net sales
External customers	$1,628,694	$174,574	$—	$1,803,268
Intersegment sales	4,625	2,592	(7,217)	—
Total net sales	$1,633,319	$177,166	$(7,217)	$1,803,268

Depreciation and amortization	$41,819	$4,781	$2,242	$48,842
Income (loss) from operations	$61,869	$20,201	$(48,528)	$33,542
Customer Concentration
The Company is subject to a concentration of risk as the five largest customers together accounted for approximately 32%, 33%, and 30% of the Company’s aggregate net sales in 2023, 2022, and 2021, respectively. Our largest customer accounted for 12% of our aggregate net sales in 2023. No individual customer accounted for more than 10% of our aggregate net sales in either 2022 or 2021. International sales accounted for less than 10% in each of the last three years.

Product Information
The Company offers products primarily in four general categories: (1) new trailers, (2) used trailers, (3) components, parts and services, and (4) equipment and other (which includes new truck body sales). The following table sets forth the major product categories and their percentage of consolidated net sales (dollars in thousands):

Year ended December 31, 2023	Transportation Solutions	Parts & Services	Eliminations	Consolidated
New trailers	$1,924,700	$—	$(5,901)	$1,918,799	75.7%
Used trailers	—	4,978	—	4,978	0.2%
Components, parts and services	—	148,256	—	148,256	5.8%
Equipment and other	413,904	67,639	(17,076)	464,467	18.3%
Total net external sales	$2,338,604	$220,873	$(22,977)	$2,536,500	100.0%

Year ended December 31, 2022	Transportation Solutions	Parts & Services	Eliminations	Consolidated
New trailers	$2,012,428	$1,722	$(1,286)	$2,012,864	80.4%
Used trailers	—	2,905	—	2,905	0.1%
Components, parts and services	—	139,762	—	139,762	5.6%
Equipment and other	308,486	49,087	(10,975)	346,598	13.9%
Total net external sales	$2,320,914	$193,476	$(12,261)	$2,502,129	100.0%

Year ended December 31, 2021	Transportation Solutions	Parts & Services	Eliminations	Consolidated
New trailers	$1,354,375	$179	$(181)	$1,354,373	75.0%
Used trailers	165	2,349	—	2,514	0.1%
Components, parts and services	—	131,929	—	131,929	7.3%
Equipment and other	278,779	42,709	(7,036)	314,452	17.4%
Total net external sales	$1,633,319	$177,166	$(7,217)	$1,803,268	100.0%

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

22. CONSOLIDATED QUARTERLY FINANCIAL DATA (UNAUDITED)
The following is a summary of the unaudited quarterly results of operations for fiscal years 2023, 2022, and 2021 (dollars in thousands, except per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2023
Net sales	$620,952	$686,620	$632,828	$596,100
Gross profit	$116,027	$151,027	$122,910	$108,223
Net income attributable to common stockholders	$51,213	$74,328	$55,329	$50,382
Basic net income attributable to common stockholders per share(1)	$1.07	$1.57	$1.18	$1.10
Diluted net income attributable to common stockholders per share(1)	$1.04	$1.54	$1.16	$1.07
2022
Net sales	$546,761	$642,769	$655,150	$657,449
Gross profit	$58,055	$78,034	$92,005	$94,597
Net income attributable to common stockholders	$12,074	$22,552	$36,170	$41,462
Basic net income attributable to common stockholders per share(1)	$0.25	$0.46	$0.75	$0.86
Diluted net income attributable to common stockholders per share(1)	$0.24	$0.46	$0.73	$0.84
2021
Net sales	$392,003	$449,422	$482,566	$479,277
Gross profit	$47,166	$55,608	$51,045	$42,648
Net income (loss) attributable to common stockholders	$3,217	$12,252	$11,008	$(25,313)
Basic net income (loss) attributable to common stockholders per share(1)	$0.06	$0.24	$0.22	$(0.51)
Diluted net income (loss) attributable to common stockholders per share(1)	$0.06	$0.24	$0.22	$(0.51)
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

ITEM 9—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A—CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to provide reasonable assurance to our management and board of directors that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on an evaluation conducted under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2023, including those procedures described below, we, including our Chief Executive Officer and our Chief Financial Officer, determined that those controls and procedures were effective.
Changes in Internal Controls
There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fourth quarter of fiscal year 2023 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023, based on criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO). Based on this assessment, management has concluded that internal control over financial reporting is effective as of December 31, 2023.
Ernst & Young LLP, an Independent Registered Public Accounting Firm, has audited the Company’s consolidated financial statements as of and for the year ended December 31, 2023, and its report on internal controls over financial reporting as of December 31, 2023, appears on the following page.

Brent L. Yeagy	President and Chief Executive Officer
Michael N. Pettit	Senior Vice President and Chief Financial Officer

February 22, 2024

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Wabash National Corporation
Opinion on Internal Control Over Financial Reporting
We have audited Wabash National Corporation’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Wabash National Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31,2023, and the related notes and our report dated February 22, 2024 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP

Indianapolis, Indiana
February 22, 2024

ITEM 9B—OTHER INFORMATION
(c)
During the three months ended December 31, 2023, none of our directors or executive officers adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408(a) of Regulation S-K).
ITEM 9C—DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III
ITEM 10—DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The Company hereby incorporates by reference the information contained under the heading “Information About Our Executive Officers” from Item 1 Part I of this Annual Report.
The Company hereby incorporates by reference the information contained under the headings “Delinquent Section 16(a) Reports,” “Proposal 1 - Election of Directors” and “Corporate Governance” from its definitive Proxy Statement to be delivered to stockholders of the Company and filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report in connection with the 2024 Annual Meeting of Stockholders to be held May 22, 2024.
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
ITEM 11—EXECUTIVE COMPENSATION
The Company hereby incorporates by reference the information contained under the headings “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Executive Compensation Tables,” and “Corporate Governance—Director Compensation” from its definitive Proxy Statement to be delivered to the stockholders of the Company and filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report in connection with the 2024 Annual Meeting of Stockholders to be held May 22, 2024.
ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The Company hereby incorporates by reference the information contained under the headings “Beneficial Ownership Information—Beneficial Ownership of Common Stock” and “Equity Compensation Plan Information” from its definitive Proxy Statement to be delivered to the stockholders of the Company and filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report in connection with the 2024 Annual Meeting of Stockholders to be held on May 22, 2024.
ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The Company hereby incorporates by reference the information contained under the headings “Corporate Governance—Board Structure and its Role in Risk Oversight—Director Independence” and “Corporate Governance—Related Persons Transactions Policy” from its definitive Proxy Statement to be delivered to the stockholders of the Company and filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report in connection with the 2024 Annual Meeting of Stockholders to be held on May 22, 2024.
ITEM 14—PRINCIPAL ACCOUNTING FEES AND SERVICES
Information required by Item 14 of this form and the Audit Committee’s pre-approval policies and procedures regarding the engagement of the principal accountant are incorporated herein by reference to the information contained under the heading “Proposal 3—Ratification of Appointment of Independent Registered Public Accounting Firm” from the Company’s definitive Proxy Statement to be delivered to the stockholders of the Company and filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report in connection with the 2024 Annual Meeting of Stockholders to be held on May 22, 2024.

PART IV
ITEM 15—EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)Financial Statements: The Company has included all required financial statements in Item 8 of this Annual Report. The financial statement schedules have been omitted as they are not applicable, or the required information is included in the Notes to the consolidated financial statements.
(b)Exhibits: Reference is made to the Exhibit Index of this Annual Report for a list of exhibits filed with this Annual Report or incorporated herein by reference to the document.
ITEM 16 – FORM 10-K SUMMARY
None.
EXHIBIT INDEX

No.	Description
3.01	Amended and Restated Certificate of Incorporation of the Company, as amended (5)
3.02	Amended and Restated Bylaws of the Company, as amended (15)
4.01	Specimen Stock Certificate (1)
4.02	Indenture, dated as of October 6, 2021, by and among Wabash National Corporation, the several guarantors named therein and Wells Fargo Bank, National Association, as trustee (14)
4.03	Form of 4.50% Senior Notes due 2028 (14)
4.04	Description of Securities (9)
10.01#	2011 Omnibus Incentive Plan (3)
10.02#	2017 Omnibus Incentive Plan (6)
10.03#	Change in Control Severance Pay Plan (4)
10.04#	Wabash National Corporation Executive Severance Plan (2)
10.05#	Form of Wabash National Corporation Time-Vesting Restricted Stock Unit Agreement for awards granted to employees under the 2017 Omnibus Incentive Plan (12)
10.06#	Wabash National Corporation Supplemental Plan, effective May 12, 2020 (10)
10.07#	Form of Wabash National Corporation Restricted Stock Unit Agreement for awards granted to non-employee directors under the 2017 Omnibus Incentive Plan prior to 2024 (10)
10.08#	Form of Wabash National Corporation Performance-Based Restricted Stock Unit Agreement for awards granted to employees under the 2017 Omnibus Incentive Plan (12)
10.09
Second Amended and Restated Credit Agreement dated December 21, 2018, among Wabash National Corporation, certain subsidiaries of Wabash National Corporation, the lenders from time to time party thereto and Wells Fargo Capital Finance, LLC, as administrative agent (8)

10.10
First Amendment to Second Amended and Restated Credit Agreement, dated September 28, 2020, among Wabash National Corporation, certain of its subsidiaries party thereto, Wells Fargo Capital Finance, LLC, as the arranger and administrative agent for the Lenders, and the Lenders party thereto (11)

10.11
Increase Agreement Regarding Incremental Revolver Commitments and Second Amendment to Second Amended and Restated Credit Agreement, dated as of September 28, 2021, among Wabash National Corporation, certain of its subsidiaries party thereto, the lenders party thereto, and Wells Fargo Capital Finance, LLC, as the administrative agent (13)

10.12
Third Amendment to Second Amended and Restated Credit Agreement dated as of September 23, 2022, among Wabash National Corporation, certain subsidiaries of Wabash National Corporation, the lenders from time-to-time party thereto and Wells Fargo Capital Finance, LLC as arranger and administrative agent (16)

10.13#	Form of Indemnification Agreement with Directors and Executive Officers (7)
10.14#	Form of Wabash National Corporation Restricted Stock Unit Agreement for awards to be granted to non-employee directors under the 2017 Omnibus Incentive Plan after 2023 (17)
21.1	List of Significant Subsidiaries (17)
23.1	Consent of Ernst & Young LLP (17)
31.1	Certification of Principal Executive Officer (17)
31.2	Certification of Principal Financial Officer (17)
32.1	Written Statement of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (17)
97.1	Wabash National Corporation Compensation Recovery Policy (17)

101	The following materials from Wabash National Corporation’s Annual Report on Form 10-K for the year ended December 31, 2023 are filed herewith, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at December 31, 2023 and 2022, (ii) the Consolidated Statements of Operations for the twelve months ended December 31, 2023, 2022, and 2021, (iii) the Consolidated Statements of Comprehensive Income (Loss) for the twelve months ended December 31, 2023, 2022, and 2021, (iv) the Consolidated Statements of Stockholders’ Equity for the twelve months ended December 31, 2023, 2022, and 2021, (v) the Consolidated Statements of Cash Flows for the twelve months ended December 31, 2023, 2022, and 2021, (vi) Notes to the Consolidated Financial Statements, (vii) the information in Part I, Item 1C Cybersecurity, and (viii) the information in Part II, Item 9B Other Information. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document. (17)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101) (17)

#	Management contract or compensatory plan
(1)	Incorporated by reference to the Registrant’s registration statement on Form S-3 (Registration No. 333-27317) filed on May 16, 1997
(2)	Incorporated by reference to the Registrant’s Form 8-K filed on December 16, 2015 (File No. 001-10883)
(3)	Incorporated by reference to the Registrant’s Form 8-K filed on May 25, 2011 (File No. 001-10883)
(4)	Incorporated by reference to the Registrant’s Form 8-K filed on September 14, 2011 (File No. 001-10883)
(5)	Incorporated by reference to the Registrant’s Form 10-Q filed on November 1, 2011 (File No. 001-10883)
(6)	Incorporated by reference to the Registrant’s Form S-8 filed on May 18, 2017 (File No. 333-218085)
(7)	Incorporated by reference to the Registrant’s Form 8-K filed on December 15, 2017 (File No. 001-10883)
(8)	Incorporated by reference to the Registrant’s Form 8-K filed on December 27, 2018 (File No. 001-10883)
(9)	Incorporated by reference to the Registrant’s Form 10-K filed on February 25, 2020 (File No. 001-10883)
(10)	Incorporated by reference to the Registrant’s Form 10-Q filed on July 29, 2020 (File No. 001-10883)
(11)	Incorporated by reference to the Registrant’s Form 8-K filed on September 30, 2020 (File No. 001-10883)
(12)	Incorporated by reference to the Registrant’s Form 10-K filed on February 25, 2021 (File No. 001-10883)
(13)	Incorporated by reference to the Registrant’s Form 8-K filed on September 29, 2021 (File No 001-10883)
(14)	Incorporated by reference to the Registrant’s Form 8-K filed on October 6, 2021 (File No 001-10883)
(15)	Incorporated by reference to the Registrant’s Form 8-K filed on February 22, 2022 (File No 001-10883)
(16)	Incorporated by reference to the Registrant’s Form 8-K filed on September 26, 2022 (File No 001-10883)
(17)	Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
WABASH NATIONAL CORPORATION

February 22, 2024	By:	/s/ Michael N. Pettit
Michael N. Pettit
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature and Name	Title	Date

/s/ Brent L. Yeagy	President and Chief Executive Officer, Director	February 22, 2024
Brent L. Yeagy	(Principal Executive Officer)

/s/ Michael N. Pettit	Senior Vice President and Chief Financial Officer	February 22, 2024
Michael N. Pettit	(Principal Financial Officer and Principal Accounting Officer)

/s/ Larry J. Magee	Chairman of the Board of Directors	February 22, 2024
Larry J. Magee

/s/ Therese M. Bassett	Director	February 22, 2024
Therese M. Bassett

/s/ John G. Boss	Director	February 22, 2024
John G. Boss

/s/ Trent J. Broberg	Director	February 22, 2024
Trent J. Broberg

/s/ Ann D. Murtlow	Director	February 22, 2024
Ann D. Murtlow

/s/ Sudhanshu Priyadarshi	Director	February 22, 2024
Sudhanshu Priyadarshi

/s/ Scott K. Sorensen	Director	February 22, 2024
Scott K. Sorensen

/s/ Stuart A. Taylor II	Director	February 22, 2024
Stuart A. Taylor II