Form 10-Q
period 2024-03-31
WABASH NATIONAL Corp
filed 2024-04-24
CIK 879526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2024
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of common stock outstanding at April 17, 2024 was 45,022,597.

WABASH NATIONAL CORPORATION
FORM 10-Q

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements
WABASH NATIONAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	March 31, 2024	December 31, 2023
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$115,786	$179,271
Accounts receivable, net	247,680	182,990
Inventories, net	278,551	267,635
Prepaid expenses and other	45,477	51,457
Total current assets	687,494	681,353
Property, plant, and equipment, net	335,574	325,444
Goodwill	188,407	188,409
Intangible assets, net	83,262	86,418
Investment in unconsolidated entity	161	1,647
Other assets	83,631	79,543
Total assets	$1,378,529	$1,362,814
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$—	$—
Accounts payable	211,819	156,608
Other accrued liabilities	156,770	195,601
Total current liabilities	368,589	352,209
Long-term debt	396,631	396,465
Deferred income taxes	13,528	17,013
Other non-current liabilities	53,575	47,028
Total liabilities	832,323	812,715
Commitments and contingencies
Noncontrolling interest	120	603
Wabash National Corporation stockholders’ equity:
Common stock 200,000,000 shares authorized, $0.01 par value, 45,139,571 and 45,393,260 shares outstanding, respectively	780	774
Additional paid-in capital	681,133	677,886
Retained earnings	418,938	403,923
Accumulated other comprehensive income (loss)	32	(428)
Treasury stock at cost, 32,968,560 and 32,128,755 common shares, respectively	(554,797)	(532,659)
Total Wabash National Corporation stockholders' equity	546,086	549,496
Total liabilities, noncontrolling interest, and equity	$1,378,529	$1,362,814

The accompanying notes are an integral part of these Condensed Consolidated Statements.

WABASH NATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited – dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2024	2023
Net sales	$515,276	$620,952
Cost of sales	438,830	504,925
Gross profit	76,446	116,027
General and administrative expenses	36,673	36,040
Selling expenses	7,042	6,884
Amortization of intangible assets	3,156	3,203
Income from operations	29,575	69,900
Other income (expense):
Interest expense	(4,988)	(4,994)
Other, net	1,609	387
Other expense, net	(3,379)	(4,607)
Loss from unconsolidated entity	(1,486)	—
Income before income tax expense	24,710	65,293
Income tax expense	6,423	13,897
Net income	18,287	51,396
Net income attributable to noncontrolling interest	120	183
Net income attributable to common stockholders	$18,167	$51,213

Net income attributable to common stockholders per share:
Basic	$0.40	$1.07
Diluted	$0.39	$1.04
Weighted average common shares outstanding (in thousands):
Basic	45,383	47,770
Diluted	46,254	49,136

Dividends declared per share	$0.08	$0.08

The accompanying notes are an integral part of these Condensed Consolidated Statements.

WABASH NATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited – dollars in thousands)

	Three Months Ended March 31,
	2024	2023
Net income	$18,287	$51,396
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	184	564
Unrealized gain (loss) on derivative instruments	276	(236)
Total other comprehensive income	460	328
Comprehensive income	18,747	51,724
Comprehensive income attributable to noncontrolling interest	120	183
Comprehensive income attributable to common stockholders	$18,627	$51,541

The accompanying notes are an integral part of these Condensed Consolidated Statements.

WABASH NATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited – dollars in thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities
Net income	$18,287	$51,396
Adjustments to reconcile net income to net cash (used in) provided by operating activities
Depreciation	9,580	6,493
Amortization of intangibles	3,156	3,203
Deferred income taxes	(3,574)	39
Stock-based compensation	3,246	2,766
Non-cash interest expense	237	244
Equity in loss of unconsolidated entity	1,486	—
Accounts receivable	(64,690)	(1,021)
Inventories	(10,916)	(71,773)
Prepaid expenses and other	772	(3,156)
Accounts payable and accrued liabilities	22,203	81,735
Other, net	2,803	(442)
Net cash (used in) provided by operating activities	(17,410)	69,484
Cash flows from investing activities
Cash payments for capital expenditures	(19,185)	(31,423)
Expenditures for revenue generating assets	—	—
Net cash used in investing activities	(19,185)	(31,423)
Cash flows from financing activities
Proceeds from exercise of stock options	7	144
Dividends paid	(4,151)	(4,551)
Borrowings under revolving credit facilities	232	43,294
Payments under revolving credit facilities	(232)	(43,294)
Debt issuance costs paid	(5)	(88)
Stock repurchases	(22,138)	(23,566)
Distribution to noncontrolling interest	(603)	—
Net cash used in financing activities	(26,890)	(28,061)
Cash and cash equivalents:
Net (decrease) increase in cash, cash equivalents, and restricted cash	(63,485)	10,000
Cash, cash equivalents, and restricted cash at beginning of period	179,271	58,245
Cash, cash equivalents, and restricted cash at end of period	$115,786	$68,245
Supplemental disclosures of cash flow information:
Cash paid for interest	$196	$231
Net cash paid (refunds received) for income taxes	$(40)	$(19)
Period end balance of payables for property, plant, and equipment	$11,512	$10,975

The accompanying notes are an integral part of these Condensed Consolidated Statements.

WABASH NATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited – dollars in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	Shares	Amount
Balances at December 31, 2023	45,393,260	$774	$677,886	$403,923	$(428)	$(532,659)	$549,496
Net income attributable to common stockholders for the period				18,167			18,167
Foreign currency translation					184		184
Stock-based compensation	334,955	6	3,240				3,246
Stock repurchase	(589,144)					(22,138)	(22,138)
Common stock dividends				(3,152)			(3,152)
Unrealized gain on derivative instruments, net of tax					276		276
Common stock issued in connection with:
Stock option exercises	500	—	7				7
Balances at March 31, 2024	45,139,571	$780	$681,133	$418,938	$32	$(554,797)	$546,086

The accompanying notes are an integral part of these Condensed Consolidated Statements.

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	Shares	Amount
Balances at December 31, 2022	47,675,796	$766	$665,941	$188,241	$(882)	$(456,453)	$397,613
Net income attributable to common stockholders for the period				51,213			51,213
Foreign currency translation					564		564
Stock-based compensation	480,463	8	2,758				2,766
Stock repurchase	(540,875)					(23,566)	(23,566)
Common stock dividends				(4,055)			(4,055)
Unrealized loss on derivative instruments, net of tax					(236)		(236)
Common stock issued in connection with:
Stock option exercises	10,683		144				144
Balances at March 31, 2023	47,626,067	$774	$668,843	$235,399	$(554)	$(480,019)	$424,443

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
The condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
2. NEW ACCOUNTING PRONOUNCEMENTS
In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (“ASU”) No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses, allowing financial statement users to better understand the components of a segment's profit or loss to assess potential future cash flows for each reportable segment and the entity as a whole. The amendments expand a public entity's segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), clarifying when an entity may report one or more additional measures to assess segment performance, requiring enhanced interim disclosures, providing new disclosure requirements for entities with a single reportable segment, and requiring other new disclosures. The amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and early adoption is permitted. Although the ASU only requires additional disclosures about the Company’s operating segments, the Company is currently evaluating the impact of adopting this guidance on the consolidated financial statements.
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
4. GOODWILL & OTHER INTANGIBLE ASSETS
As further described in Note 19, the Company has established two operating and reportable segments: Transportation Solutions (“TS”) and Parts & Services (“P&S”). These operating and reportable segments have also been determined to be the applicable reporting units for purposes of goodwill assignment and evaluation. As of March 31, 2024, goodwill allocated to the TS and P&S segments was approximately $120.5 million and $67.9 million, respectively. The Company considered whether there were any indicators of impairment during the three months ended March 31, 2024 and concluded there were none.
The changes in the carrying amounts of goodwill from December 31, 2022 through the three-month period ended March 31, 2024 were as follows (in thousands):

	Transportation Solutions	Parts & Services	Total
Balance at December 31, 2022
Goodwill	$188,759	$108,075	$296,834
Accumulated impairment losses	(68,257)	(40,143)	(108,400)
Net balance as of December 31, 2022	120,502	67,932	188,434
Effects of foreign currency	(16)	(9)	(25)
Balance at December 31, 2023
Goodwill	188,743	108,066	296,809
Accumulated impairment losses	(68,257)	(40,143)	(108,400)
Net balance as of December 31, 2023	120,486	67,923	188,409
Effects of foreign currency	(2)	—	(2)
Balance at March 31, 2024
Goodwill	188,741	108,066	296,807
Accumulated impairment losses	(68,257)	(40,143)	(108,400)
Net balance as of March 31, 2024	$120,484	$67,923	$188,407

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
As part of the formation of Linq, the Company executed a credit agreement with Linq whereby a $10.0 million revolving line of credit (the “Wabash Note”) with a 7% simple accrued interest rate, paid quarterly, is available to Linq. The commitment under the Wabash Note may be increased to $35.0 million subject to the approval of the Board of Directors as stipulated in the operating agreement. As of and through March 31, 2024, there were no amounts borrowed under the Wabash Note and the Company did not provide financial or other support to Linq that it was not contractually obligated to provide.
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
The Company’s equity method investment in Linq is recorded in Investment in unconsolidated entity on its Condensed Consolidated Balance Sheets. Any amounts borrowed under the Wabash Note are recorded in Other assets on the Company’s Condensed Consolidated Balance Sheets. Linq is considered operationally integral. The Company’s share of the results from its equity method investment is included in Loss from unconsolidated entity in the Condensed Consolidated Statements of Operations.
Amounts recorded related to Linq are as follows (in thousands):

	March 31, 2024	December 31, 2023
Beginning balance of investment in unconsolidated entity	$1,647	$2,450
Loss from unconsolidated entity for the period ended	(1,486)	(803)
Ending balance of investment in unconsolidated entity	$161	$1,647

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
Because the entity does not have sufficient equity at risk to permit it to carry on its activities without additional financial support, the Company concluded that WP is a VIE. The Company has the power to direct the activities of WP through majority representation on the Board of Directors as well as control related to the management and overall strategic direction of the entity. In addition, the Company has the obligation to absorb the benefits and losses of WP that could potentially be significant to the entity. The Company also has a requirement to provide funding to the entity if needed. Given the facts and circumstances specific to WP, the Company concluded that it is the primary beneficiary and, as such, is required to consolidate the entity. WP’s results of operations are included in the Parts & Services operating and reportable segment. Through March 31, 2024, the Company did not provide financial or other support to this VIE that it was not contractually obligated to provide. As of March 31, 2024, the Company does not have any obligations to provide financial support to WP.
The following table presents the assets and liabilities of the WP VIE consolidated on the Company’s Condensed Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$1,459	$3,020
Accounts receivable, net	1,192	1,540
Inventories, net	43	85
Prepaid expenses and other	83	68
Total current assets	2,777	4,713
Property, plant, and equipment, net	—	—
Other assets	182	543
Total assets	$2,959	$5,256
Liabilities
Current liabilities:
Accounts payable	$2,686	$4,024
Other accrued liabilities	32	26
Total current liabilities	2,718	4,050
Other non-current liabilities	—	—
Total liabilities	$2,718	$4,050

The following table is a rollforward of activities in the Company’s noncontrolling interest (in thousands):

	March 31, 2024	December 31, 2023
Beginning balance	$603	$512
Net income attributable to noncontrolling interest	120	603
Other comprehensive income (loss)	—	—
Distributions paid to noncontrolling interest	(603)	(512)
Balance at period end	$120	$603
6. INVENTORIES, NET
Inventories are stated at the lower of cost, determined on either the first-in, first-out or average cost method, or net realizable value. Inventories, net of reserves, consist of the following components (in thousands):

	March 31, 2024	December 31, 2023
Raw materials and components	$152,391	$156,314
Finished goods	98,634	86,586
Work in progress	16,121	14,102
Aftermarket parts	7,653	7,263
Used trailers	3,751	3,370
	$278,551	$267,635
7. PREPAID EXPENSES AND OTHER
Prepaid expenses and other current assets consist of the following (in thousands):

	March 31, 2024	December 31, 2023
Chassis converter pool agreements	$22,354	$27,312
Assets held for sale	—	—
Income tax receivables	8,420	11,840
Insurance premiums & maintenance/subscription agreements	9,591	5,899
Commodity swap contracts	1,261	1,511
All other	3,851	4,895
	$45,477	$51,457
Chassis converter pool agreements represent chassis transferred to the Company on a restricted basis by the manufacturer, who retains the sole authority to authorize commencement of work on the chassis and to make certain other decisions with respect to the chassis including the terms and pricing of sales to the manufacturer’s dealers. There were no assets held for sale as of either date presented. Insurance premiums and maintenance/subscription agreements are charged to expense over the contractual life, which is generally one year or less. As further described in Note 9, commodity swap contracts relate to our hedging activities (that are in an asset position) to mitigate the risks associated with fluctuations in commodity prices. Other items primarily consist of investments held by the Company’s captive insurance subsidiary and other various prepaid and other assets. As of March 31, 2024 and December 31, 2023, there was no restricted cash included in prepaid expenses and other current assets.

8. DEBT
Long-term debt consists of the following (in thousands):

	March 31, 2024	December 31, 2023
Senior Notes due 2028	$400,000	$400,000
Revolving Credit Agreement	—	—
	400,000	400,000
Less: unamortized discount and fees	(3,369)	(3,535)
Less: current portion	—	—
	$396,631	$396,465
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
The Indenture contains customary events of default, including payment defaults, breaches of covenants, failure to pay certain judgments and certain events of bankruptcy, insolvency and reorganization. If an event of default occurs and is continuing, the principal amount of the Senior Notes, plus accrued and unpaid interest, if any, may be declared immediately due and payable. These amounts automatically become due and payable if an event of default relating to certain events of bankruptcy, insolvency or reorganization occurs. As of March 31, 2024, the Company was in compliance with all covenants.

Contractual coupon interest expense and accretion of fees for the Senior Notes for each three-month period ended March 31, 2024 and 2023 were $4.5 million and $0.2 million, respectively. Contractual coupon interest expense and accretion of fees for the Senior Notes are included in Interest expense in the Company’s Condensed Consolidated Statements of Operations.
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
The Revolving Credit Agreement contains customary covenants limiting the ability of the Company and certain of its subsidiaries to, among other things, pay cash dividends, incur debt or liens, redeem or repurchase stock, enter into transactions with affiliates, merge, dissolve, repay subordinated indebtedness, make investments and dispose of assets. In addition, the Company will be required to maintain a minimum fixed charge coverage ratio of not less than 1.0 to 1.0 as of the end of any period of 12 fiscal months when excess availability under the Revolving Credit Agreement is less than the greater of (a) 10.0% of the lesser of (i) the total revolving commitments and (ii) the borrowing base (such lesser amount, the “Line Cap”) and (b) $25 million. As of March 31, 2024, the Company was in compliance with all covenants.
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
The Company’s liquidity position, defined as cash on hand and available borrowing capacity on the Revolving Credit Agreement, amounted to $389.0 million as of March 31, 2024 and $516.1 million as of December 31, 2023.
During the three-month period ended March 31, 2024, the Company had payments of principal totaling $0.2 million and borrowings of principal totaling $0.2 million. As of March 31, 2024, there were no amounts outstanding under the Revolving Credit Agreement.
During the three-month period ended March 31, 2023, the Company had payments of principal totaling $43.0 million and borrowings of principal totaling $43.0 million. As of March 31, 2023, there were no amounts outstanding under the Revolving Credit Agreement.
Interest expense under the Revolving Credit Agreement for each three-month period ended March 31, 2024 and 2023 was approximately $0.2 million. Interest expense under the Revolving Credit Agreement is included in Interest expense in the Company’s Condensed Consolidated Statements of Operations.

9. FINANCIAL DERIVATIVE INSTRUMENTS
Commodity Pricing Risk
As of March 31, 2024, the Company was party to commodity swap contracts for specific commodities with notional amounts of approximately $43.4 million. The Company uses commodity swap contracts to mitigate the risks associated with fluctuations in commodity prices impacting its cash flows related to inventory purchases from suppliers. The Company does not hedge all commodity price risk.
At inception, the Company designated the commodity swap contracts as cash flow hedges. The contracts mature at specified monthly settlement dates and will be recognized into earnings through December 2024. The effective portion of the hedging transaction is recognized in Accumulated Other Comprehensive Income (Loss) (“AOCI”) and transferred to earnings when the forecasted hedged transaction takes place or when the forecasted hedged transaction is no longer probable to occur.
Financial Statement Presentation
As of March 31, 2024 and December 31, 2023, the fair value carrying amount of the Company’s derivative instruments were recorded as follows (in thousands):

		Asset / (Liability) Derivatives
	Balance Sheet Caption	March 31, 2024	December 31, 2023
Derivatives designated as hedging instruments
Commodity swap contracts	Prepaid expenses and other	$1,261	$1,511
Commodity swap contracts	Accounts payable and Other accrued liabilities	(990)	(1,045)
Total derivatives designated as hedging instruments		$271	$466
The following table summarizes the gain or loss recognized in AOCI as of March 31, 2024 and December 31, 2023 and the amounts reclassified from AOCI into earnings for the three months ended March 31, 2024 and 2023 (in thousands):

	Amount of (Loss) Gain Recognized in AOCI on Derivatives (Effective Portion, net of tax)		Location of Gain (Loss) Reclassified from AOCI into Earnings (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Earnings

	March 31, 2024	December 31, 2023		Three Months Ended March 31,
				2024	2023
Derivatives instruments
Commodity swap contracts	$664	$388	Cost of sales	$(748)	$487
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

During the three months ended March 31, 2024, leased assets obtained in exchange for new operating lease liabilities totaled approximately $2.1 million. During the three months ended March 31, 2023, leased assets obtained in exchange for new operating lease liabilities totaled approximately $0.3 million. As of March 31, 2024, obligations related to operating leases that the Company has executed but have not yet commenced were nominal.
Leased assets and liabilities included within the Condensed Consolidated Balance Sheets consist of the following (in thousands):

	Classification	March 31, 2024	December 31, 2023
Right-of-Use Assets
Operating	Other assets	$31,972	$32,219
Total leased ROU assets		$31,972	$32,219
Liabilities
Current
Operating	Other accrued liabilities	$9,390	$9,049
Noncurrent
Operating	Other non-current liabilities	22,582	23,170
Total lease liabilities		$31,972	$32,219

Lease costs included in the Condensed Consolidated Statements of Operations consist of the following (in thousands):

	Classification	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Operating lease cost	Cost of sales, selling expenses and general and administrative expense	$2,760	$1,871
Net lease cost		$2,760	$1,871

Maturity of the Company’s lease liabilities as of March 31, 2024 is as follows (in thousands):

	Operating Leases	Finance Leases	Total
2024 (remainder)	$8,155	$—	$8,155
2025	10,047	—	10,047
2026	8,954	—	8,954
2027	4,721	—	4,721
2028	1,970	—	1,970
Thereafter	1,082	—	1,082
Total lease payments	$34,929	$—	$34,929
Less: interest	2,957	—
Present value of lease payments	$31,972	$—
As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. Remaining lease term and discount rates are as follows:

	March 31, 2024	December 31, 2023
Weighted average remaining lease term (years)
Operating leases	3.6	3.8
Weighted average discount rate
Operating leases	4.95%	4.94%

Lease costs included in the Condensed Consolidated Statements of Cash Flows are as follows (in thousands):

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$2,736	$1,895
Operating cash flows from finance leases	$—	$—
Financing cash flows from finance leases	$—	$—
Lessor and Sublessor Activities
The Company leases dry van trailers to customers under full-service lease agreements and operating lease agreements. At the inception of a contract, in accordance with the applicable accounting guidance (ASC 842, Leases) the Company considers whether the arrangement contains a lease and, as applicable, performs the required lease classification tests. The Company, as a lessor, has no sales-type or direct financing lease arrangements as of March 31, 2024.
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
Certain of the Company’s leases and subleases are with a related party—such transactions were at market value and at arm’s length.
Lease income is included in Net sales on the Company’s Condensed Consolidated Statements of Operations, and is recorded in the Parts & Services operating segment. For the three months ended March 31, 2024 and 2023, the Company’s lease income consisted of the following components (in thousands):

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Operating lease income
Fixed lease income	$643	$—
Variable lease income	—	—
Total lease income[1]	$643	$—
—————————
(1) As noted above, net revenue related to subleases was insignificant for all periods presented but such revenue is included in the tables above.

The following table shows the Company’s future contractual receipts from noncancelable operating leases as of March 31, 2024 (in thousands):

Operating Leases[2]
2024 (remainder)	$1,557
2025	2,064
2026	2,064
2027	1,943
2028	1,567
Thereafter	99
Total contractual receipts	$9,294
—————————
(2) The future contractual receipts due under the Company’s full-service operating leases include amounts related to preventative maintenance, certain repairs as defined in the related agreements, and ad valorem taxes. Net revenue related to the Company’s subleases are also included in the table above.
11. OTHER ACCRUED LIABILITIES
The following table presents the major components of Other accrued liabilities (in thousands):

	March 31, 2024	December 31, 2023
Warranty	$20,053	$21,286
Chassis converter pool agreements	22,354	27,312
Payroll and related taxes	13,540	40,265
Customer deposits	33,582	45,586
Self-insurance	11,400	11,311
Accrued interest	8,317	3,817
Operating lease obligations	9,390	9,049
Accrued taxes	30,190	24,662
All other	7,944	12,313
	$156,770	$195,601
The following table presents the changes in the product warranty accrual included in Other accrued liabilities (in thousands):

	2024	2023
Balance as of January 1	$21,286	$22,061
Provisions and revisions to estimates	444	756
Payments	(1,677)	(1,260)
Balance as of March 31	$20,053	$21,557
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
Fair value measurements and the fair value hierarchy level for the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023 are shown below (in thousands):

	Frequency	Asset / (Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2024
Commodity swap contracts	Recurring	$271	$—	$271	$—
Mutual funds	Recurring	$15,133	$15,133	$—	$—
Life-insurance contracts	Recurring	$20,063	$—	$20,063	$—
December 31, 2023
Commodity swap contracts	Recurring	$466	$—	$466	$—
Mutual funds	Recurring	$11,735	$11,735	$—	$—
Life-insurance contracts	Recurring	$18,510	$—	$18,510	$—
Estimated Fair Value of Debt
The estimated fair value of debt at March 31, 2024 consists of the Senior Notes due 2028 (see Note 8). The fair value of the Senior Notes due 2028 are based upon third party pricing sources, which generally do not represent daily market activity or represent data obtained from an exchange, and are classified as Level 2. The interest rates on the Company’s borrowings under the Revolving Credit Agreement are adjusted regularly to reflect current market rates and thus carrying value approximates fair value for any borrowings.

The Company’s carrying and estimated fair value of debt at March 31, 2024 and December 31, 2023 were as follows (in thousands):

	March 31, 2024				December 31, 2023
	Carrying Value	Fair Value			Carrying Value	Fair Value
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Instrument
Senior Notes due 2028	$396,631	$—	$364,405	$—	$396,465	$—	$361,774	$—
Revolving Credit Agreement	—	—	—	—	—	—	—	—
	$396,631	$—	$364,405	$—	$396,465	$—	$361,774	$—
The fair value of debt is based on current public market prices for disclosure purposes only. Unrealized gains or losses are not recognized in the financial statements, since long-term debt is presented at carrying value, net of unamortized premium or discount and unamortized deferred financing costs in the condensed consolidated financial statements.
13. COMMITMENTS AND CONTINGENCIES
Litigation
As of March 31, 2024, the Company was named as a defendant or was otherwise involved in numerous legal proceedings and governmental examinations, including class action lawsuits, in connection with the conduct of its business activities, in various jurisdictions, both in the United States and internationally. Accrual for losses have been recorded for those matters deemed both probable and reasonably estimated. On the basis of information currently available to it, management does not believe that existing proceedings and investigations will have a material impact on our consolidated financial condition or liquidity if determined in a manner adverse to the Company. However, such matters are unpredictable, and we could incur judgments or enter into settlements for current or future claims that could materially and adversely affect our financial statements. Costs associated with the litigation and settlements of legal matters are reported within General and administrative expenses in the Consolidated Statements of Operations.
Legal Matter Estimated Liability
As of March 31, 2024, the Company was named as a defendant in California state court in two purported class action lawsuits, alleging wage and hour claims under California-specific employment laws (collectively, the “Matters”). The defense of both lawsuits is being handled in conjunction with one another. During the three months ended March 31, 2023, in accordance with ASC 450, the Company concluded a liability related to the Matters was probable and estimable. As such, an estimated liability $3.0 million is included in General & administrative expenses in the Consolidated Statements of Operations for the year ended December 31, 2023. During the second quarter of 2023, the Company reached an agreement to resolve the Matters via settlement for an amount materially consistent with the estimated liability. The settlement proceeds were paid in the first quarter of 2024, and we expect the matters will be closed in the second quarter of 2024.
Product Liability Claims
The Company is and has been, and may in the future be, subject to product liability claims and litigation incidental to the Company’s normal operating activities. The ultimate outcome of such claims and litigation cannot be predicted with any certainty and any such claim or litigation could materially and adversely affect the Company’s financial condition, results of operations and cash flows.

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
On November 13, 2019, the Company received a notice that it was considered one of several PRPs by the Indiana Department of Environmental Management (“IDEM”) under CERCLA and state law related to substances found in soil and groundwater at a property located at 817 South Earl Avenue, Lafayette, Indiana (the “Site”). The Company has never owned or operated the Site, but the Site is near certain of the Company’s owned properties. In 2020, the Company agreed to implement a limited work plan to further investigate the source of the contamination at the Site and worked with IDEM and other PRPs to finalize the terms of the work plan. The Company submitted its initial site investigation report to IDEM during the third quarter of 2020, indicating that the data collected by the Company’s consultant confirmed that the Company’s properties are not the source of contamination at the Site. In December 2021, after completing further groundwater sampling work, the Company submitted to IDEM a supplemental written report, which again stated that the Company is not a responsible party and the Company’s properties are not a source of any contamination. In June 2022, the Company and other PRPs finalized Work Plan Addendum No. 3, which provided for additional groundwater sampling on another PRP property. The Company completed all additional sampling and submitted supplemental reports to IDEM as of the first quarter of 2024. All available information and reports establish there is no source of any contamination on the Company’s owned properties. As of March 31, 2024, based on the information available, the Company does not expect this matter to have a material adverse effect on its financial condition or results of operations.
Chassis Converter Pool Agreements
The Company obtains vehicle chassis for its specialized vehicle products directly from the chassis manufacturers under converter pool agreements. Chassis are obtained from the manufacturers based on orders from customers, and in some cases, for unallocated orders. The agreements generally state that the manufacturer will provide a supply of chassis to be maintained at the Company’s facilities with the condition that we will store such chassis and will not move, sell, or otherwise dispose of such chassis except under the terms of the agreement. In addition, the manufacturer typically retains the sole authority to authorize commencement of work on the chassis and to make certain other decisions with respect to the chassis including the terms and pricing of sales of the chassis to the manufacturer’s dealers. The manufacturer also does not transfer the certificate of origin to the Company nor permit the Company to sell or transfer the chassis to anyone other than the manufacturer (for ultimate resale to a dealer). Although the Company is party to related finance agreements with manufacturers, the Company has not historically settled, nor expects to in the future settle, any related obligations in cash. Instead, the obligation is settled by the manufacturer upon reassignment of the chassis to an accepted dealer, and the dealer is invoiced for the chassis by the manufacturer. Accordingly, as of March 31, 2024, the Company’s outstanding chassis converter pool with the manufacturer totaled $22.4 million and has included this financing agreement on the Company’s Condensed Consolidated Balance Sheets within Prepaid expenses and other and Other accrued liabilities. All other chassis programs are handled as consigned inventory belonging to the manufacturer and totaled approximately $0.2 million. Under these agreements, if the chassis is not delivered to a customer within a specified time frame, the Company is required to pay a finance or storage charge on the chassis. Additionally, the Company receives finance support funds from manufacturers when the chassis are assigned into the Company’s chassis pool. Typically, chassis are converted and delivered to customers within 90 days of the receipt of the chassis by the Company.

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

	Three Months Ended March 31,
	2024	2023
Basic net income attributable to common stockholders per share:
Net income attributable to common stockholders	$18,167	$51,213
Weighted average common shares outstanding	45,383	47,770
Basic net income attributable to common stockholders per share	$0.40	$1.07

Diluted net income attributable to common stockholders per share:
Net income attributable to common stockholders	$18,167	$51,213

Weighted average common shares outstanding	45,383	47,770
Dilutive stock options and restricted stock	871	1,366
Diluted weighted average common shares outstanding	46,254	49,136
Diluted net income attributable to common stockholders per share	$0.39	$1.04
15. STOCK-BASED COMPENSATION
The Company recognizes all share-based payments based upon their grant date fair value. The Company grants restricted stock units subject to specific service, performance, and/or market conditions. The Company’s policy is to recognize expense for awards that have service conditions only subject to graded vesting using the straight-line attribution method. In addition, the Company’s policy is to estimate expected forfeitures on share-based awards. The fair value of service and performance-based units is based on the market price of a share of underlying common stock at the date of grant. The fair values of the awards that contain market conditions are estimated using a Monte Carlo simulation approach in a risk-neutral framework to model future stock price movements based upon historical volatility, risk-free rates of return, and correlation matrix. The amount of compensation costs related to restricted stock units and performance units not yet recognized, excluding estimated forfeitures, was $23.5 million at March 31, 2024, for which the expense will be recognized through 2027.
16. STOCKHOLDERS’ EQUITY
Share Repurchase Program
On February 15, 2024, the Company announced that the Board of Directors approved the repurchase of an additional $150 million in shares of common stock over a three-year period. This authorization was an increase to the previous $150 million repurchase program approved in August 2021 and the previous $100 million repurchase programs approved in November 2018, February 2017, and February 2016. The repurchase program is set to expire in February 2027. Stock repurchases under this program may be made in the open market or in private transactions at times and in amounts determined by the Company. As of March 31, 2024, $172.9 million remained available under the program.
Common and Preferred Stock
The Board of Directors has the authority to issue common and unclassed preferred stock of up to 200 million shares and 25 million shares, respectively, with par value of $0.01 per share, as well as to fix dividends, voting and conversion rights, redemption provisions, liquidation preferences, and other rights and restrictions.

Accumulated Other Comprehensive Income (Loss)
Changes in AOCI by component, net of tax, for the three months ended March 31, 2024 are summarized as follows (in thousands):

	Foreign Currency Translation	Derivative Instruments	Total
Balances at December 31, 2023	$(816)	$388	$(428)
Net unrealized gains (losses) arising during the period(a)	184	(290)	(106)
Less: Net realized gains (losses) reclassified to net income(b)	—	(566)	(566)
Net change during the period	184	276	460
Balances at March 31, 2024	$(632)	$664	$32
—————————
(a) Derivative instruments net of $0.1 million of tax benefit for the three months ended March 31, 2024.
(b) Derivative instruments net of $0.2 million of tax benefit for the three months ended March 31, 2024.

Changes in AOCI by component, net of tax, for the three months ended March 31, 2023 are summarized as follows (in thousands):

	Foreign Currency Translation	Derivative Instruments	Total
Balances at December 31, 2022	$(1,791)	$909	$(882)
Net unrealized gains (losses) arising during the period(c)	564	130	694
Less: Net realized gains (losses) reclassified to net income(d)	—	366	366
Net change during the period	564	(236)	328
Balances at March 31, 2023	$(1,227)	$673	$(554)
—————————
(c) Derivative instruments net of less than $0.1 million of tax liability for the three months ended March 31, 2023.
(d) Derivative instruments net of $0.1 million of tax liability for the three months ended March 31, 2023.
17. INCOME TAXES
For the three months ended March 31, 2024, the Company recognized income tax expense of $6.4 million compared to $13.9 million for the same period in the prior year. The effective tax rates for the first three months of 2024 and 2023 were 26.0% and 21.3%, respectively. For the first three months of 2024, the effective tax rate differs from the U.S. Federal statutory rate of 21% primarily due to the impact of state taxes. For the first three months of 2023, the effective tax rate differs from the U.S. Federal statutory rate of 21% primarily due to the impact of state taxes net of discrete items incurred related to stock-based compensation.
18. PROPERTY, PLANT, AND EQUIPMENT
There were no material impairments or sales of property, plant, and equipment during the three-month periods ended March 31, 2024 and March 31, 2023.
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

▪Parts & Services (“P&S”): The P&S segment is comprised of the Company’s Parts and Services business as well as the Upfitting Solutions and Services business (a component of our Truck Bodies business). In addition, the Company’s Composites business, which focuses on the use of DuraPlate® composite panels beyond the semi-trailer market, is also part of the P&S segment. This segment also includes the Wabash Parts LLC and Linq Venture Holdings LLC entities we created with our partners as further described in Note 5. Our Trailers as a Service (TAAS)SM initiatives are included in the P&S segment as well. Finally, the P&S segment includes the Company’s Engineered Products business, which manufactures stainless-steel storage tanks and silos, mixers, and processors for a variety of end markets. Growing and expanding the Parts and Services businesses is a key strategic initiative for the Company moving forward.
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
Reportable segment information is as follows (in thousands):

Three Months Ended March 31, 2024	Transportation Solutions	Parts & Services	Corporate and Eliminations	Consolidated
Net sales
External customers	$467,123	$48,153	$—	$515,276
Intersegment sales	3,305	1,081	(4,386)	—
Total net sales	$470,428	$49,234	$(4,386)	$515,276

Income (loss) from operations	$44,255	$10,520	$(25,200)	$29,575

Three Months Ended March 31, 2023	Transportation Solutions	Parts & Services	Corporate and Eliminations	Consolidated
Net sales
External customers	$575,296	$45,656	$—	$620,952
Intersegment sales	2,775	1,484	(4,259)	—
Total net sales	$578,071	$47,140	$(4,259)	$620,952

Income (loss) from operations	$87,116	$9,209	$(26,425)	$69,900

b.  Product Information
The Company offers products primarily in four general categories: (1) new trailers, (2) used trailers, (3) components, parts and services, and (4) equipment and other (which includes truck bodies). The following table sets forth the major product categories and their percentage of consolidated net sales (dollars in thousands):

Three Months Ended March 31, 2024	Transportation Solutions	Parts & Services	Eliminations	Consolidated
New trailers	$366,158	$—	$(820)	$365,338	70.9%
Used trailers	—	1,344	—	1,344	0.3%
Components, parts and services	—	35,630	—	35,630	6.9%
Equipment and other	104,270	12,260	(3,566)	112,964	21.9%
Total net sales	$470,428	$49,234	$(4,386)	$515,276	100.0%

Three Months Ended March 31, 2023	Transportation Solutions	Parts & Services	Eliminations	Consolidated
New trailers	$485,248	$124	$(362)	$485,010	78.1%
Used trailers	—	539	—	539	0.1%
Components, parts and services	—	35,682	—	35,682	5.7%
Equipment and other	92,823	10,795	(3,897)	99,721	16.1%
Total net sales	$578,071	$47,140	$(4,259)	$620,952	100.0%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (the “Quarterly Report”) of Wabash National Corporation (together with its subsidiaries, “Wabash,” “Company,” “us,” “we,” or “our”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements may include the words “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect,” “plan” or “anticipate” and other similar words. Forward-looking statements convey the Company’s current expectations or forecasts of future events. Our “forward-looking statements” include, but are not limited to, statements regarding:
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
▪volatility in the supply of vehicle chassis and other vehicle components:
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
Although we believe that the expectations expressed in our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and are subject to inherent risks and uncertainties, such as those disclosed in this Quarterly Report. Important risks and factors that could cause our actual results to be materially different from our expectations include the factors that are disclosed in “Item 1A-Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023. Each forward-looking statement contained in this Quarterly Report reflects our management’s view only as of the date on which that forward-looking statement was made. We are not obligated to update forward-looking statements or publicly release the result of any revisions to them to reflect events or circumstances after the date of this Quarterly Report or to reflect the occurrence of unanticipated events, except as required by law.

Results of Operations
The following table sets forth certain operating data as a percentage of net sales for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Net sales	100.0%	100.0%
Cost of sales	85.2%	81.3%
Gross profit	14.8%	18.7%

General and administrative expenses	7.1%	5.8%
Selling expenses	1.4%	1.1%
Amortization of intangibles	0.6%	0.5%
Income from operations	5.7%	11.3%

Interest expense	(1.0%)	(0.8%)
Other, net	0.3%	0.1%
Other expense, net	(0.7%)	(0.7%)
Loss from unconsolidated entity	(0.3%)	—%
Income before income tax expense	4.8%	10.5%

Income tax expense	1.2%	2.2%
Net income	3.5%	8.3%
For the three-month period ended March 31, 2024, we recorded net sales of $515.3 million compared to $621.0 million in the prior year period. Net sales for the three-month period ended March 31, 2024, decreased $105.7 million, or 17.0%, compared to the prior year period. New trailer shipments decreased 27.8% and new truck body shipments decreased 3.3%. The decrease in new trailer (primarily dry vans) shipments outpaced the increase in revenue per unit across all product lines except reefers, driving the overall decrease in revenue. Net sales within the P&S reportable segment increased $2.1 million compared to the prior year period, primarily due to an increase in sales within our Components business, as well as our Upfitting Solutions and Services business. Gross profit margin decreased to 14.8% in the first quarter of 2024 compared to 18.7% in the prior year period primarily driven by lower sales volumes and consistent fixed costs. We continue to focus on positioning ourselves to profitably capitalize on current demand while being vigilant to respond to any key changes to the industry and overall economy.
For the three-month period ended March 31, 2024, selling, general and administrative expenses increased $0.8 million as compared to the same period in 2023. As a percentage of net sales, selling, general and administrative expenses were 8.5% in the first quarter of 2024 as compared to 6.9% in the prior year period. The overall increase in selling, general and administrative expenses in the current year period compared to the same period in the prior year was largely due to an increase in professional fees and outside services costs of $1.0 million, which is due in part to our recurring revenue and truck body initiatives. In addition, there were smaller increases of $0.3 million from maintenance and repair costs and $0.2 million from advertising and promotional expenses. The overall increase in selling, general and administrative fees was partially offset by lower employee-related costs of $1.2 million primarily due to decreased costs of employee benefits and incentive programs.
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

Three Months Ended March 31, 2024 Compared with the Three Months Ended March 31, 2023
Net Sales
Net sales in the first quarter of 2024 decreased $105.7 million, or 17.0%, compared to the first quarter of 2023. By business segment, prior to the elimination of intercompany sales, sales and related units sold were as follows (dollars in thousands):

	Three Months Ended March 31,		Change
	2024	2023	Amount	%
	(prior to elimination of intersegment sales)
Sales by Segment
Transportation Solutions	$470,428	$578,071	$(107,643)	(18.6%)
Parts & Services	49,234	47,140	2,094	4.4%
Eliminations	(4,386)	(4,259)	(127)
Total	$515,276	$620,952	$(105,676)	(17.0%)

New Units Shipped	(units)
Trailers	8,500	11,780	(3,280)	(27.8%)
Truck bodies	3,690	3,815	(125)	(3.3%)
Total	12,190	15,595	(3,405)	(21.8%)

Used Units Shipped	(units)
Trailers	15	15	—	—%
TS segment sales, prior to the elimination of intersegment sales, were $470.4 million for the first quarter of 2024, a decrease of $107.6 million, or 18.6%, compared to the first quarter of 2023. New trailers shipped during the first quarter of 2024 totaled 8,500 trailers compared to 11,780 trailers in the prior year period, a decrease of 27.8%, which was primarily driven by lower new trailer shipments (primarily dry vans). New truck bodies shipped during the first quarter of 2024 totaled 3,690 truck bodies compared to 3,815 truck bodies in the prior year period, a decrease of 3.3%, despite a slight increase in truck body revenue due to higher revenue per unit. The decrease in new trailer shipments outpaced the increase in revenue per new trailer unit across all trailer product lines except reefers, driving the overall decrease in revenue.
P&S segment sales, prior to the elimination of intersegment sales, were $49.2 million for the first quarter of 2024, an increase of $2.1 million, or 4.4%, compared to the first quarter of 2023. The overall increase in sales for this segment was due primarily to our Upfitting Solutions and Services business which increased approximately $1.7 million and our Composites business, which focuses on the use of DuraPlate® composite panels beyond the semi-trailer market, which increased approximately $1.2 million compared to the prior year period. The overall increase in sales was partially offset by lower sales within our Engineered Products business of approximately $2.2 million.
Cost of Sales
Cost of sales was $438.8 million in the first quarter of 2024, a decrease of $66.1 million, or 13.1%, compared to the prior year period. Cost of sales is comprised of material costs, a variable expense, and other manufacturing costs, comprised of both fixed and variable expenses, including direct and indirect labor, outbound freight, overhead expenses, and depreciation.
TS segment cost of sales was $407.3 million in the first quarter of 2024, a decrease of $67.2 million, or 14.2%, compared to the prior year period. The decrease in cost of sales, which was primarily driven by lower shipment volumes, was due to a decrease in materials costs of $65.6 million, or 20.0%, along with a decrease in certain other manufacturing costs.
P&S segment cost of sales was $35.9 million in the first quarter of 2024, an increase of $1.2 million, or 3.4%, compared to the prior period. Labor and employee-related costs increased approximately $1.1 million from the prior year period due to less efficient labor costs. The increase in cost of sales for this segment was offset by a decrease in materials costs of approximately $0.2 million, or 0.7%.

Gross Profit
Gross profit was $76.5 million in the first quarter of 2024, a decrease of $39.6 million from the prior year period. Gross profit as a percentage of net sales was 14.8% for the first quarter of 2024, compared to 18.7% for the same period in 2023. Gross profit by segment was as follows (dollars in thousands):

	Three Months Ended March 31,		Change
	2024	2023	Amount	%
Gross Profit by Segment
Transportation Solutions	$63,125	$103,604	$(40,479)	(39.1%)
Parts & Services	13,335	12,423	912	7.3%
Corporate & Eliminations	—	—	—
Total	$76,460	$116,027	$(39,567)	(34.1%)
TS segment gross profit was $63.1 million for the first quarter of 2024 compared to $103.6 million for the first quarter of 2023. Gross profit, prior to the elimination of intersegment sales, as a percentage of net sales, was 13.4% in the first quarter of 2024 compared to 17.9% in the comparative 2023 period. The overall decrease in gross profit from the prior year period was primarily driven by a decrease in new trailer shipments (primarily our dry van products) of approximately $34.8 million, partially offset by net price favorability driven primarily by higher pricing across all product lines except reefers.
P&S segment gross profit was $13.3 million for the first quarter of 2024 compared to $12.4 million for the first quarter of 2023. Gross profit, prior to the elimination of intersegment sales, as a percentage of net sales, was 27.1% in the first quarter of 2024 compared to 26.4% in the 2023 period. The overall increase in gross profit was primarily related to an increase of approximately $1.4 million within our Composites business, which focuses on the use of DuraPlate® composite panels beyond the semi-trailer market and $1.3 million from our Upfitting Solutions and Services business both due in part to stronger material margin on increased net sales over the prior year period. These increases were partially offset by a decrease in gross profit of $1.4 million due to a decrease of net sales in our Engineered Products business from the prior year period.
General and Administrative Expenses
General and administrative expenses for the first quarter of 2024 increased $0.6 million, or 1.8%, from the prior year period. The increase from the prior year period was due in part to an increase in professional fees and outside services costs of approximately $1.1 million due in part to our recurring revenue and truck body initiatives. In addition, travel related costs increase $0.4 million and maintenance and repair costs increased $0.3 million compared to the prior year. The overall increase in general and administrative expenses was partially offset by a decrease in employee-related costs of approximately $1.4 million, primarily due to decreased costs of employee benefits and incentive programs. As a percentage of net sales, general and administrative expenses were 7.1% for the first quarter of 2024 compared to 5.8% for the first quarter of 2023. The overall increase in general and administrative expenses as a percentage of net sales was primarily attributable to the increase in professional fees and outside services costs.
Selling Expenses
Selling expenses were $7.0 million in the first quarter of 2024, an increase of $0.2 million, or 2.3%, compared to the prior year period. The increase was primarily attributable to higher advertising and promotional expenses of approximately $0.2 million. There was also a decrease in travel related costs of approximately $0.2 million offset by an increase in sales employee-related costs of approximately $0.2 million. As a percentage of net sales, selling expenses were 1.4% for the first quarter of 2024 compared to 1.1% for the first quarter of 2023. The increase in selling expenses as a percentage of net sales was due in part to the increase in advertising and promotional expenses.
Amortization of Intangibles
Amortization of intangibles was $3.2 million during both the first quarter of 2024 and 2023. Amortization of intangibles was the result of expenses recognized for intangible assets recorded from previous acquisitions.
Impairment and Other, Net
Impairment and other, net was nominal for the each three month period ended March 31, 2024 and 2023.
Other Income (Expense)
Interest expense totaled $5.0 million during both the first quarter of 2024 and 2023. Interest expense relates to interest and non-cash accretion charges on our Senior Notes due 2028 and Revolving Credit Agreement.

Other, net for the first quarter of 2024 represented income of $1.6 million as compared to income of $0.4 million for the prior year period. Income for the current and prior year periods primarily relate to interest income.
Income Taxes
We recognized income tax expense of $6.4 million in the first quarter of 2024 compared to $13.9 million for the same period in the prior year. The effective tax rate for this period was 26.0% compared to a rate of 21.3% for the same period in the prior year. For the first three months of 2024, the effective tax rate differs from the U.S. Federal statutory rate of 21% primarily due to the impact of state taxes while the effective rate of first three months of 2023 differs primarily due to state taxes net of discrete items incurred related to stock-based compensation.
Liquidity and Capital Resources
Capital Structure
Our capital structure is comprised of a mix of debt and equity. As of March 31, 2024, our debt-to-equity ratio was approximately 0.7:1.0. Our long-term objective is to generate operating cash flows sufficient to support the growth within our businesses and increase shareholder value. This objective will be achieved through a balanced capital allocation strategy of sustaining strong liquidity, maintaining healthy leverage ratios, investing in the business, both organically and strategically, and returning capital to our shareholders. The Board of Directors has designated a Finance Committee for the primary purpose of assisting the Board in its oversight of the Company’s capital structure, financing, investment, and other financial matters of importance to the Company.
During the first three months of 2024, in keeping with this balanced approach, we paid dividends of approximately $4.2 million and repurchased shares under our Board approved share repurchase program totaling $15.6 million (inclusive of excise tax). Our Revolving Credit Agreement has total revolving commitments of $350.0 million and a maturity date of September 2027, which is the nearest maturity date of our long-term debt. As of March 31, 2024, there were no amounts outstanding under the Revolving Credit Agreement. Collectively, these actions demonstrate our confidence in the financial outlook of the Company and our ability to generate cash flow, both near and long term, and reinforce our overall commitment to deliver shareholder value while maintaining the flexibility to continue to execute our strategic plan for profitable growth and diversification.
Our liquidity position, defined as cash on hand and available borrowing capacity under the Revolving Credit Agreement, amounted to $389.0 million as of March 31, 2024, a decrease of 5% compared to $410.4 million as of March 31, 2023 and a decrease of 25% from $516.1 million as of December 31, 2023. The decrease as of March 31, 2024 compared to March 31, 2023 was primarily attributable to a reduced borrowing capacity on the Revolving Credit Agreement due to lower 2023 year-end accounts receivable and inventory balances. This decrease was partially offset by a higher cash balance at March 31, 2024. The decrease as of March 31, 2024 compared to December 31, 2023 was primarily attributable to lower available capacity on the Revolving Credit Agreement and a lower cash balance as of March 31, 2024. For the remainder of 2024, we expect to continue our commitment to fund our working capital requirements, capital expenditures, and our Trailers as a Service (TAAS)SM initiative from operations or available borrowing capacity under the Revolving Credit Agreement (as needed). We will continue to maintain our assets to react to any economic and/or industry changes, while also responsibly returning capital to our shareholders. We will continue to move rapidly to adjust to the current environment, including to the softening of demand for certain of our products, to preserve the strength of our balance sheet, while prioritizing the safety of our employees and ensuring the liquidity and financial well-being of the Company.
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
The Indenture contains customary events of default, including payment defaults, breaches of covenants, failure to pay certain judgments and certain events of bankruptcy, insolvency and reorganization. If an event of default occurs and is continuing, the principal amount of the Senior Notes, plus accrued and unpaid interest, if any, may be declared immediately due and payable. These amounts automatically become due and payable if an event of default relating to certain events of bankruptcy, insolvency or reorganization occurs. As of March 31, 2024, we were in compliance with all covenants.
Contractual coupon interest expense and accretion of fees for the Senior Notes for each three-month period ended March 31, 2024 and 2023 were $4.5 million and $0.2 million, respectively. Contractual coupon interest expense and accretion of fees for the Senior Notes are included in Interest expense in our Condensed Consolidated Statements of Operations.
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
The Revolving Credit Agreement contains customary covenants limiting our ability and certain of our subsidiaries to, among other things, pay cash dividends, incur debt or liens, redeem or repurchase stock, enter into transactions with affiliates, merge, dissolve, repay subordinated indebtedness, make investments and dispose of assets. In addition, we will be required to maintain a minimum fixed charge coverage ratio of not less than 1.0 to 1.0 as of the end of any period of 12 fiscal months when excess availability under the Revolving Credit Agreement is less than the greater of (a) 10.0% of the lesser of (i) the total revolving commitments and (ii) the borrowing base (such lesser amount, the “Line Cap”) and (b) $25 million. As of March 31, 2024, we were in compliance with all covenants.
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
Our liquidity position, defined as cash on hand and available borrowing capacity on the Revolving Credit Agreement, amounted to $389.0 million as of March 31, 2024 and $516.1 million as of December 31, 2023.
During the three-month period ended March 31, 2024, we had payments of principal totaling $0.2 million and borrowings of principal totaling $0.2 million. As of March 31, 2024, there were no amounts outstanding under the Revolving Credit Agreement.
During the three-month period ended March 31, 2023, we had payments of principal totaling $43.0 million and borrowings of principal totaling $43.0 million. As of March 31, 2023, there were no amounts outstanding under the Revolving Credit Agreement.
Interest expense under the Revolving Credit Agreement for each three-month period ended March 31, 2024 and 2023 was approximately $0.2 million. Interest expense under the Revolving Credit Agreement is included in Interest expense in our Condensed Consolidated Statements of Operations.

Cash Flows
Cash used in operating activities for the first three months of 2024 totaled $17.4 million, compared to providing $69.5 million during the same period in 2023. Cash used in operations during the current year period was the result of net income adjusted for various non-cash activities including depreciation, amortization, deferred taxes, stock-based compensation, equity in an unconsolidated entity, and a $52.6 million increase in working capital. Changes in key working capital accounts for 2024 and 2023 are summarized below (in thousands):

	Three Months Ended March 31,
	2024	2023	Change
Source (Use) of cash:
Accounts receivable	$(64,690)	$(1,021)	$(63,669)
Inventories	(10,916)	(71,773)	60,857
Accounts payable and accrued liabilities	22,203	81,735	(59,532)
Net source (use) of cash	$(53,403)	$8,941	$(62,344)
Accounts receivable increased $64.7 million in the first three months of 2024 as compared to a $1.0 million increase in the prior year period. Days sales outstanding, a measure of working capital efficiency that measures the amount of time a receivable is outstanding, was 43 days and 37 days for the three months ended March 31, 2024 and 2023, respectively. The increase in accounts receivable during the first three months of 2024 compared to 2023 was primarily due to the timing of shipments and receipt of customer payments. Inventory increased by $10.9 million during the first three months of 2024 as compared to an increase of $71.8 million in the 2023 period. Our inventory turns, a commonly used measure of working capital efficiency that measures how quickly inventory turns per year, was approximately 7 times in each of the 2024 and 2023 periods. The increase in inventory for the 2024 period was primarily attributable to higher finished goods inventory. Accounts payable and accrued liabilities increased by $22.2 million during the first three months of 2024 compared to an increase of $81.7 million for the same period in 2023. Days payable outstanding, a measure of working capital efficiency that measures the amount of time a payable is outstanding, was 43 days for the three months ended March 31, 2024 compared to 45 days for the three months ended March 31, 2023.
Investing activities used $19.2 million during the first three months of 2024, as compared to using $31.4 million during the same period in 2023. Investing activities for the first three months of 2024 related to capital expenditures for property, plant, and equipment to support growth and improvement initiatives as well as maintain current operations. For the first three months of both 2024 and 2023, investing activities included no proceeds from the sale of assets.
Financing activities used $26.9 million during the first three months of 2024 as compared to using $28.1 million during the same period in 2023. Net cash used by financing activities during the current year period primarily relates to common stock repurchases and withholdings of $22.1 million and cash dividend payments of $4.2 million. Borrowings under our Revolving Credit Agreement totaled $0.2 million, which were fully offset by principal, interest, and unused fee payments made under our Revolving Credit Agreement totaling $0.2 million. Net cash used by financing activities during the first three months of 2023 primarily related to common stock repurchases and withholdings of $23.6 million and cash dividend payments to our shareholders of $4.6 million. In addition, borrowings under our Credit Agreement totaled $43.3 million, fully offset by principal, interest, and unused fee payments made under our Credit Agreement of $43.3 million.
As of March 31, 2024, our liquidity position, defined as cash on hand and available borrowing capacity under our Revolving Credit Agreement, amounted to $389.0 million, representing a decrease of $21.4 million (or 5%) compared to March 31, 2023 and a decrease of $127.1 million (or 25%) compared to December 31, 2023. The decrease as of March 31, 2024 compared to March 31, 2023 was primarily attributable to a lower borrowing capacity on the Revolving Credit Agreement due to lower 2023 year-end accounts receivable and inventory balances. This decrease was partially offset by a higher cash balance as of March 31, 2024. The decrease as of March 31, 2024 compared to December 31, 2023 was primarily attributable to lower available capacity on the Revolving Credit Agreement and a lower cash balance as of March 31, 2024. Total debt obligations amounted to $400.0 million as of March 31, 2024.
For the remainder of 2024, we expect to continue our commitment to fund our working capital requirements, capital expenditures, and our Trailers as a Service (TAAS)SM initiative from operations or available borrowing capacity under the Revolving Credit Agreement (as needed). We will continue to maintain our assets, to react to any key economic and/or industry changes, while also responsibly returning capital to our shareholders. We will continue to move rapidly to adjust to the current environment, including to the softening of demand for certain of our products, to preserve the strength of our balance sheet, while prioritizing the safety of our employees and ensuring the liquidity and financial well-being of the Company.

Capital Expenditures
Capital spending related to property, plant, and equipment amounted to approximately $19.2 million for the first three months of 2024. In addition, there were no expenditures for revenue generating assets for the first three months of 2024.
We believe our capital expenditures for 2024 related to property, plant, and equipment will be in the range of $75 to $85 million, while capital expenditures supporting our Trailers as a Service (TAAS)SM growth initiative with revenue generating assets are expected to be in the range of $40 to $50 million. Capital spending for 2024 is expected to be utilized to support our growth strategies (including TAAS) as well as our maintenance and productivity improvement initiatives within our facilities.
Goodwill
We considered whether there were any indicators of impairment during the three months ended March 31, 2024 and concluded there were none.
Contractual Obligations and Commercial Commitments
A summary of payments of our contractual obligations and commercial commitments, both on and off balance sheet, as of March 31, 2024 are as follows (in thousands):

	2024	2025	2026	2027	2028	Thereafter	Total
Debt:
Revolving Credit Agreement (due 2027)	$—	$—	$—	$—	$—	$—	$—
Senior Notes (due 2028)	—	—	—	—	400,000	—	400,000
Interest payments on Revolving Credit Agreement and Senior Notes due 2028[1]	18,000	18,000	18,000	18,000	18,000	—	90,000
Total debt	18,000	18,000	18,000	18,000	418,000	—	490,000
Other:
Operating Leases	8,155	10,047	8,954	4,721	1,970	1,082	34,929
Total other	8,155	10,047	8,954	4,721	1,970	1,082	34,929
Other commercial commitments:
Letters of Credit	6,002	—	—	—	—	—	6,002
Raw Material Purchase Commitments	43,400	—	—	—	—	—	43,400
Chassis Agreements and Programs	22,554	—	—	—	—	—	22,554
Total other commercial commitments	71,956	—	—	—	—	—	71,956
Total obligations	$98,111	$28,047	$26,954	$22,721	$419,970	$1,082	$596,885
1 Future interest payments on variable rate long-term debt (if any) are estimated based on the rate in effect as of March 31, 2024, and only include interest payments (not unused line fees). However, as of March 31, 2024, there was no variable rate debt (Revolving Credit Agreement) outstanding.
Borrowings under the Revolving Credit Agreement bear interest at a variable rate based on the Secured Overnight Financing Rate (“SOFR”) or a base rate determined by the lender’s prime rate plus an applicable margin, as defined in the agreement. Any outstanding borrowings under the Revolving Credit Agreement bear interest at a rate, at our election, equal to (i) adjusted term SOFR plus a margin ranging from 1.25% to 1.75% or (ii) a base rate plus a margin ranging from 0.25% to 0.75%, in each case depending upon the monthly average excess availability under the Revolving Credit Agreement. We are required to pay a monthly unused line fee equal to 0.20% times the average daily unused availability along with other customary fees and expenses of our agent and lenders. During the three-month period ended March 31, 2024, we had borrowings of principal and payments of principal totaling $0.2 million under the Revolving Credit Agreement. As of March 31, 2024, there were no amounts outstanding under the Revolving Credit Agreement.
The Senior Notes due 2028 bear interest at the rate of 4.5% per annum from the date of issuance, payable semi-annually on April 15 and October 15.
Operating leases represent the total future minimum lease payments that have commenced. As of March 31, 2024, obligations related to operating leases that we have executed but have not yet commenced were nominal.
We have standby letters of credit totaling $6.0 million issued in connection with workers compensation claims and surety bonds.
We have $43.4 million in purchase commitments through December 2024 for various raw material commodities, including aluminum, steel, polyethylene and nickel as well as other raw material components which are within normal production requirements.

We obtain vehicle chassis for our specialized vehicle products directly from the chassis manufacturers under converter pool agreements. Chassis are obtained from the manufacturers based on orders from customers, and to a lesser extent, for unallocated orders. Although each manufacturer’s agreement has different terms and conditions, the agreements generally state that the manufacturer will provide a supply of chassis to be maintained from time to time at our various facilities with the condition that we will store such chassis and will not move, sell, or otherwise dispose of such chassis except under the terms of the agreement. The manufacturer transfers the chassis to us on a “restricted basis,” retaining the sole authority to authorize commencement of work on the chassis and to make certain other decisions with respect to the chassis including the terms and pricing of sales of the chassis to the manufacturer’s dealers. The manufacturer also does not transfer the certificate of origin to us nor permit us to sell or transfer the chassis to anyone other than the manufacturer (for ultimate resale to a dealer). Although we are party to related finance agreements with manufacturers, we have not historically settled, nor expect to in the future settle, any related obligations in cash. Instead, the obligation is settled by the manufacturer upon reassignment of the chassis to an accepted dealer, and the dealer is invoiced for the chassis by the manufacturer. Accordingly, as of March 31, 2024 our outstanding chassis converter pool with the manufacturer totaled $22.4 million and we have included this financing agreement on our Condensed Consolidated Balance Sheets within Prepaid expenses and other and Other accrued liabilities. All other chassis programs are handled as consigned inventory belonging to the manufacturer and totaled approximately $0.2 million. Under these agreements, if the chassis is not delivered to a customer within a specified time frame, we are required to pay a finance or storage charge on the chassis. Additionally, we receive finance support funds from manufacturers when the chassis are assigned into our chassis pool. Typically, chassis are converted and delivered to customers within 90 days of our receipt of the chassis.
Backlog
Orders that have been confirmed by customers in writing and have defined delivery timeframes are included in our backlog. Orders that comprise our backlog may be subject to changes in quantities, delivery, specifications, terms, or cancellation. The following table presents backlog information as of March 31, 2024, December 31, 2023, and March 31, 2023 (in millions):

	March 31, 2024	December 31, 2023	Change	March 31, 2024	March 31, 2023	Change
12-month backlog	$1,511	$1,589	(5)%	$1,511	$2,615	(42)%
Total backlog	$1,803	$1,895	(5)%	$1,803	$3,068	(41)%
The decrease in rolling 12-month backlog and total backlog from December 31, 2023 is primarily attributable to the fulfillment of orders during the first three months of 2024 outpacing new orders . The decrease in rolling 12-month backlog and total backlog from March 31, 2023 is primarily related to the softened new trailer and truck body demand stemming from uncertainty in the 2024 markets.
We continue to believe that our long-term relationship agreements with certain strategic customers will provide a good base of backlog for years to come. Refer to the “Outlook” section below for additional details related to industry and market conditions.
Outlook
The trailer industry generally follows the transportation industry’s cycles. According to ACT Research Company (“ACT”), total United States trailer production in 2023 was approximately 318,000 trailers, a 3.2% increase from 2022. While there remains uncertainty in the industry, including but not limited to overall economic conditions and softening of demand for certain of our products, current estimates from ACT and FTR Associations (“FTR”) for 2024 United States trailer production are 252,000 and 240,000, respectively, representing a 20.9% and 25.0% decline, respectively compared to 2023.
ACT is forecasting annual new trailer production levels for 2025, 2026, 2027, 2028, and 2029 of approximately 279,000, 291,000, 304,000, 300,000, and 297,000, respectively. In addition, FTR is forecasting annual new trailer production levels of 275,000 and 295,000 for 2025 and 2026, respectively. These estimates are generally more consistent with historical trailer industry production levels. However, overall economic uncertainty and softening demand in the industry for certain of our products could continue to impact these estimates. This uncertainty and softening are evident in the ACT and FTR forecasts, particularly for 2024 production. However, we believe that our strategic plan and actions taken over the last several years have positioned us to remain well-suited to adapt to changes in the industry and demand environment due to our strong balance sheet, liquidity profile, and diversification.

Other potential risks we face for the remainder of 2024 primarily relate to our ability to effectively manage our manufacturing operations, including economic uncertainty, and our overall business. In addition, the cost of raw materials, commodities, and components are also potential risks. Significant increases in the cost of certain commodities, raw materials or components have had, and may continue to have, an adverse effect on our results of operations. As has been our practice, we will endeavor to pass raw material and component price increases to our customers in addition to continuing our cost management and hedging activities in an effort to minimize the risk that changes in material costs could have on our operating results. In addition, we rely on a limited number of suppliers for certain key components and raw materials in the manufacturing of our products, including tires, landing gear, axles, suspensions, aluminum extrusions, chassis and specialty steel coil. While we have taken actions to mitigate certain of these risks, which include our previously announced supply agreements with Hydro, Ryerson, and Rockland Flooring, at the current and expected demand levels, there may be additional or increased shortages of supplies of raw materials or components which would have an adverse impact on our ability to meet demand for our products. Despite these risks, we believe we are well positioned to capitalize on overall demand when it returns to normalized levels.
For the remainder of 2024, we will continue to adjust to changes in the current environment, preserve the strength of our balance sheet, prioritize the safety of our employees, and ensure the liquidity and financial well-being of the Company. We believe we remain well-positioned for both near-term and long-term success in the transportation, logistics, and distribution industries because: (1) our core customers are among the major participants in the transportation, logistics, and distribution industries; (2) our technology and innovation provide value-added solutions for our customers by reducing operating costs, improving revenue opportunities, and solving unique transportation problems; (3) our Wabash Management System (“WMS”) principles and processes and enterprise-wide lean efforts drive focus on the interconnected processes that are critical for success across our business; (4) our significant brand recognition, presence throughout North America, and the utilization of our extensive dealer network to market and sell our products; and (5) our One Wabash approach to create a consistent, superior experience for all customers who seek our connected solutions in the transportation, logistics, and distribution markets. By continuing to be an innovation leader in the transportation, logistics, and distribution industries we expect to leverage our existing assets and capabilities into higher margin products and markets by delivering connected, value-added customer solutions.
Critical Accounting Policies and Estimates
We have included a summary of our Critical Accounting Policies and Estimates in our Annual Report on Form 10-K for the year ended December 31, 2023. There have been no material changes to the summary provided in that report.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
In addition to the risks inherent in our operations, we have exposure to financial and market risk resulting from volatility in commodity prices, interest rates and foreign exchange rates. The following discussion provides additional detail regarding our exposure to these risks.
Commodity Prices
We are exposed to fluctuation in commodity prices through the purchase of various raw materials that are processed from commodities such as aluminum, steel, lumber, nickel, copper, and polyethylene. Given the historical volatility of certain commodity prices, this exposure can significantly impact product costs. We manage some of our commodity price changes by entering into fixed price contracts with our suppliers and through financial derivatives. To the extent that we are unable to offset the increased commodity costs in our product prices, our results would be materially and adversely affected. As of March 31, 2024, we had $43.4 million in raw material purchase commitments through December 2024 for materials that will be used in the production process, as compared to $35.7 million as of December 31, 2023. We typically do not set prices for our products more than 45-90 days in advance of our commodity purchases and can, subject to competitive market conditions, take into account the cost of the commodity in setting our prices for each order. As of March 31, 2024, a hypothetical ten percent change in commodity prices based on our raw material purchase commitments through December 2024 would result in a corresponding change in cost of goods sold of approximately $4.3 million. This sensitivity analysis does not account for the change in the competitive environment indirectly related to the change in commodity prices and the potential managerial action taken in response to these changes.
Interest Rates
As of March 31, 2024, we had no floating rate debt outstanding under our Revolving Credit Agreement. The only other outstanding debt on our Condensed Consolidated Balance Sheets as of March 31, 2024 were the Senior Notes, which carry a fixed interest rate of 4.50%. Based on the current borrowings under our Revolving Credit Agreement, a hypothetical 100 basis-point change in the floating interest rate would result in no corresponding change in interest expense over a one-year period. This sensitivity analysis does not account for the change in the competitive environment indirectly related to the change in interest rates and the potential managerial action taken in response to these changes.

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
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective as of March 31, 2024.
Changes in Internal Controls over Financial Reporting
There were no changes in the Company’s internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the first quarter of fiscal year 2024 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.
Part II - OTHER INFORMATION
Item 1. Legal Proceedings
See Item 3 of Part I of our Annual Report on Form 10-K for the year ended December 31, 2023. See also Note 13, “Commitments and Contingencies”, to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report.
Item 1A. Risk Factors
You should carefully consider the risks described in our Annual Report on Form 10-K for the year ended December 31, 2023 including those under the heading “Risk Factors” appearing in Item 1A of Part I of the Form 10-K and other information contained in this Quarterly Report before investing in our securities. Realization of any of these risks could have a material adverse effect on our business, financial condition, cash flows, and results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Our Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Amount That May Yet Be Purchased Under the Plans or Programs ($ in millions)
January 1 - 31, 2024	216,923	$24.75	216,194	$33.1
February 1 - 29, 2024	446,071	$26.34	195,410	$177.9
March 1 - 31, 2024	177,540	$27.91	177,540	$172.9
Total	840,534	$26.26	589,144	$172.9
On February 15, 2024, the Company announced that the Board of Directors approved the repurchase of an additional $150 million in shares of common stock over a three-year period. This authorization was an increase to the previous $150 million repurchase program approved in August 2021 and the previous $100 million repurchase programs approved in November 2018, February 2017, and February 2016. The repurchase program is set to expire in February 2027. For the quarter ended March 31, 2024, we repurchased 589,144 shares pursuant to our repurchase program. Additionally, during this period there were 251,390 shares repurchased to cover minimum employee tax withholding obligations upon the vesting of restricted stock awards.

Item 5. Other Information
(c)
During the first quarter of 2024, none of our directors or executive officers adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408(a) of Regulation S-K) except as set forth in the table below.

Name and Title	Action Taken	Date	Type of Trading Arrangement (1)	Duration of Trading Arrangement (2)	Aggregate Number of Shares to be Sold
M. Kristin Glazner, Senior Vice President, Chief Administrative Officer, Corporate Secretary	Adoption	3/14/2024	Rule 10b5-1 trading arrangement	3/14/2025	Up to 20,000 shares
Kevin J. Page, Vice President, Chief Commercial Officer	Adoption	3/14/2024	Rule 10b5-1 trading arrangement	3/14/2025	Up to 22,261 shares
Michael N. Pettit, Vice President, Chief Financial Officer	Adoption	3/14/2024	Rule 10b5-1 trading arrangement	3/14/2025	Up to 25,000 shares
Dustin T. Smith, Senior Vice President, Chief Operating Officer	Adoption	3/14/2024	Rule 10b5-1 trading arrangement	3/14/2025	Up to 11,921 shares
(1) Each trading arrangement marked as a Rule 10b5-1 trading arrangement is intended to satisfy the affirmative defense of Rule 10b5-1(c).
(2) Each trading arrangement permits transactions through and including the earlier to occur of the completion of all sales under the trading arrangement or the date listed in the table.

Item 6. Exhibits

(a)	Exhibits
	31.1	Certification of Principal Executive Officer
	31.2	Certification of Principal Financial Officer
	32.1	Written Statement of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)
101
The following materials from Wabash National Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 are filed herewith, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at March 31, 2024 and December 31, 2023, (ii) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2024 and 2023, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2024 and 2023, (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2024 and 2023, (v) the Condensed Consolidated Statements of Stockholders’ Equity for the three months ended March, 2024 and 2023 (vi) Notes to Condensed Consolidated Financial Statements and (iv) the information included in Part II, Item 5(c). The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

	104	Cover Page Interactive Data File (formatting as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WABASH NATIONAL CORPORATION

Date: April 24, 2024	By:	/s/ Michael N. Pettit
Michael N. Pettit
Senior Vice President and Chief Financial Officer (Principal Financial Officer)