Form 10-Q
period 2024-06-30
WABASH NATIONAL Corp
filed 2024-07-24
CIK 879526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of common stock outstanding at July 17, 2024 was 43,999,230.

WABASH NATIONAL CORPORATION
FORM 10-Q

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements
WABASH NATIONAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	June 30, 2024	December 31, 2023
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$77,285	$179,271
Accounts receivable, net	243,248	182,990
Inventories, net	272,926	267,635
Prepaid expenses and other	50,506	51,457
Total current assets	643,965	681,353
Property, plant, and equipment, net	331,744	325,444
Goodwill	188,423	188,409
Intangible assets, net	80,269	86,418
Investment in unconsolidated entity	—	1,647
Other assets	94,911	79,543
Total assets	$1,339,312	$1,362,814
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$—	$—
Accounts payable	175,483	156,608
Other accrued liabilities	147,873	195,601
Total current liabilities	323,356	352,209
Long-term debt	396,800	396,465
Deferred income taxes	13,219	17,013
Other non-current liabilities	55,146	47,028
Total liabilities	788,521	812,715
Commitments and contingencies
Noncontrolling interest	366	603
Wabash National Corporation stockholders’ equity:
Common stock 200,000,000 shares authorized, $0.01 par value, 44,225,215 and 45,393,260 shares outstanding, respectively	781	774
Additional paid-in capital	684,504	677,886
Retained earnings	443,734	403,923
Accumulated other comprehensive losses	(2,101)	(428)
Treasury stock at cost, 33,904,416 and 32,128,755 common shares, respectively	(576,493)	(532,659)
Total Wabash National Corporation stockholders' equity	550,425	549,496
Total liabilities, noncontrolling interest, and equity	$1,339,312	$1,362,814

The accompanying notes are an integral part of these Condensed Consolidated Statements.

WABASH NATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited – dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net sales	$550,610	$686,620	$1,065,886	$1,307,572
Cost of sales	460,952	535,593	899,782	1,040,518
Gross profit	89,658	151,027	166,104	267,054
General and administrative expenses	33,969	37,318	70,642	73,358
Selling expenses	7,936	7,194	14,978	14,078
Amortization of intangible assets	2,993	3,203	6,149	6,406
Impairment and other, net	997	2	997	2
Income from operations	43,763	103,310	73,338	173,210
Other income (expense):
Interest expense	(4,948)	(4,987)	(9,936)	(9,981)
Other, net	1,572	475	3,181	862
Other expense, net	(3,376)	(4,512)	(6,755)	(9,119)
Loss from unconsolidated entity	(1,415)	—	(2,901)	—
Income before income tax expense	38,972	98,798	63,682	164,091
Income tax expense	9,768	24,324	16,191	38,221
Net income	29,204	74,474	47,491	125,870
Net income attributable to noncontrolling interest	246	146	366	329
Net income attributable to common stockholders	$28,958	$74,328	$47,125	$125,541

Net income attributable to common stockholders per share:
Basic	$0.65	$1.57	$1.04	$2.64
Diluted	$0.64	$1.54	$1.03	$2.58
Weighted average common shares outstanding (in thousands):
Basic	44,896	47,452	45,139	47,610
Diluted	45,365	48,373	45,751	48,737

Dividends declared per share	$0.08	$0.08	$0.16	$0.16

The accompanying notes are an integral part of these Condensed Consolidated Statements.

WABASH NATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited – dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$29,204	$74,474	$47,491	$125,870
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(1,192)	502	(1,008)	1,066
Unrealized loss on derivative instruments	(941)	(2,952)	(665)	(3,188)
Total other comprehensive loss	(2,133)	(2,450)	(1,673)	(2,122)
Comprehensive income	27,071	72,024	45,818	123,748
Comprehensive income attributable to noncontrolling interest	246	146	366	329
Comprehensive income attributable to common stockholders	$26,825	$71,878	$45,452	$123,419

The accompanying notes are an integral part of these Condensed Consolidated Statements.

WABASH NATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited – dollars in thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities
Net income	$47,491	$125,870
Adjustments to reconcile net income to net cash (used in) provided by operating activities
Depreciation	20,306	13,760
Amortization of intangibles	6,149	6,406
Net loss on sale of property, plant and equipment	—	2
Deferred income taxes	(3,763)	6,653
Stock-based compensation	6,618	5,681
Non-cash interest expense	478	477
Equity in loss of unconsolidated entity	2,901	—
Accounts receivable	(60,258)	23,829
Inventories	(5,291)	(98,600)
Prepaid expenses and other	995	(9,148)
Accounts payable and accrued liabilities	(25,292)	69,793
Other, net	3,278	1,608
Net cash (used in) provided by operating activities	(6,388)	146,331
Cash flows from investing activities
Cash payments for capital expenditures	(36,288)	(55,820)
Expenditures for revenue generating assets	—	(3,244)
Investment in unconsolidated entity	(7,100)	—
Net cash used in investing activities	(43,388)	(59,064)
Cash flows from financing activities
Proceeds from exercise of stock options	7	155
Dividends paid	(7,775)	(8,366)
Borrowings under revolving credit facilities	431	103,731
Payments under revolving credit facilities	(431)	(103,731)
Debt issuance costs paid	(5)	(102)
Stock repurchases	(43,834)	(37,896)
Distribution to noncontrolling interest	(603)	(512)
Net cash used in financing activities	(52,210)	(46,721)
Cash and cash equivalents:
Net (decrease) increase in cash, cash equivalents, and restricted cash	(101,986)	40,546
Cash, cash equivalents, and restricted cash at beginning of period	179,271	58,245
Cash, cash equivalents, and restricted cash at end of period	$77,285	$98,791
Supplemental disclosures of cash flow information:
Cash paid for interest	$9,394	$9,545
Net cash paid for income taxes	$23,664	$40,905
Period end balance of payables for property, plant, and equipment	$5,474	$18,362

The accompanying notes are an integral part of these Condensed Consolidated Statements.

WABASH NATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited – dollars in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	Shares	Amount
Balances at December 31, 2023	45,393,260	$774	$677,886	$403,923	$(428)	$(532,659)	$549,496
Net income attributable to common stockholders for the period				18,167			18,167
Foreign currency translation					184		184
Stock-based compensation	334,955	6	3,240				3,246
Stock repurchase	(589,144)					(22,138)	(22,138)
Common stock dividends				(3,152)			(3,152)
Unrealized gain on derivative instruments, net of tax					276		276
Common stock issued in connection with:
Stock option exercises	500	—	7				7
Balances at March 31, 2024	45,139,571	$780	$681,133	$418,938	$32	$(554,797)	$546,086
Net income attributable to common stockholders for the period				28,958			28,958
Foreign currency translation					(1,192)		(1,192)
Stock-based compensation	21,500	1	3,371				3,372
Stock repurchase	(935,856)					(21,696)	(21,696)
Common stock dividends				(4,162)			(4,162)
Unrealized loss on derivative instruments, net of tax					(941)		(941)
Common stock issued in connection with:
Stock option exercises							—
Balances at June 30, 2024	44,225,215	$781	$684,504	$443,734	$(2,101)	$(576,493)	$550,425

The accompanying notes are an integral part of these Condensed Consolidated Statements.

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	Shares	Amount
Balances at December 31, 2022	47,675,796	$766	$665,941	$188,241	$(882)	$(456,453)	$397,613
Net income attributable to common stockholders for the period				51,213			51,213
Foreign currency translation					564		564
Stock-based compensation	480,463	8	2,758				2,766
Stock repurchase	(540,875)					(23,566)	(23,566)
Common stock dividends				(4,055)			(4,055)
Unrealized loss on derivative instruments, net of tax					(236)		(236)
Common stock issued in connection with:
Stock option exercises	10,683		144				144
Balances at March 31, 2023	47,626,067	$774	$668,843	$235,399	$(554)	$(480,019)	$424,443
Net income attributable to common stockholders for the period				74,328			74,328
Foreign currency translation					502		502
Stock-based compensation	24,550		2,915				2,915
Stock repurchase	(585,997)					(14,330)	(14,330)
Equity component of convertible senior notes repurchase							—
Common stock dividends				(3,893)			(3,893)
Unrealized loss on derivative instruments, net of tax					(2,952)		(2,952)
Common stock issued in connection with:
Stock option exercises	750		11				11
Balances at June 30, 2023	47,065,370	$774	$671,769	$305,834	$(3,004)	$(494,349)	$481,024

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
4. GOODWILL & OTHER INTANGIBLE ASSETS
As further described in Note 19, the Company has established two operating and reportable segments: Transportation Solutions (“TS”) and Parts & Services (“P&S”). These operating and reportable segments have also been determined to be the applicable reporting units for purposes of goodwill assignment and evaluation. As of June 30, 2024, goodwill allocated to the TS and P&S segments was approximately $120.5 million and $67.9 million, respectively. The Company considered whether there were any indicators of impairment during the three and six months ended June 30, 2024 and concluded there were none.
The changes in the carrying amounts of goodwill from December 31, 2022 through the six-month period ended June 30, 2024 were as follows (in thousands):

	Transportation Solutions	Parts & Services	Total
Balance at December 31, 2022
Goodwill	$188,759	$108,075	$296,834
Accumulated impairment losses	(68,257)	(40,143)	(108,400)
Net balance as of December 31, 2022	120,502	67,932	188,434
Effects of foreign currency	(16)	(9)	(25)
Balance at December 31, 2023
Goodwill	188,743	108,066	296,809
Accumulated impairment losses	(68,257)	(40,143)	(108,400)
Net balance as of December 31, 2023	120,486	67,923	188,409
Effects of foreign currency	(2)	—	(2)
Balance at March 31, 2024
Goodwill	188,741	108,066	296,807
Accumulated impairment losses	(68,257)	(40,143)	(108,400)
Net balance as of March 31, 2024	120,484	67,923	188,407
Effects of foreign currency	10	6	16
Balance at June 30, 2024
Goodwill	188,751	108,072	296,823
Accumulated impairment losses	(68,257)	(40,143)	(108,400)
Net balance as of June 30, 2024	$120,494	$67,929	$188,423

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

Linq Venture Holdings LLC
During the fourth quarter of 2023, the Company continued to unify and expand its parts and services capabilities and ecosystem by executing an agreement with a partner to create a new legal entity (Linq Venture Holdings LLC, “Linq”) to develop and scale a digital marketplace in and for the transportation and logistics distribution industry. Linq is intended to be the digital channel to market Wabash equipment and parts & services, as well as non-Wabash parts & services, in a digital marketplace format to end-customers as well as dealers. The Company holds 49% ownership of the membership units in Linq while its partner holds 51%. Initial capital contributions to Linq were in proportion to the respective ownership interests. The Company’s initial capital contribution was approximately $2.5 million while its partner’s contribution was approximately $2.6 million. At its formation, Linq had no debt or other financial obligations other than typical operating expenses and costs. Creditors of Linq do not have recourse to the general credit of the Company. The operating agreement requires excess cash distributions, as defined in the agreement, no later than 30 days after the end of the second and fourth quarters of each year in proportion to the respective ownership interests.
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
As part of the formation of Linq, the Company executed a credit agreement with Linq whereby a $10.0 million revolving line of credit (the “Wabash Note”) with a 7% simple accrued interest rate, paid quarterly, is available to Linq. The commitment under the Wabash Note may be increased to $35.0 million subject to the approval of the Board of Directors as stipulated in the operating agreement. In the three-month period ended June 30, 2024, $5.6 million was borrowed under the Wabash Note. Interest income resulting from the Wabash Note for both three and six-month periods ended June 30, 2024 was less than $0.1 million. Interest income under the Wabash Note is included in Other, net in the Company’s Condensed Consolidated Statements of Operations. The Company did not provide financial or other support to Linq that it was not contractually obligated to provide.
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
The Company’s equity method investment in Linq is recorded in Investment in unconsolidated entity on its Condensed Consolidated Balance Sheets. Any amounts borrowed under the Wabash Note are recorded in Other assets on the Company’s Condensed Consolidated Balance Sheets and within Investment in unconsolidated entity cash outflows presented in the investing cash flows of the Company’s Condensed Consolidated Statements of Cash Flows. Linq is considered operationally integral. The Company’s share of the results from its equity method investment is included in Loss from unconsolidated entity in the Condensed Consolidated Statements of Operations.

The following table is a rollforward of activities related to the Company’s unconsolidated entity (in thousands):

	2024	2023
Balance at January 1	$1,647	$—
Loss from unconsolidated entity	(1,486)	—
Balance at March 31	161	—
Loss from unconsolidated entity	(1,415)	—
Equity deficit applied to note (1)	1,254	—
Balance at June 30	$—	$—

(1) As the Company is not required to advance additional funds to Linq, excess losses beyond our initial investment have been recorded against the basis of our other investments in Linq, which is comprised of the loan receivable for amounts borrowed under the Wabash Note.
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
Because the entity does not have sufficient equity at risk to permit it to carry on its activities without additional financial support, the Company concluded that WP is a VIE. The Company has the power to direct the activities of WP through majority representation on the Board of Directors as well as control related to the management and overall strategic direction of the entity. In addition, the Company has the obligation to absorb the benefits and losses of WP that could potentially be significant to the entity. The Company also has a requirement to provide funding to the entity if needed. Given the facts and circumstances specific to WP, the Company concluded that it is the primary beneficiary and, as such, is required to consolidate the entity. WP’s results of operations are included in the Parts & Services operating and reportable segment. Through June 30, 2024, the Company did not provide financial or other support to this VIE that it was not contractually obligated to provide. As of June 30, 2024, the Company does not have any obligations to provide financial support to WP.

The following table presents the assets and liabilities of the WP VIE consolidated on the Company’s Condensed Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$2,045	$3,020
Accounts receivable, net	2,105	1,540
Inventories, net	2	85
Prepaid expenses and other	137	68
Total current assets	4,289	4,713
Property, plant, and equipment, net	—	—
Other assets	283	543
Total assets	$4,572	$5,256
Liabilities
Current liabilities:
Accounts payable	$3,820	$4,024
Other accrued liabilities	20	26
Total current liabilities	3,840	4,050
Other non-current liabilities	—	—
Total liabilities	$3,840	$4,050

The following table is a rollforward of activities in the Company’s noncontrolling interest (in thousands):

	2024	2023
Balance at January 1	$603	$512
Net income attributable to noncontrolling interest	120	183
Other comprehensive income (loss)	—	—
Distributions paid to noncontrolling interest	(603)	—
Balance at March 31	120	695
Net income attributable to noncontrolling interest	246	146
Other comprehensive income (loss)	—	—
Distributions declared to noncontrolling interest	—	(512)
Balance at June 30	$366	$329
6. INVENTORIES, NET
Inventories are stated at the lower of cost, determined on either the first-in, first-out or average cost method, or net realizable value. Inventories, net of reserves, consist of the following components (in thousands):

	June 30, 2024	December 31, 2023
Raw materials and components	$143,863	$156,314
Finished goods	100,208	86,586
Work in progress	17,226	14,102
Aftermarket parts	8,739	7,263
Used trailers	2,890	3,370
	$272,926	$267,635

7. PREPAID EXPENSES AND OTHER
Prepaid expenses and other current assets consist of the following (in thousands):

	June 30, 2024	December 31, 2023
Chassis converter pool agreements	$28,034	$27,312
Assets held for sale	—	—
Income tax receivables	7,716	11,840
Insurance premiums & maintenance/subscription agreements	9,696	5,899
Commodity swap contracts	1,940	1,511
All other	3,120	4,895
	$50,506	$51,457
Chassis converter pool agreements represent chassis transferred to the Company on a restricted basis by the manufacturer, who retains the sole authority to authorize commencement of work on the chassis and to make certain other decisions with respect to the chassis including the terms and pricing of sales to the manufacturer’s dealers. There were no assets held for sale as of either date presented. Insurance premiums and maintenance/subscription agreements are charged to expense over the contractual life, which is generally one year or less. As further described in Note 9, commodity swap contracts relate to our hedging activities (that are in an asset position) to mitigate the risks associated with fluctuations in commodity prices. Other items primarily consist of investments held by the Company’s captive insurance subsidiary and other various prepaid and other assets. As of June 30, 2024 and December 31, 2023, there was no restricted cash included in prepaid expenses and other current assets.

8. DEBT
Long-term debt consists of the following (in thousands):

	June 30, 2024	December 31, 2023
Senior Notes due 2028	$400,000	$400,000
Revolving Credit Agreement	—	—
	400,000	400,000
Less: unamortized discount and fees	(3,200)	(3,535)
Less: current portion	—	—
	$396,800	$396,465
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
The Indenture contains customary events of default, including payment defaults, breaches of covenants, failure to pay certain judgments and certain events of bankruptcy, insolvency and reorganization. If an event of default occurs and is continuing, the principal amount of the Senior Notes, plus accrued and unpaid interest, if any, may be declared immediately due and payable. These amounts automatically become due and payable if an event of default relating to certain events of bankruptcy, insolvency or reorganization occurs. As of June 30, 2024, the Company was in compliance with all covenants.
Contractual coupon interest expense and accretion of fees for the Senior Notes for each three- and six-month period ended June 30, 2024 was $4.5 million and $0.2 million, and $9.0 million and $0.3 million, respectively. Contractual coupon interest expense and accretion of fees for the Senior Notes for each three- and six-month period ended June 30, 2023 was $4.5 million and $0.2 million, and $9.0 million and $0.3 million, respectively. Contractual coupon interest expense and accretion of fees for the Senior Notes are included in Interest expense in the Company’s Condensed Consolidated Statements of Operations.
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
The Revolving Credit Agreement contains customary covenants limiting the ability of the Company and certain of its subsidiaries to, among other things, pay cash dividends, incur debt or liens, redeem or repurchase stock, enter into transactions with affiliates, merge, dissolve, repay subordinated indebtedness, make investments and dispose of assets. In addition, the Company will be required to maintain a minimum fixed charge coverage ratio of not less than 1.0 to 1.0 as of the end of any period of 12 fiscal months when excess availability under the Revolving Credit Agreement is less than the greater of (a) 10.0% of the lesser of (i) the total revolving commitments and (ii) the borrowing base (such lesser amount, the “Line Cap”) and (b) $25 million. As of June 30, 2024, the Company was in compliance with all covenants.
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
The Company’s liquidity position, defined as cash on hand and available borrowing capacity on the Revolving Credit Agreement, amounted to $380.9 million as of June 30, 2024 and $516.1 million as of December 31, 2023.
During the three-month period ended June 30, 2024, the Company had payments of principal totaling $0.2 million and borrowings of principal totaling $0.2 million. During the six-month period ended June 30, 2024, the Company had payments of principal totaling $0.4 million and borrowings of principal totaling $0.4 million. As of June 30, 2024, there were no amounts outstanding under the Revolving Credit Agreement.
During the three-month period ended June 30, 2023, the Company had payments of principal totaling $60.4 million and borrowings of principal totaling $60.4 million. During the six-month period ended June 30, 2023, the Company had payments of principal totaling $103.7 million and borrowings of principal totaling $103.7 million. As of June 30, 2023, there were no amounts outstanding under the Revolving Credit Agreement.
Interest expense under the Revolving Credit Agreement for the three- and six-month periods ended June 30, 2024 was approximately $0.2 million and $0.4 million, respectively. During the three- and six-month periods ended June 30, 2023, interest expense under the Revolving Credit Agreement was approximately $0.3 million and $0.5 million, respectively. Interest expense under the Revolving Credit Agreement is included in Interest expense in the Company’s Condensed Consolidated Statements of Operations.
9. FINANCIAL DERIVATIVE INSTRUMENTS
Commodity Pricing Risk
As of June 30, 2024, the Company was party to commodity swap contracts for specific commodities with notional amounts of approximately $36.7 million. The Company uses commodity swap contracts to mitigate the risks associated with fluctuations in commodity prices impacting its cash flows related to inventory purchases from suppliers. The Company does not hedge all commodity price risk.
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

Financial Statement Presentation
As of June 30, 2024 and December 31, 2023, the fair value carrying amount of the Company’s derivative instruments were recorded as follows (in thousands):

		Asset / (Liability) Derivatives
	Balance Sheet Caption	June 30, 2024	December 31, 2023
Derivatives designated as hedging instruments
Commodity swap contracts	Prepaid expenses and other	$1,940	$1,511
Commodity swap contracts	Accounts payable and Other accrued liabilities	(1,818)	(1,045)
Total derivatives designated as hedging instruments		$122	$466

The following table summarizes the gain or loss recognized in AOCI as of June 30, 2024 and December 31, 2023 and the amounts reclassified from AOCI into earnings for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Amount of (Loss) Gain Recognized in AOCI on Derivatives (Effective Portion, net of tax)		Location of Gain (Loss) Reclassified from AOCI into Earnings (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Earnings

	June 30, 2024	December 31, 2023		Three Months Ended June 30,		Six Months Ended June 30,
				2024	2023	2024	2023
Derivatives instruments
Commodity swap contracts	$(277)	$388	Cost of sales	$624	$(369)	$(124)	$117
Over the next 12 months, the Company expects to reclassify approximately $0.4 million of pretax deferred losses, related to the commodity swap contracts, from AOCI to cost of sales as inventory purchases are settled.

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
During the six months ended June 30, 2024, leased assets obtained in exchange for new operating lease liabilities totaled approximately $5.4 million. During the six months ended June 30, 2023, leased assets obtained in exchange for new operating lease liabilities totaled approximately $6.5 million. As of June 30, 2024, obligations related to operating leases that the Company has executed but have not yet commenced were nominal.

Leased assets and liabilities included within the Condensed Consolidated Balance Sheets consist of the following (in thousands):

	Classification	June 30, 2024	December 31, 2023
Right-of-Use Assets
Operating	Other assets	$34,476	$32,219
Total leased ROU assets		$34,476	$32,219
Liabilities
Current
Operating	Other accrued liabilities	$10,640	$9,049
Noncurrent
Operating	Other non-current liabilities	23,836	23,170
Total lease liabilities		$34,476	$32,219

Lease costs included in the Condensed Consolidated Statements of Operations consist of the following (in thousands):

	Classification	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023
Operating lease cost	Cost of sales, selling expenses and general and administrative expense	$2,905	$2,128
Net lease cost		$2,905	$2,128

	Classification	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Operating lease cost	Cost of sales, selling expenses and general and administrative expense	$5,665	$4,085
Net lease cost		$5,665	$4,085

Maturity of the Company’s lease liabilities as of June 30, 2024 is as follows (in thousands):

	Operating Leases	Finance Leases	Total
2024 (remainder)	$6,154	$—	$6,154
2025	11,637	—	11,637
2026	10,451	—	10,451
2027	5,643	—	5,643
2028	2,409	—	2,409
Thereafter	1,222	—	1,222
Total lease payments	$37,516	$—	$37,516
Less: interest	3,040	—
Present value of lease payments	$34,476	$—
As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. Remaining lease term and discount rates are as follows:

	June 30, 2024	December 31, 2023
Weighted average remaining lease term (years)
Operating leases	3.5	3.8
Weighted average discount rate
Operating leases	4.95%	4.94%

Lease costs included in the Condensed Consolidated Statements of Cash Flows are as follows (in thousands):

	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$5,696	$4,114
Operating cash flows from finance leases	$—	$—
Financing cash flows from finance leases	$—	$—
Lessor and Sublessor Activities
The Company leases dry van trailers to customers under full-service lease agreements and operating lease agreements. At the inception of a contract, in accordance with the applicable accounting guidance (ASC 842, Leases) the Company considers whether the arrangement contains a lease and, as applicable, performs the required lease classification tests. The Company, as a lessor, has no sales-type or direct financing lease arrangements as of June 30, 2024.
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
Lease income is included in Net sales on the Company’s Condensed Consolidated Statements of Operations, and is recorded in the Parts & Services operating segment. For the three and six months ended June 30, 2024 and 2023, the Company’s lease income consisted of the following components (in thousands):

	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023
Operating lease income
Fixed lease income	$559	$117
Variable lease income	—	—
Total lease income[1]	$559	$117

	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Operating lease income
Fixed lease income	$1,202	$179
Variable lease income	—	—
Total lease income[1]	$1,202	$179
—————————
(1) As noted above, net revenue related to subleases was insignificant for all periods presented but such revenue is included in the tables above.

The following table shows the Company’s future contractual receipts from noncancelable operating leases as of June 30, 2024 (in thousands):

Operating Leases[2]
2024 (remainder)	$1,037
2025	2,062
2026	2,062
2027	1,949
2028	1,567
Thereafter	99
Total contractual receipts	$8,776
—————————
(2) The future contractual receipts due under the Company’s full-service operating leases include amounts related to preventative maintenance, certain repairs as defined in the related agreements, and ad valorem taxes. Net revenue related to the Company’s subleases are also included in the table above.
11. OTHER ACCRUED LIABILITIES
The following table presents the major components of Other accrued liabilities (in thousands):

	June 30, 2024	December 31, 2023
Warranty	$22,620	$21,286
Chassis converter pool agreements	28,034	27,312
Payroll and related taxes	18,831	40,265
Customer deposits	26,671	45,586
Self-insurance	11,371	11,311
Accrued interest	3,817	3,817
Operating lease obligations	10,640	9,049
Accrued taxes	14,837	24,662
All other	11,052	12,313
	$147,873	$195,601
The following table presents the changes in the product warranty accrual included in Other accrued liabilities (in thousands):

	2024	2023
Balance as of January 1	$21,286	$22,061
Provisions and revisions to estimates	4,048	1,770
Payments	(2,714)	(2,086)
Balance as of June 30	$22,620	$21,745
The Company offers a limited warranty for its products with a coverage period that ranges between 1 and 5 years, except that the coverage period for DuraPlate® trailer panels is 10 years and the coverage period for steel main beams on flatbed trailer products exceeds 10 years. The Company passes through component manufacturers’ warranties to our customers. The Company’s policy is to accrue the estimated cost of warranty coverage at the time of the sale or when a specific recall notice has been issued.
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
Fair value measurements and the fair value hierarchy level for the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023 are shown below (in thousands):

	Frequency	Asset / (Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2024
Commodity swap contracts	Recurring	$122	$—	$122	$—
Mutual funds	Recurring	$14,273	$14,273	$—	$—
Life-insurance contracts	Recurring	$20,151	$—	$20,151	$—
December 31, 2023
Commodity swap contracts	Recurring	$466	$—	$466	$—
Mutual funds	Recurring	$11,735	$11,735	$—	$—
Life-insurance contracts	Recurring	$18,510	$—	$18,510	$—
Estimated Fair Value of Debt
The estimated fair value of debt at June 30, 2024 consists of the Senior Notes due 2028 (see Note 8). The fair value of the Senior Notes due 2028 are based upon third party pricing sources, which generally do not represent daily market activity or represent data obtained from an exchange, and are classified as Level 2. The interest rates on the Company’s borrowings under the Revolving Credit Agreement are adjusted regularly to reflect current market rates and thus carrying value approximates fair value for any borrowings.
The Company’s carrying and estimated fair value of debt at June 30, 2024 and December 31, 2023 were as follows (in thousands):

	June 30, 2024				December 31, 2023
	Carrying Value	Fair Value			Carrying Value	Fair Value
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Instrument
Senior Notes due 2028	$396,800	$—	$358,112	$—	$396,465	$—	$361,774	$—
Revolving Credit Agreement	—	—	—	—	—	—	—	—
	$396,800	$—	$358,112	$—	$396,465	$—	$361,774	$—
The fair value of debt is based on current public market prices for disclosure purposes only. Unrealized gains or losses are not recognized in the financial statements, since long-term debt is presented at carrying value, net of unamortized premium or discount and unamortized deferred financing costs in the condensed consolidated financial statements.

13. COMMITMENTS AND CONTINGENCIES
Litigation
As of June 30, 2024, the Company was named as a defendant or was otherwise involved in numerous legal proceedings and governmental examinations, including class action lawsuits, in connection with the conduct of its business activities, in various jurisdictions, both in the United States and internationally. Accrual for losses have been recorded for those matters deemed both probable and reasonably estimated. On the basis of information currently available to it, management does not believe that existing proceedings and investigations will have a material impact on our consolidated financial condition or liquidity if determined in a manner adverse to the Company. However, such matters are unpredictable, and we could incur judgments or enter into settlements for current or future claims that could materially and adversely affect our financial statements. Costs associated with the litigation and settlements of legal matters are reported within General and administrative expenses in the Consolidated Statements of Operations.
Legal Matter Estimated Liability
As of June 30, 2024, the Company was named as a defendant in California state court in two purported class action lawsuits, alleging wage and hour claims under California-specific employment laws (collectively, the “Matters”). The defense of both lawsuits is being handled in conjunction with one another. During the three months ended March 31, 2023, in accordance with ASC 450, the Company concluded a liability related to the Matters was probable and estimable. As such, an estimated liability $3.0 million is included in General & administrative expenses in the Consolidated Statements of Operations for the year ended December 31, 2023. During the second quarter of 2023, the Company reached an agreement to resolve the Matters via settlement for an amount materially consistent with the estimated liability. The settlement proceeds were paid in the first quarter of 2024, and the Company expects the matters will be closed in the third quarter of 2024.
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

On November 13, 2019, the Company received a notice that it was considered one of several PRPs by the Indiana Department of Environmental Management (“IDEM”) under CERCLA and state law related to substances found in soil and groundwater at a property located at 817 South Earl Avenue, Lafayette, Indiana (the “Site”). The Company has never owned or operated the Site, but the Site is near certain of the Company’s owned properties. In 2020, the Company agreed to implement a limited work plan to further investigate the source of the contamination at the Site and worked with IDEM and other PRPs to finalize the terms of the work plan. The Company submitted its initial site investigation report to IDEM during the third quarter of 2020, indicating that the data collected by the Company’s consultant confirmed that the Company’s properties are not the source of contamination at the Site. In December 2021, after completing further groundwater sampling work, the Company submitted to IDEM a supplemental written report, which again stated that the Company is not a responsible party and the Company’s properties are not a source of any contamination. In June 2022, the Company and other PRPs finalized Work Plan Addendum No. 3, which provided for additional groundwater sampling on another PRP property. The Company completed all additional sampling and submitted supplemental reports to IDEM as of the first quarter of 2024. All available information and reports establish there is no source of any contamination on the Company’s owned properties. As of June 30, 2024, based on the information available, the Company does not expect this matter to have a material adverse effect on its financial condition or results of operations.
Chassis Converter Pool Agreements
The Company obtains vehicle chassis for its specialized vehicle products directly from the chassis manufacturers under converter pool agreements. Chassis are obtained from the manufacturers based on orders from customers, and in some cases, for unallocated orders. The agreements generally state that the manufacturer will provide a supply of chassis to be maintained at the Company’s facilities with the condition that we will store such chassis and will not move, sell, or otherwise dispose of such chassis except under the terms of the agreement. In addition, the manufacturer typically retains the sole authority to authorize commencement of work on the chassis and to make certain other decisions with respect to the chassis including the terms and pricing of sales of the chassis to the manufacturer’s dealers. The manufacturer also does not transfer the certificate of origin to the Company nor permit the Company to sell or transfer the chassis to anyone other than the manufacturer (for ultimate resale to a dealer). Although the Company is party to related finance agreements with manufacturers, the Company has not historically settled, nor expects to in the future settle, any related obligations in cash. Instead, the obligation is settled by the manufacturer upon reassignment of the chassis to an accepted dealer, and the dealer is invoiced for the chassis by the manufacturer. Accordingly, as of June 30, 2024, the Company’s outstanding chassis converter pool with the manufacturer totaled $28.0 million and has included this financing agreement on the Company’s Condensed Consolidated Balance Sheets within Prepaid expenses and other and Other accrued liabilities. All other chassis programs are handled as consigned inventory belonging to the manufacturer and totaled approximately $1.6 million. Under these agreements, if the chassis is not delivered to a customer within a specified time frame, the Company is required to pay a finance or storage charge on the chassis. Additionally, the Company receives finance support funds from manufacturers when the chassis are assigned into the Company’s chassis pool. Typically, chassis are converted and delivered to customers within 90 days of the receipt of the chassis by the Company.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Basic net income attributable to common stockholders per share:
Net income attributable to common stockholders	$28,958	$74,328	$47,125	$125,541
Weighted average common shares outstanding	44,896	47,452	45,139	47,610
Basic net income attributable to common stockholders per share	$0.65	$1.57	$1.04	$2.64

Diluted net income attributable to common stockholders per share:
Net income attributable to common stockholders	$28,958	$74,328	$47,125	$125,541

Weighted average common shares outstanding	44,896	47,452	45,139	47,610
Dilutive stock options and restricted stock	469	921	612	1,127
Diluted weighted average common shares outstanding	45,365	48,373	45,751	48,737
Diluted net income attributable to common stockholders per share	$0.64	$1.54	$1.03	$2.58
15. STOCK-BASED COMPENSATION
The Company recognizes all share-based payments based upon their grant date fair value. The Company grants restricted stock units subject to specific service, performance, and/or market conditions. The Company’s policy is to recognize expense for awards that have service conditions only subject to graded vesting using the straight-line attribution method. In addition, the Company’s policy is to estimate expected forfeitures on share-based awards. The fair value of service and performance-based units is based on the market price of a share of underlying common stock at the date of grant. The fair values of the awards that contain market conditions are estimated using a Monte Carlo simulation approach in a risk-neutral framework to model future stock price movements based upon historical volatility, risk-free rates of return, and correlation matrix. The amount of compensation costs related to restricted stock units and performance units not yet recognized, excluding estimated forfeitures, was $21.3 million at June 30, 2024, for which the expense will be recognized through 2027.
16. STOCKHOLDERS’ EQUITY
Share Repurchase Program
On February 15, 2024, the Company announced that the Board of Directors approved the repurchase of an additional $150 million in shares of common stock over a three-year period. This authorization was an increase to the previous $150 million repurchase program approved in August 2021 and the previous $100 million repurchase programs approved in November 2018, February 2017, and February 2016. The repurchase program is set to expire in February 2027. Stock repurchases under this program may be made in the open market or in private transactions at times and in amounts determined by the Company. As of June 30, 2024, $151.2 million remained available under the program.
Common and Preferred Stock
The Board of Directors has the authority to issue common and unclassed preferred stock of up to 200 million shares and 25 million shares, respectively, with par value of $0.01 per share, as well as to fix dividends, voting and conversion rights, redemption provisions, liquidation preferences, and other rights and restrictions.

Accumulated Other Comprehensive Income (Loss)
Changes in AOCI by component, net of tax, for the six months ended June 30, 2024 are summarized as follows (in thousands):

	Foreign Currency Translation	Derivative Instruments	Total
Balances at December 31, 2023	$(816)	$388	$(428)
Net unrealized gains (losses) arising during the period(a)	184	(290)	(106)
Less: Net realized gains (losses) reclassified to net income(b)	—	(566)	(566)
Net change during the period	184	276	460
Balances at March 31, 2024	(632)	664	32
Net unrealized gains (losses) arising during the period(c)	(1,192)	(464)	(1,656)
Less: Net realized gains (losses) reclassified to net income(d)	—	477	477
Net change during the period	(1,192)	(941)	(2,133)
Balances at June 30, 2024	$(1,824)	$(277)	$(2,101)
—————————
(a) Derivative instruments net of $0.1 million of tax benefit for the three months ended March 31, 2024.
(b) Derivative instruments net of $0.2 million of tax benefit for the three months ended March 31, 2024.
(c) Derivative instruments net of $0.2 million of tax benefit for the three months ended June 30, 2024.
(d) Derivative instruments net of $0.2 million of tax liability for the three months ended June 30, 2024.

Changes in AOCI by component, net of tax, for the six months ended June 30, 2023 are summarized as follows (in thousands):

	Foreign Currency Translation	Derivative Instruments	Total
Balances at December 31, 2022	$(1,791)	$909	$(882)
Net unrealized gains (losses) arising during the period(e)	564	130	694
Less: Net realized gains (losses) reclassified to net income(f)	—	366	366
Net change during the period	564	(236)	328
Balances at March 31, 2023	(1,227)	673	(554)
Net unrealized gains (losses) arising during the period(g)	502	(3,229)	(2,727)
Less: Net realized gains (losses) reclassified to net income(h)	—	(277)	(277)
Net change during the period	502	(2,952)	(2,450)
Balances at June 30, 2023	$(725)	$(2,279)	$(3,004)
—————————
(e) Derivative instruments net of less than $0.1 million of tax liability for the three months ended March 31, 2023.
(f) Derivative instruments net of $0.1 million of tax liability for the three months ended March 31, 2023.
(g) Derivative instruments net of $1.0 million of tax benefit for the three months ended June 30, 2023.
(h) Derivative instruments net of $0.1 million of tax liability for the three months ended June 30, 2023.
17. INCOME TAXES
For the three months ended June 30, 2024, the Company recognized income tax expense of $9.8 million compared to $24.3 million for the same period in the prior year. The Company recognized income tax expense of $16.2 million in the first six months of 2024 compared to $38.2 million for the same period in the prior year. The effective tax rates for the first six months of 2024 and 2023 were 25.4% and 23.3%, respectively. For the first six months of 2024, the effective tax rate differs from the U.S. Federal statutory rate of 21% primarily due to the impact of state taxes. For the first six months of 2023, the effective tax rate differs from the U.S. Federal statutory rate of 21% primarily due to the impact of state taxes net of discrete items incurred related to stock-based compensation.

18. IMPAIRMENT AND PROPERTY, PLANT, AND EQUIPMENT
During the second quarter of 2024, the Company impaired approximately $1.0 million due to a construction-in-progress project that was no longer expected to be completed. The impairment is included in Impairment and other, net in the Condensed Consolidated Statements of Operations. There were no material impairments during the three and six-month periods ended June 30, 2023.
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

Reportable segment information is as follows (in thousands):

Three Months Ended June 30, 2024	Transportation Solutions	Parts & Services	Corporate and Eliminations	Consolidated
Net sales
External customers	$497,100	$53,510	$—	$550,610
Intersegment sales	1,605	1,391	(2,996)	—
Total net sales	$498,705	$54,901	$(2,996)	$550,610

Income (loss) from operations	$56,918	$12,087	$(25,242)	$43,763

Three Months Ended June 30, 2023	Transportation Solutions	Parts & Services	Corporate and Eliminations	Consolidated
Net sales
External customers	$625,718	$60,902	$—	$686,620
Intersegment sales	4,964	1,164	(6,128)	—
Total net sales	$630,682	$62,066	$(6,128)	$686,620

Income (loss) from operations	$115,806	$12,937	$(25,433)	$103,310

Six Months Ended June 30, 2024	Transportation Solutions	Parts & Services	Corporate and Eliminations	Consolidated
Net sales
External customers	$964,223	$101,663	$—	$1,065,886
Intersegment sales	4,910	2,472	(7,382)	—
Total net sales	$969,133	$104,135	$(7,382)	$1,065,886

Income (loss) from operations	$101,173	$22,607	$(50,442)	$73,338

Six Months Ended June 30, 2023	Transportation Solutions	Parts & Services	Corporate and Eliminations	Consolidated
Net sales
External customers	$1,201,014	$106,558	$—	$1,307,572
Intersegment sales	7,739	2,648	(10,387)	—
Total net sales	$1,208,753	$109,206	$(10,387)	$1,307,572

Income (loss) from operations	$202,922	$22,146	$(51,858)	$173,210

b.  Product Information
The Company offers products primarily in four general categories: (1) new trailers, (2) used trailers, (3) components, parts and services, and (4) equipment and other (which includes truck bodies). The following table sets forth the major product categories and their percentage of consolidated net sales (dollars in thousands):

Three Months Ended June 30, 2024	Transportation Solutions	Parts & Services	Eliminations	Consolidated
New trailers	$383,145	$—	$(681)	$382,464	69.5%
Used trailers	—	1,144	—	1,144	0.2%
Components, parts and services	—	34,453	—	34,453	6.3%
Equipment and other	115,560	19,304	(2,315)	132,549	24.1%
Total net sales	$498,705	$54,901	$(2,996)	$550,610	100.0%

Three Months Ended June 30, 2023	Transportation Solutions	Parts & Services	Eliminations	Consolidated
New trailers	$523,537	$—	$(2,002)	$521,535	76.0%
Used trailers	—	517	—	517	0.1%
Components, parts and services	—	39,794	—	39,794	5.8%
Equipment and other	107,145	21,755	(4,126)	124,774	18.2%
Total net sales	$630,682	$62,066	$(6,128)	$686,620	100.0%

Six Months Ended June 30, 2024	Transportation Solutions	Parts & Services	Eliminations	Consolidated
New trailers	$749,303	$—	$(1,501)	$747,802	70.2%
Used trailers	—	2,488	—	2,488	0.2%
Components, parts and services	—	70,083	—	70,083	6.6%
Equipment and other	219,830	31,564	(5,881)	245,513	23.0%
Total net sales	$969,133	$104,135	$(7,382)	$1,065,886	100.0%

Six Months Ended June 30, 2023	Transportation Solutions	Parts & Services	Eliminations	Consolidated
New trailers	$1,008,785	$—	$(2,364)	$1,006,421	77.0%
Used trailers	—	1,056	—	1,056	0.1%
Components, parts and services	—	75,476	—	75,476	5.8%
Equipment and other	199,968	32,674	(8,023)	224,619	17.2%
Total net sales	$1,208,753	$109,206	$(10,387)	$1,307,572	100.0%

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

Results of Operations
The following table sets forth certain operating data as a percentage of net sales for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	83.7%	78.0%	84.4%	79.6%
Gross profit	16.3%	22.0%	15.6%	20.4%

General and administrative expenses	6.2%	5.4%	6.6%	5.6%
Selling expenses	1.4%	1.0%	1.4%	1.1%
Amortization of intangibles	0.5%	0.5%	0.6%	0.5%
Impairment and other, net	0.2%	—%	0.1%	—%
Income from operations	7.9%	15.0%	6.9%	13.2%

Interest expense	(0.9%)	(0.7%)	(0.9%)	(0.8%)
Other, net	0.3%	0.1%	0.3%	0.1%
Other expense, net	(0.6%)	(0.7%)	(0.6%)	(0.7%)
Loss from unconsolidated entity	(0.3%)	—%	(0.3%)	—%
Income before income tax expense	7.1%	14.4%	6.0%	12.5%

Income tax expense	1.8%	3.5%	1.5%	2.9%
Net income	5.3%	10.8%	4.5%	9.6%
For the three-month period ended June 30, 2024, we recorded net sales of $550.6 million compared to $686.6 million in the prior year period. Net sales for the three-month period ended June 30, 2024, decreased $136.0 million, or 19.8%, compared to the prior year period. New trailer shipments decreased 21.8% and new truck body shipments decreased 2.5%. The decrease in new trailer (primarily dry vans) shipments outpaced the increase in revenue per unit across all product lines except dry vans, driving the overall decrease in revenue. Net sales within the P&S reportable segment decreased $7.2 million compared to the prior year period, primarily due to a decrease in sales within our Process Systems and Components businesses, partially offset by an increase in sales in our Upfitting Solutions and Services and Aftermarket Parts businesses. Overall, gross profit margin decreased to 16.3% in the second quarter of 2024 compared to 22.0% in the prior year period primarily driven by lower sales volumes and consistent fixed costs. We continue to focus on positioning ourselves to profitably capitalize on current demand while being vigilant to respond to any key changes to the industry and overall economy.
For the three-month period ended June 30, 2024, selling, general and administrative expenses declined $2.6 million as compared to the same period in 2023. As a percentage of net sales, selling, general and administrative expenses were 7.6% in the second quarter of 2024 as compared to 6.5% in the prior year period. The overall decrease in selling, general and administrative expenses in the current year period compared to the same period in the prior year was largely driven by a decrease of $4.2 million in employee-related costs, including benefits and incentive programs partially offset by an increase of $1.6 million of advertising and promotional expenses.
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

Three Months Ended June 30, 2024 Compared with the Three Months Ended June 30, 2023
Net Sales
Net sales in the second quarter of 2024 decreased $136.0 million, or 19.8%, compared to the second quarter of 2023. By business segment, prior to the elimination of intercompany sales, sales and related units sold were as follows (dollars in thousands):

	Three Months Ended June 30,		Change
	2024	2023	Amount	%
	(prior to elimination of intersegment sales)
Sales by Segment
Transportation Solutions	$498,705	$630,682	$(131,977)	(20.9%)
Parts & Services	54,901	62,066	(7,165)	(11.5%)
Eliminations	(2,996)	(6,128)	3,132
Total	$550,610	$686,620	$(136,010)	(19.8%)

New Units Shipped	(units)
Trailers	9,245	11,825	(2,580)	(21.8%)
Truck bodies	3,925	4,025	(100)	(2.5%)
Total	13,170	15,850	(2,680)	(16.9%)

Used Units Shipped	(units)
Trailers	20	15	5	33.3%
TS segment sales, prior to the elimination of intersegment sales, were $498.7 million for the second quarter of 2024, a decrease of $132.0 million, or 20.9%, compared to the second quarter of 2023. New trailers shipped during the second quarter of 2024 totaled 9,245 trailers compared to 11,825 trailers in the prior year period, a decrease of 21.8%, which was primarily driven by lower new trailer shipments (primarily dry vans). New truck bodies shipped during the second quarter of 2024 totaled 3,925 truck bodies compared to 4,025 truck bodies in the prior year period, a decrease of 2.5%, offset by higher per unit revenue resulting in a slight increase in truck body revenue. Overall, the decrease in new trailer shipments outpaced the increase in revenue per unit across all product lines except dry vans, driving the overall decrease in revenue.
P&S segment sales, prior to the elimination of intersegment sales, were $54.9 million for the second quarter of 2024, a decrease of $7.2 million, or 11.5%, compared to the second quarter of 2023. The overall decrease in sales for this segment was due primarily to lower sales in our Process Systems and Components businesses of $6.9 million and $4.7 million, respectively. The overall decrease in sales was partially offset by higher sales within our Upfitting Solutions and Services business and our Aftermarket Parts business of $2.6 million and $1.5 million, respectively.
Cost of Sales
Cost of sales was $461.0 million in the second quarter of 2024, a decrease of $74.6 million, or 13.9%, compared to the prior year period. Cost of sales is comprised of material costs, a variable expense, and other manufacturing costs, comprised of both fixed and variable expenses, including direct and indirect labor, outbound freight, overhead expenses, and depreciation.
TS segment cost of sales was $424.0 million in the second quarter of 2024, a decrease of $72.7 million, or 14.6%, compared to the prior year period. The decrease in cost of sales, which was primarily driven by lower shipment volumes, was due to a decrease in material costs of $66.1 million, or 19.1%, along with a decrease in certain other manufacturing costs.
P&S segment cost of sales was $39.9 million in the second quarter of 2024, a decrease of $5.1 million, or 11.2%, compared to the prior period. The decrease in cost of sales, which was primarily driven by lower shipment volumes, was due to a decrease in material costs of $6.1 million, or 18.6%, partially offset by higher labor and employee-related costs of approximately $1.7 million from the prior year period.

Gross Profit
Gross profit was $89.6 million in the second quarter of 2024, a decrease of $61.4 million from the prior year period. Gross profit as a percentage of net sales was 16.3% for the second quarter of 2024, compared to 22.0% for the same period in 2023. Gross profit by segment was as follows (dollars in thousands):

	Three Months Ended June 30,		Change
	2024	2023	Amount	%
Gross Profit by Segment
Transportation Solutions	$74,675	$133,945	$(59,270)	(44.2%)
Parts & Services	14,969	17,082	(2,113)	(12.4%)
Corporate & Eliminations	—	—	—
Total	$89,644	$151,027	$(61,383)	(40.6%)
TS segment gross profit was $74.7 million for the second quarter of 2024 compared to $133.9 million for the second quarter of 2023. Gross profit, prior to the elimination of intersegment sales, as a percentage of net sales, was 15.0% in the second quarter of 2024 compared to 21.2% in the comparative 2023 period. The overall decrease in gross profit from the prior year period was primarily driven by a decrease in new trailer shipments with our dry van products accounting for approximately $41.4 million of the decrease in gross profit. This was partially offset by net price favorability driven primarily by higher pricing across all product lines except dry vans.
P&S segment gross profit was $15.0 million for the second quarter of 2024 compared to $17.1 million for the second quarter of 2023. Gross profit, prior to the elimination of intersegment sales, as a percentage of net sales, was 27.3% in the second quarter of 2024 compared to 27.5% in the 2023 period. The overall decrease in gross profit was primarily related to the decrease in sales in our Process systems and Components businesses.
General and Administrative Expenses
General and administrative expenses for the second quarter of 2024 decreased $3.3 million, or 9.0%, from the prior year period. The decrease from the prior year period was due in part to a decrease in employee-related costs of approximately $3.5 million, primarily due to decreased costs of employee benefits and incentive programs. As a percentage of net sales, general and administrative expenses were 6.2% for the second quarter of 2024 compared to 5.4% for the second quarter of 2023. The overall increase in general and administrative expenses as a percentage of net sales was primarily attributable to lower net sales in the second quarter.
Selling Expenses
Selling expenses were $7.9 million in the second quarter of 2024, an increase of $0.7 million, or 10.3%, compared to the prior year period. The increase was primarily attributable to higher advertising and promotional expenses of approximately $1.6 million offset partially offset by a decrease in employee costs related to benefits and incentive programs of approximately $0.7 million. As a percentage of net sales, selling expenses were 1.4% for the second quarter of 2024 compared to 1.0% for the second quarter of 2023. The increase in selling expenses as a percentage of net sales was due in part to lower overall sales and an increase in advertising and promotional expenses.
Amortization of Intangibles
Amortization of intangibles was $3.0 million during the second quarter of 2024 compared to $3.2 million in the prior year period. Amortization of intangibles was the result of expenses recognized for intangible assets recorded from previous acquisitions. The decrease from the prior year period is related to certain of the intangible assets recorded upon the acquisition of Supreme in September 2017 that became fully amortized at December 31, 2023.
Impairment and Other, Net
Impairment and other, net was a net loss of $1.0 million for the three month period ended June 30, 2024 compared to a nominal loss in the prior year period. Activity during the current year period primarily related to the impairment of a construction-in-progress project that was no longer expected to be completed.
Other Income (Expense)
Interest expense totaled $4.9 million during both the second quarter of 2024 and 2023. Interest expense relates to interest and non-cash accretion charges on our Senior Notes due 2028 and Revolving Credit Agreement.
Other, net for the second quarter of 2024 represented income of $1.6 million as compared to income of $0.5 million for the prior year period. Income for the current and prior year periods primarily relate to interest income.

Income Taxes
We recognized income tax expense of $9.8 million in the second quarter of 2024 compared to $24.3 million for the same period in the prior year. The effective tax rate for this period was 25.1% compared to a rate of 24.6% for the same period in the prior year. For the first six months of 2024, the effective tax rate differs from the U.S. Federal statutory rate of 21% primarily due to the impact of state taxes while the effective rate of first six months of 2023 differs primarily due to state taxes net of discrete items incurred related to stock-based compensation.
Six Months Ended June 30, 2024 Compared with the Six Months Ended June 30, 2023
Net Sales
Net sales in the first six months of 2024 decreased $241.7 million, or 18.5%, compared to the first six months of 2023. By business segment, prior to the elimination of intercompany sales, sales and related units sold were as follows (dollars in thousands):

	Six Months Ended June 30,		Change
	2024	2023	Amount	%
	(prior to elimination of intersegment sales)
Sales by Segment
Transportation Solutions	$969,133	$1,208,753	$(239,620)	(19.8%)
Parts & Services	104,135	109,206	(5,071)	(4.6%)
Eliminations	(7,382)	(10,387)	3,005
Total	$1,065,886	$1,307,572	$(241,686)	(18.5%)

New Units Shipped	(units)
Trailers	17,745	23,610	(5,865)	(24.8%)
Truck bodies	7,615	7,835	(220)	(2.8%)
Total	25,360	31,445	(6,085)	(19.4%)

Used Units Shipped	(units)
Trailers	35	30	5	16.7%
TS segment sales, prior to the elimination of intersegment sales, were $969.1 million for the first six months of 2024, a decrease of $239.6 million, or 19.8%, compared to the first six months of 2023. New trailers shipped during the first six months of 2024 totaled 17,745 trailers compared to 23,610 trailers in the prior year period, a decrease of 24.8%, which was primarily driven by lower new trailer shipments (primarily dry vans). The decrease in new trailer shipments outpaced the increase in revenue per new trailer unit across all trailer product lines except dry vans, driving the overall decrease in revenue. New truck bodies shipped during the first six months of 2024 totaled 7,615 truck bodies compared to 7,835 truck bodies in the prior year period, a decrease of 2.8%, despite a slight increase in truck body revenue due to higher revenue per unit.
P&S segment sales, prior to the elimination of intersegment sales, were $104.1 million for the first six months of 2024, a decrease of $5.1 million, or 4.6%, compared to the first six months of 2023. The overall decrease in sales for this segment was due primarily to lower sales in our Process Systems and Components businesses which decreased by $10.1 million and $2.5 million, respectively. The overall decrease in sales was partially offset by an increase in sales within our Upfitting Solutions and Services and Aftermarket Parts businesses of $4.3 million and $1.9 million, respectively.
Cost of Sales
Cost of sales was $899.8 million in the first six months of 2024, a decrease of $140.7 million, or 13.5%, compared to the prior year period. Cost of sales is comprised of material costs, a variable expense, and other manufacturing costs, comprised of both fixed and variable expenses, including direct and indirect labor, outbound freight, overhead expenses, and depreciation.
TS segment cost of sales was $831.3 million in the first six months of 2024, a decrease of $139.9 million, or 14.4%, compared to the prior year period. The decrease in cost of sales, which was primarily driven by lower shipment volumes and was due to a decrease in materials costs of $131.7 million, or 19.5%, along with a decrease in certain other manufacturing costs.

P&S segment cost of sales was $75.8 million in the first six months of 2024, an decrease of $3.9 million, or 4.9%, compared to the prior period. The decrease in cost of sales was primarily driven by lower material costs of $6.3 million due in part to lower sales. This decrease was partially offset by an increase in labor and employee-related costs of approximately $2.8 million compared to the prior year period.
Gross Profit
Gross profit was $166.1 million in the first six months of 2024, a decrease of $101.0 million from the prior year period. Gross profit as a percentage of net sales was 15.6% for the six months of 2024, compared to 20.4% for the same period in 2023. Gross profit by segment was as follows (dollars in thousands):

	Six Months Ended June 30,		Change
	2024	2023	Amount	%
Gross Profit by Segment
Transportation Solutions	$137,800	$237,549	$(99,749)	(42.0%)
Parts & Services	28,304	29,505	(1,201)	(4.1%)
Corporate & Eliminations	—	—	—
Total	$166,104	$267,054	$(100,950)	(37.8%)
TS segment gross profit was $137.8 million for the first six months of 2024 compared to $237.5 million for the first six months of 2023. Gross profit, prior to the elimination of intersegment sales, as a percentage of net sales, was 14.2% in the first six months of 2024 compared to 19.7% in the comparative 2023 period. The overall decrease in gross profit from the prior year period was primarily driven by a decrease in new trailer shipments (primarily our dry van products), partially offset by net price favorability driven primarily by higher pricing across all product lines except dry vans.
P&S segment gross profit was $28.3 million for the first six months of 2024 compared to $29.5 million for the first six months of 2023. Gross profit, prior to the elimination of intersegment sales, as a percentage of net sales, was 27.2% in the first six months of 2024 compared to 27.0% in the 2023 period. The overall decrease in gross profit was primarily related to the decrease in sales in our Process systems and Components businesses. The increase in gross profit as percentage of net sales in the first six months of 2024 compared to 2023 was primarily due to material margin improvements.
General and Administrative Expenses
General and administrative expenses for the first six months of 2024 decreased $2.7 million, or 3.7%, from the prior year period. The decrease from the prior year period was due in part to a decrease in employee-related costs of approximately $4.9 million, primarily due to decreased costs of employee benefits and incentive programs. This decrease was partially offset by an increase in professional fees and outside services costs of approximately $0.8 million and an increase in maintenance and repair costs of $0.7 million compared to the prior year. As a percentage of net sales, general and administrative expenses were 6.6% for the first six months of 2024 compared to 5.6% for the first six months of 2023. The overall increase in general and administrative expenses as a percentage of net sales was primarily attributable to fixed costs on lower net sales in 2024.
Selling Expenses
Selling expenses were $15.0 million in the first six months of 2024, an increase of $0.9 million, or 6.4%, compared to the prior year period. The increase was primarily attributable to an increase of advertising and promotional expenses of approximately $1.9 million. This was partially offset by a decrease in employee-related costs of approximately $0.5 million. As a percentage of net sales, selling expenses were 1.4% for the first six months of 2024 compared to 1.1% for the first six months of 2023. The increase in selling expenses as a percentage of net sales was due in part to the increase in advertising and promotional expenses.
Amortization of Intangibles
Amortization of intangibles was $6.1 million for the first six months of 2024 compared to $6.4 million during the first six months of 2023. Amortization of intangibles was the result of expenses recognized for intangible assets recorded from previous acquisitions. The decrease from the prior year period is related to certain of the intangible assets recorded upon the acquisition of Supreme in September 2017 that became fully amortized at December 31, 2023.
Impairment and Other, Net
Impairment and other, net was a net loss of $1.0 million for the six month period ended June 30, 2024 compared to a nominal loss in the prior year period. Activity during the current year period primarily related to the impairment of a construction-in-progress project that was no longer expected to be completed.

Interest expense totaled $9.9 million during the first six months of 2024 compared to $10.0 million in the prior year period. Interest expense relates to interest and non-cash accretion charges on our Senior Notes due 2028 and Revolving Credit Agreement.
Other, net for the first six months of 2024 represented income of $3.2 million as compared to income of $0.9 million for the prior year period. Income for the current and prior year periods primarily relate to interest income.
Income Taxes
We recognized income tax expense of $16.2 million in the first six months of 2024 compared to income tax expense of $38.2 million for the same period in the prior year. The effective tax rate for this period was 25.4% compared to a rate of 23.3% for the same period in the prior year. For the first six months of 2024, the effective tax rate differs from the U.S. Federal statutory rate of 21% primarily due to the impact of state taxes while the effective rate of first six months of 2023 differs primarily due to state taxes net of discrete items incurred related to stock-based compensation.
Liquidity and Capital Resources
Capital Structure
Our capital structure is comprised of a mix of debt and equity. As of June 30, 2024, our debt-to-equity ratio was approximately 0.7:1.0. Our long-term objective is to generate operating cash flows sufficient to support the growth within our businesses and increase shareholder value. This objective will be achieved through a balanced capital allocation strategy of sustaining strong liquidity, maintaining healthy leverage ratios, investing in the business, both organically and strategically, and returning capital to our shareholders. The Board of Directors has designated a Finance Committee for the primary purpose of assisting the Board in its oversight of the Company’s capital structure, financing, investment, and other financial matters of importance to the Company.
During the first six months of 2024, in keeping with this balanced approach, we paid dividends of approximately $7.8 million and repurchased shares under our Board approved share repurchase program totaling $21.7 million (inclusive of excise tax). Our Revolving Credit Agreement has total revolving commitments of $350.0 million and a maturity date of September 2027, which is the nearest maturity date of our long-term debt. As of June 30, 2024, there were no amounts outstanding under the Revolving Credit Agreement. Collectively, these actions demonstrate our confidence in the financial outlook of the Company and our ability to generate cash flow, both near and long term, and reinforce our overall commitment to deliver shareholder value while maintaining the flexibility to continue to execute our strategic plan for profitable growth and diversification.
Our liquidity position, defined as cash on hand and available borrowing capacity under the Revolving Credit Agreement, amounted to $380.9 million as of June 30, 2024, a decrease of 14% compared to $441.1 million as of June 30, 2023 and a decrease of 26% from $516.1 million as of December 31, 2023. The decrease as of June 30, 2024 compared to June 30, 2023 was primarily attributable to a lower available capacity on the Revolving Credit Agreement and a lower cash balance as of June 30, 2024. The decrease as of June 30, 2024 compared to December 31, 2023 was primarily attributable to a reduced borrowing capacity on the Revolving Credit Agreement due to lower 2023 year-end accounts receivable and inventory balances. In addition, there was a lower cash balance as of June 30, 2024 as compared to December 31, 2023. For the remainder of 2024, we expect to continue our commitment to fund our working capital requirements, capital expenditures, and our Trailers as a Service (TAAS)SM initiative from operations or available borrowing capacity under the Revolving Credit Agreement (as needed). We will continue to maintain our assets to react to any economic and/or industry changes, while also responsibly returning capital to our shareholders. We will continue to move rapidly to adjust to the current environment, including to the softening of demand for certain of our products, to preserve the strength of our balance sheet, while prioritizing the safety of our employees and ensuring the liquidity and financial well-being of the Company.
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
The Indenture contains customary events of default, including payment defaults, breaches of covenants, failure to pay certain judgments and certain events of bankruptcy, insolvency and reorganization. If an event of default occurs and is continuing, the principal amount of the Senior Notes, plus accrued and unpaid interest, if any, may be declared immediately due and payable. These amounts automatically become due and payable if an event of default relating to certain events of bankruptcy, insolvency or reorganization occurs. As of June 30, 2024, we were in compliance with all covenants.
Contractual coupon interest expense and accretion of fees for the Senior Notes for each three- and six-month period ended June 30, 2024 was $4.5 million and $0.2 million, and $9.0 million and $0.3 million, respectively. Contractual coupon interest expense and accretion of fees for the Senior Notes for each three- and six-month period ended June 30, 2023 was $4.5 million and $0.2 million, and $9.0 million and $0.3 million, respectively. Contractual coupon interest expense and accretion of fees for the Senior Notes are included in Interest expense in our Condensed Consolidated Statements of Operations.
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
The Revolving Credit Agreement contains customary covenants limiting our ability and certain of our subsidiaries to, among other things, pay cash dividends, incur debt or liens, redeem or repurchase stock, enter into transactions with affiliates, merge, dissolve, repay subordinated indebtedness, make investments and dispose of assets. In addition, we will be required to maintain a minimum fixed charge coverage ratio of not less than 1.0 to 1.0 as of the end of any period of 12 fiscal months when excess availability under the Revolving Credit Agreement is less than the greater of (a) 10.0% of the lesser of (i) the total revolving commitments and (ii) the borrowing base (such lesser amount, the “Line Cap”) and (b) $25 million. As of June 30, 2024, we were in compliance with all covenants.
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
Our liquidity position, defined as cash on hand and available borrowing capacity on the Revolving Credit Agreement, amounted to $380.9 million as of June 30, 2024 and $516.1 million as of December 31, 2023.
During the three-month period ended June 30, 2024, we had payments of principal totaling $0.2 million and borrowings of principal totaling $0.2 million. During the six-month period ended June 30, 2024, we had payments of principal totaling $0.4 million and borrowings of principal totaling $0.4 million. As of June 30, 2024, there were no amounts outstanding under the Revolving Credit Agreement.
During the three-month period ended June 30, 2023, we had payments of principal totaling $60.4 million and borrowings of principal totaling $60.4 million. During the six-month period ended June 30, 2023, we had payments of principal totaling $103.7 million and borrowings of principal totaling $103.7 million. As of June 30, 2023, there were no amounts outstanding under the Revolving Credit Agreement.
Interest expense under the Revolving Credit Agreement for the three- and six-month periods ended June 30, 2024 was approximately $0.2 million and $0.4 million, respectively. During the three- and six-month periods ended June 30, 2023, interest expense under the Revolving Credit Agreement was approximately $0.3 million and $0.5 million, respectively. Interest expense under the Revolving Credit Agreement is included in Interest expense in our Condensed Consolidated Statements of Operations.
Cash Flows
Cash used in operating activities for the first six months of 2024 totaled $6.4 million, compared to providing $146.3 million during the same period in 2023. Cash used in operations during the current year period was the result of net income adjusted for various non-cash activities including depreciation, amortization, deferred taxes, stock-based compensation, equity in loss of unconsolidated entity, and a $89.8 million increase in working capital. Changes in key working capital accounts for 2024 and 2023 are summarized below (in thousands):

	Six Months Ended June 30,
	2024	2023	Change
Source (Use) of cash:
Accounts receivable	$(60,258)	$23,829	$(84,087)
Inventories	(5,291)	(98,600)	93,309
Accounts payable and accrued liabilities	(25,292)	69,793	(95,085)
Net use of cash	$(90,841)	$(4,978)	$(85,863)

Accounts receivable increased $60.3 million in the first six months of 2024 as compared to a $23.8 million decrease in the prior year period. Days sales outstanding, a measure of working capital efficiency that measures the amount of time a receivable is outstanding, was 40 days and 31 days for the three months ended June 30, 2024 and 2023, respectively. The increase in accounts receivable during the first six months of 2024 compared to 2023 was primarily due to the timing of shipments and receipt of customer payments. Inventory increased by $5.3 million during the first six months of 2024 as compared to an increase of $98.6 million in the 2023 period. Our inventory turns, a commonly used measure of working capital efficiency that measures how quickly inventory turns per year, was approximately 6 times in each of the 2024 and 2023 periods. The increase in inventory for the 2024 period was primarily attributable to higher finished goods inventory partially offset by a reduction in raw materials. Accounts payable and accrued liabilities decreased by $25.3 million during the first six months of 2024 compared to an increase of $69.8 million for the same period in 2023. Days payable outstanding, a measure of working capital efficiency that measures the amount of time a payable is outstanding, was 34 days for the three months ended June 30, 2024 compared to 39 days for the three months ended June 30, 2023.
Investing activities used $43.4 million during the first six months of 2024, as compared to using $59.1 million during the same period in 2023. Investing activities for the first six months of 2024 related to capital expenditures for property, plant, and equipment of $36.3 million and an additional $7.1 million of investments into unconsolidated entities. Investing activities for the first six months of 2023 related to capital expenditures for property, plant, and equipment of $55.8 million and $3.2 million of expenditures for revenue generating assets. For the first six months of both 2024 and 2023, investing activities included no proceeds from the sale of assets.
Financing activities used $52.2 million during the first six months of 2024 as compared to using $46.7 million during the same period in 2023. Net cash used by financing activities during the current year period primarily relates to common stock repurchases and withholdings of $43.8 million and cash dividend payments of $7.8 million. Borrowings under our Revolving Credit Agreement totaled $0.4 million, which were fully offset by principal, interest, and unused fee payments made under our Revolving Credit Agreement totaling $0.4 million. Net cash used by financing activities during the first six months of 2023 primarily related to common stock repurchases and withholdings of $37.9 million and cash dividend payments to our shareholders of $8.4 million. In addition, borrowings under our Credit Agreement totaled $103.7 million, fully offset by principal, interest, and unused fee payments made under our Credit Agreement of $103.7 million.
As of June 30, 2024, our liquidity position, defined as cash on hand and available borrowing capacity under our Revolving Credit Agreement, amounted to $380.9 million, representing a decrease of $60.2 million (or 14%) compared to June 30, 2023 and a decrease of $135.2 million (or 26%) compared to December 31, 2023. The decrease as of June 30, 2024 compared to June 30, 2023 was primarily attributable to a lower available capacity on the Revolving Credit Agreement and a lower cash balance as of June 30, 2024. The decrease as of June 30, 2024 compared to December 31, 2023 was primarily attributable to a reduced borrowing capacity on the Revolving Credit Agreement due to lower 2023 year-end accounts receivable and inventory balances. In addition, there was a lower cash balance as of June 30, 2024. Total debt obligations amounted to $400.0 million as of June 30, 2024.
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
Capital Expenditures
Capital spending related to property, plant, and equipment amounted to approximately $36.3 million for the first six months of 2024. In addition, there were no expenditures for revenue generating assets for the first six months of 2024.
We believe our capital expenditures for 2024 related to property, plant, and equipment will be in the range of $75 to $85 million, while capital expenditures supporting our Trailers as a Service (TAAS)SM growth initiative with revenue generating assets are expected to be in the range of $10 to $20 million. Capital spending for 2024 is expected to be utilized to support our growth strategies (including TAAS) as well as our maintenance and productivity improvement initiatives within our facilities.
Goodwill
We considered whether there were any indicators of impairment during the three and six months ended June 30, 2024 and concluded there were none.

Contractual Obligations and Commercial Commitments
A summary of payments of our contractual obligations and commercial commitments, both on and off balance sheet, as of June 30, 2024 are as follows (in thousands):

	2024	2025	2026	2027	2028	Thereafter	Total
Debt:
Revolving Credit Agreement (due 2027)	$—	$—	$—	$—	$—	$—	$—
Senior Notes (due 2028)	—	—	—	—	400,000	—	400,000
Interest payments on Revolving Credit Agreement and Senior Notes due 2028[1]	9,000	18,000	18,000	18,000	18,000	—	81,000
Total debt	9,000	18,000	18,000	18,000	418,000	—	481,000
Other:
Operating Leases	6,154	11,637	10,451	5,643	2,409	1,222	37,516
Total other	6,154	11,637	10,451	5,643	2,409	1,222	37,516
Other commercial commitments:
Letters of Credit	6,002	—	—	—	—	—	6,002
Raw Material Purchase Commitments	36,700	—	—	—	—	—	36,700
Chassis Agreements and Programs	29,650	—	—	—	—	—	29,650
Total other commercial commitments	72,352	—	—	—	—	—	72,352
Total obligations	$87,506	$29,637	$28,451	$23,643	$420,409	$1,222	$590,868
1 Future interest payments on variable rate long-term debt (if any) are estimated based on the rate in effect as of June 30, 2024, and only include interest payments (not unused line fees). However, as of June 30, 2024, there was no variable rate debt (Revolving Credit Agreement) outstanding.
Borrowings under the Revolving Credit Agreement bear interest at a variable rate based on the Secured Overnight Financing Rate (“SOFR”) or a base rate determined by the lender’s prime rate plus an applicable margin, as defined in the agreement. Any outstanding borrowings under the Revolving Credit Agreement bear interest at a rate, at our election, equal to (i) adjusted term SOFR plus a margin ranging from 1.25% to 1.75% or (ii) a base rate plus a margin ranging from 0.25% to 0.75%, in each case depending upon the monthly average excess availability under the Revolving Credit Agreement. We are required to pay a monthly unused line fee equal to 0.20% times the average daily unused availability along with other customary fees and expenses of our agent and lenders. During the three-month period ended June 30, 2024, we had borrowings of principal and payments of principal totaling $0.4 million under the Revolving Credit Agreement. As of June 30, 2024, there were no amounts outstanding under the Revolving Credit Agreement.
The Senior Notes due 2028 bear interest at the rate of 4.5% per annum from the date of issuance, payable semi-annually on April 15 and October 15.
Operating leases represent the total future minimum lease payments that have commenced. As of June 30, 2024, obligations related to operating leases that we have executed but have not yet commenced were nominal.
We have standby letters of credit totaling $6.0 million issued in connection with workers compensation claims and surety bonds.
We have $36.7 million in purchase commitments through December 2024 for various raw material commodities, including aluminum, steel, polyethylene and nickel as well as other raw material components which are within normal production requirements.

We obtain vehicle chassis for our specialized vehicle products directly from the chassis manufacturers under converter pool agreements. Chassis are obtained from the manufacturers based on orders from customers, and to a lesser extent, for unallocated orders. Although each manufacturer’s agreement has different terms and conditions, the agreements generally state that the manufacturer will provide a supply of chassis to be maintained from time to time at our various facilities with the condition that we will store such chassis and will not move, sell, or otherwise dispose of such chassis except under the terms of the agreement. The manufacturer transfers the chassis to us on a “restricted basis,” retaining the sole authority to authorize commencement of work on the chassis and to make certain other decisions with respect to the chassis including the terms and pricing of sales of the chassis to the manufacturer’s dealers. The manufacturer also does not transfer the certificate of origin to us nor permit us to sell or transfer the chassis to anyone other than the manufacturer (for ultimate resale to a dealer). Although we are party to related finance agreements with manufacturers, we have not historically settled, nor expect to in the future settle, any related obligations in cash. Instead, the obligation is settled by the manufacturer upon reassignment of the chassis to an accepted dealer, and the dealer is invoiced for the chassis by the manufacturer. Accordingly, as of June 30, 2024 our outstanding chassis converter pool with the manufacturer totaled $28.0 million and we have included this financing agreement on our Condensed Consolidated Balance Sheets within Prepaid expenses and other and Other accrued liabilities. All other chassis programs are handled as consigned inventory belonging to the manufacturer and totaled approximately $1.6 million. Under these agreements, if the chassis is not delivered to a customer within a specified time frame, we are required to pay a finance or storage charge on the chassis. Additionally, we receive finance support funds from manufacturers when the chassis are assigned into our chassis pool. Typically, chassis are converted and delivered to customers within 90 days of our receipt of the chassis.
Backlog
Orders that have been confirmed by customers in writing and have defined delivery timeframes are included in our backlog. Orders that comprise our backlog may be subject to changes in quantities, delivery, specifications, terms, or cancellation. The following table presents backlog information as of June 30, 2024, December 31, 2023, and June 30, 2023 (in millions):

	June 30, 2024	December 31, 2023	Change	June 30, 2024	June 30, 2023	Change
12-month backlog	$959	$1,589	(40)%	$959	$2,092	(54)%
Total backlog	$1,301	$1,895	(31)%	$1,301	$2,423	(46)%
The decrease in rolling 12-month backlog and total backlog from December 31, 2023 is primarily attributable to the fulfillment of orders during the first six months of 2024 outpacing new orders. The decrease in rolling 12-month backlog and total backlog from June 30, 2023 is primarily related to the softened new trailer and truck body demand stemming from uncertainty in the 2024 markets.
We continue to believe that our long-term relationship agreements with certain strategic customers will provide a good base of backlog for years to come. Refer to the “Outlook” section below for additional details related to industry and market conditions.
Outlook
The trailer industry generally follows the transportation industry’s cycles. According to ACT Research Company (“ACT”), total United States trailer production in 2023 was approximately 318,000 trailers, a 3.2% increase from 2022. While there remains uncertainty in the industry, including but not limited to overall economic conditions and softening of demand for certain of our products, current estimates from ACT and FTR Associations (“FTR”) for 2024 United States trailer production are 242,000 and 237,000, respectively, representing a 23.8% and 24.6% decline, respectively compared to 2023.
ACT is forecasting annual new trailer production levels for 2025, 2026, 2027, 2028, and 2029 of approximately 244,000, 280,000, 300,000, 298,000, and 294,000, respectively. In addition, FTR is forecasting annual new trailer production levels of 270,000 and 295,000 for 2025 and 2026, respectively. These estimates are generally consistent with historical trailer industry production levels. However, overall economic uncertainty and softening demand in the industry for certain of our products could continue to impact these estimates. This uncertainty and softening are evident in the ACT and FTR forecasts, particularly for 2024 production. However, we believe that our strategic plan and actions taken over the last several years have positioned us to remain well-suited to adapt to changes in the industry and demand environment due to our strong balance sheet, liquidity profile, and diversification.

Other potential risks we face for the remainder of 2024 primarily relate to our ability to effectively manage our manufacturing operations, including economic uncertainty, and our overall business. In addition, the cost of raw materials, commodities, and components are also potential risks. Significant increases in the cost of certain commodities, raw materials or components have had, and may continue to have, an adverse effect on our results of operations. As has been our practice, we will endeavor to pass raw material and component price increases to our customers in addition to continuing our cost management and hedging activities in an effort to minimize the risk that changes in material costs could have on our operating results. In addition, we rely on a limited number of suppliers for certain key components and raw materials in the manufacturing of our products, including tires, landing gear, axles, suspensions, aluminum extrusions, chassis and specialty steel coil. While we have taken actions to mitigate certain of these risks, which include our previously announced supply agreements at the current and expected demand levels, there may be additional or increased shortages of supplies of raw materials or components which would have an adverse impact on our ability to meet demand for our products. Despite these risks, we believe we are well positioned to capitalize on overall demand when it returns to normalized levels.
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
Commodity Prices
We are exposed to fluctuation in commodity prices through the purchase of various raw materials that are processed from commodities such as aluminum, steel, lumber, nickel, copper, and polyethylene. Given the historical volatility of certain commodity prices, this exposure can significantly impact product costs. We manage some of our commodity price changes by entering into fixed price contracts with our suppliers and through financial derivatives. To the extent that we are unable to offset the increased commodity costs in our product prices, our results would be materially and adversely affected. As of June 30, 2024, we had $36.7 million in raw material purchase commitments through December 2024 for materials that will be used in the production process, as compared to $35.7 million as of December 31, 2023. We typically do not set prices for our products more than 45-90 days in advance of our commodity purchases and can, subject to competitive market conditions, take into account the cost of the commodity in setting our prices for each order. As of June 30, 2024, a hypothetical ten percent change in commodity prices based on our raw material purchase commitments through December 2024 would result in a corresponding change in cost of goods sold of approximately $3.7 million. This sensitivity analysis does not account for the change in the competitive environment indirectly related to the change in commodity prices and the potential managerial action taken in response to these changes.
Interest Rates
As of June 30, 2024, we had no floating rate debt outstanding under our Revolving Credit Agreement. The only other outstanding debt on our Condensed Consolidated Balance Sheets as of June 30, 2024 were the Senior Notes, which carry a fixed interest rate of 4.50%. Based on the current borrowings under our Revolving Credit Agreement, a hypothetical 100 basis-point change in the floating interest rate would result in no corresponding change in interest expense over a one-year period. This sensitivity analysis does not account for the change in the competitive environment indirectly related to the change in interest rates and the potential managerial action taken in response to these changes.

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
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective as of June 30, 2024.
Changes in Internal Controls over Financial Reporting
There were no changes in the Company’s internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the second quarter of fiscal year 2024 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.
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

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Amount That May Yet Be Purchased Under the Plans or Programs ($ in millions)
April 1 - 30, 2024	231,671	$26.24	231,671	$166.8
May 1 - 31, 2024	327,526	$22.73	327,526	$159.3
June 1 - 30, 2024	376,659	$21.07	376,659	$151.2
Total	935,856	$22.93	935,856	$151.2
On February 15, 2024, the Company announced that the Board of Directors approved the repurchase of an additional $150 million in shares of common stock over a three-year period. This authorization was an increase to the previous $150 million repurchase program approved in August 2021 and the previous $100 million repurchase programs approved in November 2018, February 2017, and February 2016. The repurchase program is set to expire in February 2027. For the quarter ended June 30, 2024, we repurchased 935,856 shares pursuant to our repurchase program. Additionally, during this period there were no shares repurchased to cover minimum employee tax withholding obligations upon the vesting of restricted stock awards.
Item 5. Other Information
(c)
During the second quarter of 2024, none of our directors or executive officers adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits

(a)	Exhibits
	31.1	Certification of Principal Executive Officer
	31.2	Certification of Principal Financial Officer
	32.1	Written Statement of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)
101
The following materials from Wabash National Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 are filed herewith, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at June 30, 2024 and December 31, 2023, (ii) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2024 and 2023, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2024 and 2023, (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2024 and 2023, (v) the Condensed Consolidated Statements of Stockholders’ Equity for the three and six months ended June 30, 2024 and 2023, (vi) Notes to Condensed Consolidated Financial Statements and (iv) the information included in Part II, Item 5(c). The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

	104	Cover Page Interactive Data File (formatting as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WABASH NATIONAL CORPORATION

Date: July 24, 2024	By:	/s/ Michael N. Pettit
Michael N. Pettit
Senior Vice President and Chief Financial Officer (Principal Financial Officer)