Form 10-Q
period 2024-09-30
WABASH NATIONAL Corp
filed 2024-10-24
CIK 879526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of common stock outstanding at October 17, 2024 was 43,336,992.

WABASH NATIONAL CORPORATION
FORM 10-Q

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements
WABASH NATIONAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	September 30, 2024	December 31, 2023
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$81,842	$179,271
Accounts receivable, net	238,657	182,990
Inventories, net	260,599	267,635
Prepaid expenses and other	58,388	51,457
Total current assets	639,486	681,353
Property, plant, and equipment, net	342,578	325,444
Goodwill	188,436	188,409
Deferred income tax asset	98,003	—
Intangible assets, net	77,357	86,418
Investment in unconsolidated entity	—	1,647
Other assets	109,476	79,543
Total assets	$1,455,336	$1,362,814
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$—	$—
Accounts payable	187,626	156,608
Other accrued liabilities	151,657	195,601
Total current liabilities	339,283	352,209
Long-term debt	396,970	396,465
Deferred income taxes	—	17,013
Other non-current liabilities	517,904	47,028
Total liabilities	1,254,157	812,715
Commitments and contingencies
Noncontrolling interest	659	603
Wabash National Corporation stockholders’ equity:
Common stock 200,000,000 shares authorized, $0.01 par value, 43,336,755 and 45,393,260 shares outstanding, respectively	781	774
Additional paid-in capital	687,801	677,886
Retained earnings	109,995	403,923
Accumulated other comprehensive losses	(3,125)	(428)
Treasury stock at cost, 34,796,209 and 32,128,755 common shares, respectively	(594,932)	(532,659)
Total Wabash National Corporation stockholders' equity	200,520	549,496
Total liabilities, noncontrolling interest, and equity	$1,455,336	$1,362,814

The accompanying notes are an integral part of these Condensed Consolidated Statements.

WABASH NATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited – dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net sales	$464,040	$632,828	$1,529,926	$1,940,400
Cost of sales	408,031	509,918	1,307,813	1,550,436
Gross profit	56,009	122,910	222,113	389,964
General and administrative expenses	479,051	35,836	549,693	109,194
Selling expenses	7,125	6,086	22,103	20,164
Amortization of intangible assets	2,912	3,204	9,061	9,610
Impairment and other, net	(51)	147	946	149
(Loss) income from operations	(433,028)	77,637	(359,690)	250,847
Other income (expense):
Interest expense	(4,958)	(4,932)	(14,894)	(14,913)
Other, net	1,384	844	4,565	1,706
Other expense, net	(3,574)	(4,088)	(10,329)	(13,207)
Loss from unconsolidated entity	(1,677)	—	(4,578)	—
(Loss) income before income tax expense	(438,279)	73,549	(374,597)	237,640
Income tax (benefit) expense	(108,406)	18,068	(92,215)	56,289
Net (loss) income	(329,873)	55,481	(282,382)	181,351
Net income attributable to noncontrolling interest	293	152	659	481
Net (loss) income attributable to common stockholders	$(330,166)	$55,329	$(283,041)	$180,870

Net (loss) income attributable to common stockholders per share:
Basic	$(7.53)	$1.18	$(6.33)	$3.82
Diluted	$(7.53)	$1.16	$(6.33)	$3.74
Weighted average common shares outstanding (in thousands):
Basic	43,832	46,906	44,700	47,373
Diluted	43,832	47,755	44,700	48,348

Dividends declared per share	$0.08	$0.08	$0.24	$0.24

The accompanying notes are an integral part of these Condensed Consolidated Statements.

WABASH NATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited – dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net (loss) income	$(329,873)	$55,481	$(282,382)	$181,351
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(787)	(337)	(1,795)	729
Unrealized (loss) gain on derivative instruments	(237)	1,412	(902)	(1,776)
Total other comprehensive (loss) income	(1,024)	1,075	(2,697)	(1,047)
Comprehensive (loss) income	(330,897)	56,556	(285,079)	180,304
Comprehensive income attributable to noncontrolling interest	293	152	659	481
Comprehensive (loss) income attributable to common stockholders	$(331,190)	$56,404	$(285,738)	$179,823

The accompanying notes are an integral part of these Condensed Consolidated Statements.

WABASH NATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited – dollars in thousands)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities
Net (loss) income	$(282,382)	$181,351
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Depreciation	31,333	23,075
Amortization of intangibles	9,061	9,610
Net (gain) loss on sale of property, plant and equipment	(32)	149
Deferred income taxes	(115,065)	9,924
Stock-based compensation	9,915	8,812
Non-cash interest expense	719	710
Equity in loss of unconsolidated entity	4,578	—
Impairment	994	—
Accounts receivable	(55,667)	44,396
Inventories	7,036	(100,422)
Prepaid expenses and other	(2,652)	(11,820)
Accounts payable and accrued liabilities	(23,990)	39,277
Other, net	452,540	(464)
Net cash provided by operating activities	36,388	204,598
Cash flows from investing activities
Cash payments for capital expenditures	(50,843)	(85,071)
Expenditures for revenue generating assets	(1,435)	(3,961)
Proceeds from the sale of assets	2,844	—
Investment in unconsolidated entities	(10,200)	—
Net cash used in investing activities	(59,634)	(89,032)
Cash flows from financing activities
Proceeds from exercise of stock options	7	155
Dividends paid	(11,309)	(12,157)
Borrowings under revolving credit facilities	688	103,992
Payments under revolving credit facilities	(688)	(103,992)
Debt issuance costs paid	(5)	(110)
Stock repurchases	(62,273)	(55,899)
Distribution to noncontrolling interest	(603)	(512)
Net cash used in financing activities	(74,183)	(68,523)
Cash and cash equivalents:
Net (decrease) increase in cash, cash equivalents, and restricted cash	(97,429)	47,043
Cash, cash equivalents, and restricted cash at beginning of period	179,271	58,245
Cash, cash equivalents, and restricted cash at end of period	$81,842	$105,288
Supplemental disclosures of cash flow information:
Cash paid for interest	$9,593	$9,743
Net cash paid for income taxes	$35,461	$69,788
Period end balance of payables for property, plant, and equipment	$16,072	$7,517

The accompanying notes are an integral part of these Condensed Consolidated Statements.

WABASH NATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited – dollars in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	Shares	Amount
Balances at December 31, 2023	45,393,260	$774	$677,886	$403,923	$(428)	$(532,659)	$549,496
Net income attributable to common stockholders for the period				18,167			18,167
Foreign currency translation					184		184
Stock-based compensation	334,955	6	3,240				3,246
Stock repurchase	(589,144)					(22,138)	(22,138)
Common stock dividends				(3,152)			(3,152)
Unrealized gain on derivative instruments, net of tax					276		276
Common stock issued in connection with:
Stock option exercises	500	—	7				7
Balances at March 31, 2024	45,139,571	$780	$681,133	$418,938	$32	$(554,797)	$546,086
Net income attributable to common stockholders for the period				28,958			28,958
Foreign currency translation					(1,192)		(1,192)
Stock-based compensation	21,500	1	3,371				3,372
Stock repurchase	(935,856)					(21,696)	(21,696)
Common stock dividends				(4,162)			(4,162)
Unrealized loss on derivative instruments, net of tax					(941)		(941)
Balances at June 30, 2024	44,225,215	$781	$684,504	$443,734	$(2,101)	$(576,493)	$550,425
Net loss attributable to common stockholders for the period				(330,166)			(330,166)
Foreign currency translation					(787)		(787)
Stock-based compensation	2,419		3,297				3,297
Stock repurchase	(890,879)					(18,439)	(18,439)
Common stock dividends				(3,573)			(3,573)
Unrealized loss on derivative instruments, net of tax					(237)		(237)
Balances at September 30, 2024	43,336,755	$781	$687,801	$109,995	$(3,125)	$(594,932)	$200,520

The accompanying notes are an integral part of these Condensed Consolidated Statements.

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	Shares	Amount
Balances at December 31, 2022	47,675,796	$766	$665,941	$188,241	$(882)	$(456,453)	$397,613
Net income attributable to common stockholders for the period				51,213			51,213
Foreign currency translation					564		564
Stock-based compensation	480,463	8	2,758				2,766
Stock repurchase	(540,875)					(23,566)	(23,566)
Common stock dividends				(4,055)			(4,055)
Unrealized loss on derivative instruments, net of tax					(236)		(236)
Common stock issued in connection with:
Stock option exercises	10,683		144				144
Balances at March 31, 2023	47,626,067	$774	$668,843	$235,399	$(554)	$(480,019)	$424,443
Net income attributable to common stockholders for the period				74,328			74,328
Foreign currency translation					502		502
Stock-based compensation	24,550		2,915				2,915
Stock repurchase	(585,997)					(14,330)	(14,330)
Common stock dividends				(3,893)			(3,893)
Unrealized loss on derivative instruments, net of tax					(2,952)		(2,952)
Common stock issued in connection with:
Stock option exercises	750		11				11
Balances at June 30, 2023	47,065,370	$774	$671,769	$305,834	$(3,004)	$(494,349)	$481,024
Net income attributable to common stockholders for the period				55,329			55,329
Foreign currency translation					(337)		(337)
Stock-based compensation	10,829		3,131				3,131
Stock repurchase	(778,945)					(18,003)	(18,003)
Common stock dividends				(3,869)			(3,869)
Unrealized gain on derivative instruments, net of tax					1,412		1,412
Balances at September 30, 2023	46,297,254	$774	$674,900	$357,294	$(1,929)	$(512,352)	$518,687

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

4. GOODWILL & OTHER INTANGIBLE ASSETS
As further described in Note 19, the Company has established two operating and reportable segments: Transportation Solutions (“TS”) and Parts & Services (“P&S”). These operating and reportable segments have also been determined to be the applicable reporting units for purposes of goodwill assignment and evaluation. As of September 30, 2024, goodwill allocated to the TS and P&S segments was approximately $120.5 million and $67.9 million, respectively. The Company considered whether there were any indicators of impairment during the three and nine months ended September 30, 2024 and concluded there were none.
The changes in the carrying amounts of goodwill from December 31, 2022 through the nine-month period ended September 30, 2024 were as follows (in thousands):

	Transportation Solutions	Parts & Services	Total
Balance at December 31, 2022
Goodwill	$188,759	$108,075	$296,834
Accumulated impairment losses	(68,257)	(40,143)	(108,400)
Net balance as of December 31, 2022	120,502	67,932	188,434
Effects of foreign currency	(16)	(9)	(25)
Balance at December 31, 2023
Goodwill	188,743	108,066	296,809
Accumulated impairment losses	(68,257)	(40,143)	(108,400)
Net balance as of December 31, 2023	120,486	67,923	188,409
Effects of foreign currency	(2)	—	(2)
Balance at March 31, 2024
Goodwill	188,741	108,066	296,807
Accumulated impairment losses	(68,257)	(40,143)	(108,400)
Net balance as of March 31, 2024	120,484	67,923	188,407
Effects of foreign currency	10	6	16
Balance at June 30, 2024
Goodwill	188,751	108,072	296,823
Accumulated impairment losses	(68,257)	(40,143)	(108,400)
Net balance as of June 30, 2024	120,494	67,929	188,423
Effects of foreign currency	9	4	13
Balance at September 30, 2024
Goodwill	188,760	108,076	296,836
Accumulated impairment losses	(68,257)	(40,143)	(108,400)
Net balance as of September 30, 2024	$120,503	$67,933	$188,436

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
If the Company concludes it is not the primary beneficiary of a VIE, the Company evaluates whether it has the ability to exercise significant influence over operating and financial policies of the entity requiring the equity method of accounting. The Company’s judgment regarding the level of influence over an equity method investment includes, but is not limited to, considering key factors such as the Company’s ownership interest (generally represented by ownership of at least 20 percent but not more than 50 percent), representation on the board of directors, participation in policy making decisions, technological dependency, and material intercompany transactions. Generally, under the equity method, investments are recorded at cost and subsequently adjusted by the Company’s share of equity in income or losses after the date of the initial investment. Equity in income or losses is recorded according to the Company’s level of ownership; if losses accumulate, the Company records its share of losses until the investment has been fully depleted. If the Company’s investment has been fully depleted, the Company recognizes additional losses only when it is committed to provide further financial support. Dividends received from equity method, reduce the amount of the Company’s investment when received and do not impact the Company’s earnings. The Company evaluates its equity method investments for an other-than-temporary impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable.
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
As part of the formation of Linq, the Company executed a credit agreement with Linq whereby a $10.0 million revolving line of credit (the “Wabash Note”) with a 7% simple accrued interest rate, paid quarterly, is available to Linq. The commitment under the Wabash Note may be increased to $35.0 million subject to the approval of the Board of Directors as stipulated in the operating agreement. In the three-month period ended September 30, 2024, $3.1 million was borrowed under the Wabash Note and as of September 30, 2024, there was $8.7 million outstanding. Interest income resulting from the Wabash Note for the three and nine-month periods ended September 30, 2024 was $0.1 million and $0.2 million, respectively. Interest income under the Wabash Note is included in Other, net in the Company’s Condensed Consolidated Statements of Operations. The Company did not provide financial or other support to Linq that it was not contractually obligated to provide.
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
The following table is a rollforward of activities related to the Company’s unconsolidated entity (in thousands):

	2024	2023
Balance at January 1	$1,647	$—
Loss from unconsolidated entity	(1,486)	—
Balance at March 31	161	—
Loss from unconsolidated entity	(1,415)	—
Equity deficit applied to note (1)	1,254	—
Balance at June 30	—	—
Loss from unconsolidated entity	(1,676)	—
Equity deficit applied to note (1)	1,676	—
Balance at September 30	$—	$—

(1) As the Company is not required to advance additional funds to Linq, excess losses beyond its initial investment have been recorded against the basis of its other investments in Linq, which is comprised of the loan receivable for amounts borrowed under the Wabash Note.

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
Because the entity does not have sufficient equity at risk to permit it to carry on its activities without additional financial support, the Company concluded that WP is a VIE. The Company has the power to direct the activities of WP through majority representation on the Board of Directors as well as control related to the management and overall strategic direction of the entity. In addition, the Company has the obligation to absorb the benefits and losses of WP that could potentially be significant to the entity. The Company also has a requirement to provide funding to the entity if needed. Given the facts and circumstances specific to WP, the Company concluded that it is the primary beneficiary and, as such, is required to consolidate the entity. WP’s results of operations are included in the Parts & Services operating and reportable segment. Through September 30, 2024, the Company did not provide financial or other support to this VIE that it was not contractually obligated to provide. As of September 30, 2024, the Company does not have any obligations to provide financial support to WP.
The following table presents the assets and liabilities of the WP VIE consolidated on the Company’s Condensed Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$3,358	$3,020
Accounts receivable, net	2,973	1,540
Inventories, net	19	85
Prepaid expenses and other	57	68
Total current assets	6,407	4,713
Property, plant, and equipment, net	—	—
Other assets	363	543
Total assets	$6,770	$5,256
Liabilities
Current liabilities:
Accounts payable	$5,428	$4,024
Other accrued liabilities	24	26
Total current liabilities	5,452	4,050
Other non-current liabilities	—	—
Total liabilities	$5,452	$4,050

The following table is a rollforward of activities in the Company’s noncontrolling interest (in thousands):

	2024	2023
Balance at January 1	$603	$512
Net income attributable to noncontrolling interest	120	183
Other comprehensive income (loss)	—	—
Distributions paid to noncontrolling interest	(603)	—
Balance at March 31	120	695
Net income attributable to noncontrolling interest	246	146
Other comprehensive income (loss)	—	—
Distributions declared to noncontrolling interest	—	(512)
Balance at June 30	366	329
Net income attributable to noncontrolling interest	293	152
Other comprehensive income (loss)	—	—
Distributions declared to noncontrolling interest	—	—
Balance at September 30	$659	$481

6. INVENTORIES, NET
Inventories are stated at the lower of cost, determined on either the first-in, first-out or average cost method, or net realizable value. Inventories, net of reserves, consist of the following components (in thousands):

	September 30, 2024	December 31, 2023
Raw materials and components	$140,695	$156,314
Finished goods	88,650	86,586
Work in progress	15,799	14,102
Aftermarket parts	7,638	7,263
Used trailers	7,817	3,370
	$260,599	$267,635

7.PREPAID EXPENSES AND OTHER
Prepaid expenses and other current assets consist of the following (in thousands):

	September 30, 2024	December 31, 2023
Chassis converter pool agreements	$32,617	$27,312
Assets held for sale	—	—
Income tax receivables	15,616	11,840
Insurance premiums & maintenance/subscription agreements	7,183	5,899
Commodity swap contracts	485	1,511
All other	2,487	4,895
	$58,388	$51,457

Chassis converter pool agreements represent chassis transferred to the Company on a restricted basis by the manufacturer, who retains the sole authority to authorize commencement of work on the chassis and to make certain other decisions with respect to the chassis including the terms and pricing of sales to the manufacturer’s dealers. There were no assets held for sale as of either date presented. Insurance premiums and maintenance/subscription agreements are charged to expense over the contractual life, which is generally one year or less. As further described in Note 9, commodity swap contracts relate to our hedging activities (that are in an asset position) to mitigate the risks associated with fluctuations in commodity prices. Other items primarily consist of investments held by the Company’s captive insurance subsidiary and other various prepaid and other assets. As of September 30, 2024 and December 31, 2023, there was no restricted cash included in prepaid expenses and other current assets.

8. DEBT
Long-term debt consists of the following (in thousands):

	September 30, 2024	December 31, 2023
Senior Notes due 2028	$400,000	$400,000
Revolving Credit Agreement	—	—
	400,000	400,000
Less: unamortized discount and fees	(3,030)	(3,535)
Less: current portion	—	—
	$396,970	$396,465
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
The Indenture contains customary events of default, including payment defaults, breaches of covenants, failure to pay certain judgments and certain events of bankruptcy, insolvency and reorganization. If an event of default occurs and is continuing, the principal amount of the Senior Notes, plus accrued and unpaid interest, if any, may be declared immediately due and payable. These amounts automatically become due and payable if an event of default relating to certain events of bankruptcy, insolvency or reorganization occurs. As of September 30, 2024, the Company was in compliance with all covenants.
Contractual coupon interest expense and accretion of fees for the Senior Notes for each three- and nine-month period ended September 30, 2024 was $4.5 million and $0.2 million, and $13.5 million and $0.5 million, respectively. Contractual coupon interest expense and accretion of fees for the Senior Notes for each three- and nine-month period ended September 30, 2023 was $4.5 million and $0.2 million, and $13.5 million and $0.5 million, respectively. Contractual coupon interest expense and accretion of fees for the Senior Notes are included in Interest expense in the Company’s Condensed Consolidated Statements of Operations.
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
The Revolving Credit Agreement contains customary covenants limiting the ability of the Company and certain of its subsidiaries to, among other things, pay cash dividends, incur debt or liens, redeem or repurchase stock, enter into transactions with affiliates, merge, dissolve, repay subordinated indebtedness, make investments and dispose of assets. In addition, the Company will be required to maintain a minimum fixed charge coverage ratio of not less than 1.0 to 1.0 as of the end of any period of 12 fiscal months when excess availability under the Revolving Credit Agreement is less than the greater of (a) 10.0% of the lesser of (i) the total revolving commitments and (ii) the borrowing base (such lesser amount, the “Line Cap”) and (b) $25 million. As of September 30, 2024, the Company was in compliance with all covenants.
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
The Company’s liquidity position, defined as cash on hand and available borrowing capacity on the Revolving Credit Agreement, amounted to $404.9 million as of September 30, 2024 and $516.1 million as of December 31, 2023.

During the three-month period ended September 30, 2024, the Company had payments of principal totaling $0.3 million and borrowings of principal totaling $0.3 million. During the nine-month period ended September 30, 2024, the Company had payments of principal totaling $0.7 million and borrowings of principal totaling $0.7 million. As of September 30, 2024, there were no amounts outstanding under the Revolving Credit Agreement.
During the three-month period ended September 30, 2023, the Company had payments of principal totaling $0.3 million and borrowings of principal totaling $0.3 million. During the nine-month period ended September 30, 2023, the Company had payments of principal totaling $104.0 million and borrowings of principal totaling $104.0 million. As of September 30, 2023, there were no amounts outstanding under the Revolving Credit Agreement.
Interest expense under the Revolving Credit Agreement for the three- and nine-month periods ended September 30, 2024 was approximately $0.2 million and $0.6 million, respectively. During the three- and nine-month periods ended September 30, 2023, interest expense under the Revolving Credit Agreement was approximately $0.2 million and $0.7 million, respectively. Interest expense under the Revolving Credit Agreement is included in Interest expense in the Company’s Condensed Consolidated Statements of Operations.

9. FINANCIAL DERIVATIVE INSTRUMENTS
Commodity Pricing Risk
As of September 30, 2024, the Company was party to commodity swap contracts for specific commodities with notional amounts of approximately $19.1 million. The Company uses commodity swap contracts to mitigate the risks associated with fluctuations in commodity prices impacting its cash flows related to inventory purchases from suppliers. The Company does not hedge all commodity price risk.
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
Financial Statement Presentation
As of September 30, 2024 and December 31, 2023, the fair value carrying amount of the Company’s derivative instruments were recorded as follows (in thousands):

		Asset / (Liability) Derivatives
	Balance Sheet Caption	September 30, 2024	December 31, 2023
Derivatives designated as hedging instruments
Commodity swap contracts	Prepaid expenses and other	$485	$1,511
Commodity swap contracts	Accounts payable and Other accrued liabilities	(828)	(1,045)
Total derivatives designated as hedging instruments		$(343)	$466

The following table summarizes the gain or loss recognized in AOCI as of September 30, 2024 and December 31, 2023 and the amounts reclassified from AOCI into earnings for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Amount of (Loss) Gain Recognized in AOCI on Derivatives (Effective Portion, net of tax)		Location of Gain (Loss) Reclassified from AOCI into Earnings (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Earnings

	September 30, 2024	December 31, 2023		Three Months Ended September 30,		Nine Months Ended September 30,
				2024	2023	2024	2023
Derivatives instruments
Commodity swap contracts	$(514)	$388	Cost of sales	$(175)	$(2,285)	$(299)	$(2,168)
Over the next 12 months, the Company expects to reclassify approximately $0.7 million of pretax deferred losses, related to the commodity swap contracts, from AOCI to cost of sales as inventory purchases are settled.

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
During the nine months ended September 30, 2024, leased assets obtained in exchange for new operating lease liabilities totaled approximately $7.5 million. During the nine months ended September 30, 2023, leased assets obtained in exchange for new operating lease liabilities totaled approximately $9.4 million. As of September 30, 2024, obligations related to operating leases that the Company has executed but have not yet commenced were nominal.
Leased assets and liabilities included within the Condensed Consolidated Balance Sheets consist of the following (in thousands):

	Classification	September 30, 2024	December 31, 2023
Right-of-Use Assets
Operating	Other assets	$33,768	$32,219
Total leased ROU assets		$33,768	$32,219
Liabilities
Current
Operating	Other accrued liabilities	$11,034	$9,049
Noncurrent
Operating	Other non-current liabilities	22,734	23,170
Total lease liabilities		$33,768	$32,219

Lease costs included in the Condensed Consolidated Statements of Operations consist of the following (in thousands):

	Classification	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023
Operating lease cost	Cost of sales, selling expenses and general and administrative expense	$3,111	$2,442
Net lease cost		$3,111	$2,442

	Classification	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Operating lease cost	Cost of sales, selling expenses and general and administrative expense	$8,776	$6,440
Net lease cost		$8,776	$6,440

Maturity of the Company’s lease liabilities as of September 30, 2024 is as follows (in thousands):

	Operating Leases	Finance Leases	Total
2024 (remainder)	$3,202	$—	$3,202
2025	12,268	—	12,268
2026	11,132	—	11,132
2027	6,134	—	6,134
2028	2,550	—	2,550
Thereafter	1,428	—	1,428
Total lease payments	$36,714	$—	$36,714
Less: interest	2,946	—
Present value of lease payments	$33,768	$—

As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. Remaining lease term and discount rates are as follows:

	September 30, 2024	December 31, 2023
Weighted average remaining lease term (years)
Operating leases	3.3	3.8
Weighted average discount rate
Operating leases	5.07%	4.94%

Lease costs included in the Condensed Consolidated Statements of Cash Flows are as follows (in thousands):

	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$8,837	$6,434
Operating cash flows from finance leases	$—	$—
Financing cash flows from finance leases	$—	$—

Lessor and Sublessor Activities
The Company leases dry van trailers to customers under full-service lease agreements and operating lease agreements. At the inception of a contract, in accordance with the applicable accounting guidance (ASC 842, Leases) the Company considers whether the arrangement contains a lease and, as applicable, performs the required lease classification tests. The Company, as a lessor, has no sales-type or direct financing lease arrangements as of September 30, 2024.
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

Lease income is included in Net sales on the Company’s Condensed Consolidated Statements of Operations, and is recorded in the Parts & Services operating segment. For the three and nine months ended September 30, 2024 and 2023, the Company’s lease income consisted of the following components (in thousands):

	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023
Operating lease income
Fixed lease income	$580	$324
Variable lease income	—	—
Total lease income[1]	$580	$324

	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Operating lease income
Fixed lease income	$1,782	$503
Variable lease income	—	—
Total lease income[1]	$1,782	$503
—————————
(1) As noted above, net revenue related to subleases was insignificant for all periods presented but such revenue is included in the tables above.

The following table shows the Company’s future contractual receipts from noncancelable operating leases as of September 30, 2024 (in thousands):

Operating Leases[2]
2024 (remainder)	$580
2025	2,062
2026	2,062
2027	1,949
2028	1,567
Thereafter	99
Total contractual receipts	$8,319
—————————
(2) The future contractual receipts due under the Company’s full-service operating leases include amounts related to preventative maintenance, certain repairs as defined in the related agreements, and ad valorem taxes. Net revenue related to the Company’s subleases are also included in the table above.

11. OTHER ACCRUED LIABILITIES
The following table presents the major components of Other accrued liabilities (in thousands):

	September 30, 2024	December 31, 2023
Warranty	$20,564	$21,286
Chassis converter pool agreements	32,616	27,312
Payroll and related taxes	14,180	40,265
Customer deposits	35,571	45,586
Self-insurance	11,965	11,311
Accrued interest	8,316	3,817
Operating lease obligations	11,034	9,049
Accrued taxes	8,018	24,662
All other	9,393	12,313
	$151,657	$195,601
The following table presents the changes in the product warranty accrual included in Other accrued liabilities (in thousands):

	2024	2023
Balance as of January 1	$21,286	$22,061
Provisions and revisions to estimates	3,811	2,705
Payments	(4,533)	(3,255)
Balance as of September 30	$20,564	$21,511
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
Fair value measurements and the fair value hierarchy level for the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023 are shown below (in thousands):

	Frequency	Asset / (Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2024
Commodity swap contracts	Recurring	$(343)	$—	$(343)	$—
Mutual funds	Recurring	$14,714	$14,714	$—	$—
Life-insurance contracts	Recurring	$21,695	$—	$21,695	$—
December 31, 2023
Commodity swap contracts	Recurring	$466	$—	$466	$—
Mutual funds	Recurring	$11,735	$11,735	$—	$—
Life-insurance contracts	Recurring	$18,510	$—	$18,510	$—

Estimated Fair Value of Debt
The estimated fair value of debt at September 30, 2024 consists of the Senior Notes due 2028 (see Note 8). The fair value of the Senior Notes due 2028 are based upon third party pricing sources, which generally do not represent daily market activity or represent data obtained from an exchange, and are classified as Level 2. The interest rates on the Company’s borrowings under the Revolving Credit Agreement are adjusted regularly to reflect current market rates and thus carrying value approximates fair value for any borrowings.
The Company’s carrying and estimated fair value of debt at September 30, 2024 and December 31, 2023 were as follows (in thousands):

	September 30, 2024				December 31, 2023
	Carrying Value	Fair Value			Carrying Value	Fair Value
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Instrument
Senior Notes due 2028	$396,970	$—	$363,724	$—	$396,465	$—	$361,774	$—
Revolving Credit Agreement	—	—	—	—	—	—	—	—
	$396,970	$—	$363,724	$—	$396,465	$—	$361,774	$—
The fair value of debt is based on current public market prices for disclosure purposes only. Unrealized gains or losses are not recognized in the financial statements, since long-term debt is presented at carrying value, net of unamortized premium or discount and unamortized deferred financing costs in the condensed consolidated financial statements.

13. COMMITMENTS AND CONTINGENCIES
Litigation
As of September 30, 2024, the Company was named as a defendant or was otherwise involved in numerous legal proceedings and governmental examinations, including class action lawsuits, in connection with the conduct of its business activities, in various jurisdictions, both in the United States and internationally. Accrual for losses have been recorded in accordance with GAAP. On the basis of information currently available to it and except as otherwise noted below, management does not believe that existing proceedings and investigations will have a material impact on our consolidated financial condition or liquidity if determined in a manner adverse to the Company. However, such matters are unpredictable, and we could incur judgments or enter into settlements for current or future claims that could materially and adversely affect our financial statements. Costs associated with the litigation and settlements of legal matters are reported within General and administrative expenses in the Consolidated Statements of Operations.

Legal Matter Estimated Liability
As of September 30, 2024, the Company was named as a defendant in California state court in two purported class action lawsuits, alleging wage and hour claims under California-specific employment laws (collectively, the “Matters”). The defense of both lawsuits is being handled in conjunction with one another. During the three months ended March 31, 2023, in accordance with ASC 450, the Company concluded a liability related to the Matters was probable and estimable. As such, an estimated liability of $3.0 million was included in General & administrative expenses in the Consolidated Statements of Operations for the year ended December 31, 2023. During the second quarter of 2023, the Company reached an agreement to resolve the Matters via settlement for an amount materially consistent with the estimated liability. The settlement proceeds were paid in the first quarter of 2024, and the Company received confirmation on February 20, 2024 that the administrator received the settlement payment. This matter is now closed.
Product Liability Claims
The Company is and has been, and may in the future be, subject to product liability claims and litigation incidental to the Company’s normal operating activities. On October 6, 2020, the Company was named as a co-defendant in a lawsuit, Eileen Williams, Elizabeth Perkins, et al. v. Wabash National Corporation, et al., filed in the Circuit Court of the City of St. Louis, Missouri (the “Product Liability Matter”). On September 5, 2024, a jury awarded compensatory damages of $12 million and punitive damages of $450 million (the “Award”) against the Company in the Product Liability Matter. The case related to a 2019 motor vehicle accident in which a passenger vehicle with an unobstructed view struck the back of a nearly stopped 2004 Wabash trailer that was operated by co-defendant GDS Express Inc. at the time of the accident. The evidence was undisputed that the trailer fully complied with all applicable regulations. Based on the Award, as of September 30, 2024, the Company has recognized an aggregate liability for this matter of $462 million included in the Company’s Condensed Consolidated Balance Sheet within Other non-current liabilities. The Company believes that the compensatory damages will be covered by the Company’s insurance policies and recorded a $12 million receivable included in Other assets in the Company’s Condensed Consolidated Balance Sheet as of September 30, 2024.
The Company believes the Award is abnormally high and the verdict is not supported by the facts or the law. Among other things, and despite precedent to the contrary, the jury was prevented from hearing critical evidence in the case, including that the driver’s blood alcohol level was over the legal limit at the time of the accident. The fact that neither the driver nor his passenger was wearing a seatbelt was also kept from the jury, even though plaintiffs argued both would have survived a 55-mile-per-hour collision had the vehicle not broken through the trailer’s rear impact guard. There will be post-judgment proceedings before the court enters a final judgment for purpose of appeal, and the Company will be evaluating all available legal options.
The ultimate outcome of such claims and litigation, including the Product Liability Matter, cannot be predicted with any certainty and any such claim or litigation could materially and adversely affect the Company’s financial condition, results of operations and cash flows.
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

On November 13, 2019, the Company received a notice that it was considered one of several PRPs by the Indiana Department of Environmental Management (“IDEM”) under CERCLA and state law related to substances found in soil and groundwater at a property located at 817 South Earl Avenue, Lafayette, Indiana (the “Site”). The Company has never owned or operated the Site, but the Site is near certain of the Company’s owned properties. In 2020, the Company agreed to implement a limited work plan to further investigate the source of the contamination at the Site and worked with IDEM and other PRPs to finalize the terms of the work plan. The Company submitted its initial site investigation report to IDEM during the third quarter of 2020, indicating that the data collected by the Company’s consultant confirmed that the Company’s properties are not the source of contamination at the Site. In December 2021, after completing further groundwater sampling work, the Company submitted to IDEM a supplemental written report, which again stated that the Company is not a responsible party and the Company’s properties are not a source of any contamination. In June 2022, the Company and other PRPs finalized Work Plan Addendum No. 3, which provided for additional groundwater sampling on another PRP property. The Company completed all additional sampling and submitted supplemental reports to IDEM as of the first quarter of 2024. All available information and reports establish there is no source of any contamination on the Company’s owned properties. As of September 30, 2024, based on the information available, the Company does not expect this matter to have a material adverse effect on its financial condition or results of operations.
Chassis Converter Pool Agreements
The Company obtains vehicle chassis for its specialized vehicle products directly from the chassis manufacturers under converter pool agreements. Chassis are obtained from the manufacturers based on orders from customers, and in some cases, for unallocated orders. The agreements generally state that the manufacturer will provide a supply of chassis to be maintained at the Company’s facilities with the condition that we will store such chassis and will not move, sell, or otherwise dispose of such chassis except under the terms of the agreement. In addition, the manufacturer typically retains the sole authority to authorize commencement of work on the chassis and to make certain other decisions with respect to the chassis including the terms and pricing of sales of the chassis to the manufacturer’s dealers. The manufacturer also does not transfer the certificate of origin to the Company nor permit the Company to sell or transfer the chassis to anyone other than the manufacturer (for ultimate resale to a dealer). Although the Company is party to related finance agreements with manufacturers, the Company has not historically settled, nor expects to in the future settle, any related obligations in cash. Instead, the obligation is settled by the manufacturer upon reassignment of the chassis to an accepted dealer, and the dealer is invoiced for the chassis by the manufacturer. Accordingly, as of September 30, 2024, the Company’s outstanding chassis converter pool with the manufacturer totaled $32.6 million and has included this financing agreement on the Company’s Condensed Consolidated Balance Sheets within Prepaid expenses and other and Other accrued liabilities. All other chassis programs are handled as consigned inventory belonging to the manufacturer and totaled approximately $1.3 million. Under these agreements, if the chassis is not delivered to a customer within a specified time frame, the Company is required to pay a finance or storage charge on the chassis. Additionally, the Company receives finance support funds from manufacturers when the chassis are assigned into the Company’s chassis pool. Typically, chassis are converted and delivered to customers within 90 days of the receipt of the chassis by the Company.

14. NET (LOSS) INCOME PER COMMON SHARE
Basic earnings per common share is calculated based on the weighted average number of common shares outstanding during the period, including vested shares deferred under our non-qualified deferred compensation plan. Diluted earnings per common share is determined based on the weighted average number of common shares outstanding during the period combined with the incremental average common shares that would have been outstanding assuming the conversion of all potentially dilutive common shares into common shares as of the earliest date possible. The calculation of basic and diluted net (loss) income attributable to common stockholders per common share is determined using net (loss) income attributable to common stockholders as the numerator and the number of shares included in the denominator as shown below (in thousands, except per share amounts). Due to the net loss applicable to common stockholders for the three and nine months ended September 30, 2024, 455 shares and 542 shares of potentially dilutive securities, respectively, are not included in diluted weighted average common shares outstanding for the three and nine months ended September 30, 2024, because to do so would be antidilutive for these periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Basic net (loss) income attributable to common stockholders per share:
Net (loss) income attributable to common stockholders	$(330,166)	$55,329	$(283,041)	$180,870
Weighted average common shares outstanding	43,832	46,906	44,700	47,373
Basic net (loss) income attributable to common stockholders per share	$(7.53)	$1.18	$(6.33)	$3.82

Diluted net (loss) income attributable to common stockholders per share:
Net (loss) income attributable to common stockholders	$(330,166)	$55,329	$(283,041)	$180,870

Weighted average common shares outstanding	43,832	46,906	44,700	47,373
Dilutive stock options and restricted stock	—	849	—	975
Diluted weighted average common shares outstanding	43,832	47,755	44,700	48,348
Diluted net (loss) income attributable to common stockholders per share	$(7.53)	$1.16	$(6.33)	$3.74

15. STOCK-BASED COMPENSATION
The Company recognizes all share-based payments based upon their grant date fair value. The Company grants restricted stock units subject to specific service, performance, and/or market conditions. The Company’s policy is to recognize expense for awards that have service conditions only subject to graded vesting using the straight-line attribution method. In addition, the Company’s policy is to estimate expected forfeitures on share-based awards. The fair value of service and performance-based units is based on the market price of a share of underlying common stock at the date of grant. The fair values of the awards that contain market conditions are estimated using a Monte Carlo simulation approach in a risk-neutral framework to model future stock price movements based upon historical volatility, risk-free rates of return, and correlation matrix. The amount of compensation costs related to restricted stock units and performance units not yet recognized, excluding estimated forfeitures, was $17.4 million at September 30, 2024, for which the expense will be recognized through 2027.

16. STOCKHOLDERS’ EQUITY
Share Repurchase Program
On February 15, 2024, the Company announced that the Board of Directors approved the repurchase of an additional $150 million in shares of common stock over a three-year period. This authorization was an increase to the previous $150 million repurchase program approved in August 2021 and the previous $100 million repurchase programs approved in November 2018, February 2017, and February 2016. The repurchase program is set to expire in February 2027. Stock repurchases under this program may be made in the open market or in private transactions at times and in amounts determined by the Company. As of September 30, 2024, $132.8 million remained available under the program.
Common and Preferred Stock
The Board of Directors has the authority to issue common and unclassed preferred stock of up to 200 million shares and 25 million shares, respectively, with par value of $0.01 per share, as well as to fix dividends, voting and conversion rights, redemption provisions, liquidation preferences, and other rights and restrictions.
Accumulated Other Comprehensive Income (Loss)
Changes in AOCI by component, net of tax, for the nine months ended September 30, 2024 are summarized as follows (in thousands):

	Foreign Currency Translation	Derivative Instruments	Total
Balances at December 31, 2023	$(816)	$388	$(428)
Net unrealized gains (losses) arising during the period(a)	184	(290)	(106)
Less: Net realized gains (losses) reclassified to net income(b)	—	(566)	(566)
Net change during the period	184	276	460
Balances at March 31, 2024	(632)	664	32
Net unrealized gains (losses) arising during the period(c)	(1,192)	(464)	(1,656)
Less: Net realized gains (losses) reclassified to net income(d)	—	477	477
Net change during the period	(1,192)	(941)	(2,133)
Balances at June 30, 2024	(1,824)	(277)	(2,101)
Net unrealized gains (losses) arising during the period(e)	(787)	(369)	(1,156)
Less: Net realized gains (losses) reclassified to net income(f)	—	(132)	(132)
Net change during the period	(787)	(237)	(1,024)
Balances at September 30, 2024	$(2,611)	$(514)	$(3,125)
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
(e) Derivative instruments net of $0.1 million of tax benefit for the three months ended September 30, 2024.
(f) Derivative instruments net of less than $0.1 million of tax benefit for the three months ended September 30, 2024.

Changes in AOCI by component, net of tax, for the nine months ended September 30, 2023 are summarized as follows (in thousands):

	Foreign Currency Translation	Derivative Instruments	Total
Balances at December 31, 2022	$(1,791)	$909	$(882)
Net unrealized gains (losses) arising during the period(g)	564	130	694
Less: Net realized gains (losses) reclassified to net income(h)	—	366	366
Net change during the period	564	(236)	328
Balances at March 31, 2023	(1,227)	673	(554)
Net unrealized gains (losses) arising during the period(i)	502	(3,229)	(2,727)
Less: Net realized gains (losses) reclassified to net income(j)	—	(277)	(277)
Net change during the period	502	(2,952)	(2,450)
Balances at June 30, 2023	(725)	(2,279)	(3,004)
Net unrealized gains (losses) arising during the period (k)	(337)	(315)	(652)
Less: Net realized gains (losses) reclassified to net income (l)	—	(1,727)	(1,727)
Net change during the period	(337)	1,412	1,075
Balances at September 30, 2023	$(1,062)	$(867)	$(1,929)
—————————
(g) Derivative instruments net of less than $0.1 million of tax liability for the three months ended March 31, 2023.
(h) Derivative instruments net of $0.1 million of tax liability for the three months ended March 31, 2023.
(i) Derivative instruments net of $1.0 million of tax benefit for the three months ended June 30, 2023.
(j) Derivative instruments net of $0.1 million of tax benefit for the three months ended June 30, 2023.
(k) Derivative instruments net of $0.1 million of tax benefit for the three months ended September 30, 2023.
(l) Derivative instruments net of $0.6 million of tax benefit for the three months ended September 30, 2023.

17. INCOME TAXES
For the three months ended September 30, 2024, the Company recognized income tax benefit of $108.4 million compared to income tax expense of $18.1 million for the same period in the prior year. The Company recognized income tax benefit of $92.2 million in the first nine months of 2024 compared to income tax expense of $56.3 million for the same period in the prior year. The effective tax rates for the first nine months of 2024 and 2023 were 24.6% and 23.7%, respectively. For the first nine months of 2024, the effective tax rate differs from the U.S. Federal statutory rate of 21% primarily due to the impact of state taxes. For the first nine months of 2023, the effective tax rate differs from the U.S. Federal statutory rate of 21% primarily due to the impact of state taxes net of discrete items incurred related to stock-based compensation.

18. IMPAIRMENT AND PROPERTY, PLANT, AND EQUIPMENT
During the third quarter of 2024, the Company sold property, plant, and equipment assets with proceeds totaling approximately $2.8 million. The Company recognized a nominal net gain on the sale. The net gain on sale is included in Impairment and other, net in the Condensed Consolidated Statement of Operations.
During the second quarter of 2024, the Company impaired approximately $1.0 million due to a construction-in-progress project that was no longer expected to be completed. The impairment is included in Impairment and other, net in the Condensed Consolidated Statements of Operations.
There were no material impairments during the three and nine-month periods ended September 30, 2023.

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

Reportable segment information is as follows (in thousands):

Three Months Ended September 30, 2024	Transportation Solutions	Parts & Services	Corporate and Eliminations	Consolidated
Net sales
External customers	$413,321	$50,719	$—	$464,040
Intersegment sales	2,185	1,605	(3,790)	—
Total net sales	$415,506	$52,324	$(3,790)	$464,040

Income (loss) from operations	$29,162	$8,316	$(470,506)	$(433,028)

Three Months Ended September 30, 2023	Transportation Solutions	Parts & Services	Corporate and Eliminations	Consolidated
Net sales
External customers	$577,232	$55,596	$—	$632,828
Intersegment sales	5,638	845	(6,483)	—
Total net sales	$582,870	$56,441	$(6,483)	$632,828

Income (loss) from operations	$89,413	$12,358	$(24,134)	$77,637

Nine Months Ended September 30, 2024	Transportation Solutions	Parts & Services	Corporate and Eliminations	Consolidated
Net sales
External customers	$1,377,544	$152,382	$—	$1,529,926
Intersegment sales	7,095	4,077	(11,172)	—
Total net sales	$1,384,639	$156,459	$(11,172)	$1,529,926

Income (loss) from operations	$130,335	$30,923	$(520,948)	$(359,690)

Nine Months Ended September 30, 2023	Transportation Solutions	Parts & Services	Corporate and Eliminations	Consolidated
Net sales
External customers	$1,778,246	$162,154	$—	$1,940,400
Intersegment sales	13,377	3,493	(16,870)	—
Total net sales	$1,791,623	$165,647	$(16,870)	$1,940,400

Income (loss) from operations	$292,335	$34,504	$(75,992)	$250,847

b.  Product Information
The Company offers products primarily in four general categories: (1) new trailers, (2) used trailers, (3) components, parts and services, and (4) equipment and other (which includes truck bodies). The following table sets forth the major product categories and their percentage of consolidated net sales (dollars in thousands):

Three Months Ended September 30, 2024	Transportation Solutions	Parts & Services	Eliminations	Consolidated
New trailers	$308,577	$—	$(1,661)	$306,916	66.1%
Used trailers	71	396	(71)	396	0.1%
Components, parts and services	—	31,539	—	31,539	6.8%
Equipment and other	106,858	20,389	(2,058)	125,189	27.0%
Total net sales	$415,506	$52,324	$(3,790)	$464,040	100.0%

Three Months Ended September 30, 2023	Transportation Solutions	Parts & Services	Eliminations	Consolidated
New trailers	$477,802	$—	$(2,216)	$475,586	75.2%
Used trailers	—	1,340	—	1,340	0.2%
Components, parts and services	—	38,091	—	38,091	6.0%
Equipment and other	105,068	17,010	(4,267)	117,811	18.6%
Total net sales	$582,870	$56,441	$(6,483)	$632,828	100.0%

Nine Months Ended September 30, 2024	Transportation Solutions	Parts & Services	Eliminations	Consolidated
New trailers	$1,057,880	$—	$(3,162)	$1,054,718	68.9%
Used trailers	71	2,884	(71)	2,884	0.2%
Components, parts and services	—	101,622	—	101,622	6.6%
Equipment and other	326,688	51,953	(7,939)	370,702	24.2%
Total net sales	$1,384,639	$156,459	$(11,172)	$1,529,926	100.0%

Nine Months Ended September 30, 2023	Transportation Solutions	Parts & Services	Eliminations	Consolidated
New trailers	$1,486,587	$—	$(4,580)	$1,482,007	76.4%
Used trailers	—	2,396	—	2,396	0.1%
Components, parts and services	—	113,567	—	113,567	5.9%
Equipment and other	305,036	49,684	(12,290)	342,430	17.6%
Total net sales	$1,791,623	$165,647	$(16,870)	$1,940,400	100.0%

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
This Quarterly Report on Form 10-Q (the “Quarterly Report”) of Wabash National Corporation (together with its subsidiaries, “Wabash,” “Company,” “us,” “we,” or “our”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements may include the words “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect,” “plan” or “anticipate” and other similar words. Forward-looking statements convey the Company’s current expectations or forecasts of future events. Our “forward-looking statements” include, but are not limited to, statements regarding:
▪risks related to the Missouri product liability action and the unfavorable jury verdict that could have a material adverse effect on our financial condition, results of operations, cash flows and business;
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

Results of Operations
The following table sets forth certain operating data as a percentage of net sales for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	87.9%	80.6%	85.5%	79.9%
Gross profit	12.1%	19.4%	14.5%	20.1%

General and administrative expenses	103.2%	5.7%	35.9%	5.6%
Selling expenses	1.5%	1.0%	1.4%	1.0%
Amortization of intangibles	0.6%	0.5%	0.6%	0.5%
Impairment and other, net	—%	—%	0.1%	—%
(Loss) income from operations	(93.3%)	12.3%	(23.5%)	12.9%

Interest expense	(1.1%)	(0.8%)	(1.0%)	(0.8%)
Other, net	0.3%	0.1%	0.3%	0.1%
Other expense, net	(0.8%)	(0.6%)	(0.7%)	(0.7%)
Loss from unconsolidated entity	(0.4%)	—%	(0.3%)	—%
(Loss) income before income tax expense	(94.4%)	11.6%	(24.5%)	12.2%

Income tax (benefit) expense	(23.4%)	2.9%	(6.0%)	2.9%
Net (loss) income	(71.1)%	8.8%	(18.5)%	9.3%
For the three-month period ended September 30, 2024, we recorded net sales of $464.0 million compared to $632.8 million in the prior year period. Net sales for the three-month period ended September 30, 2024, decreased $168.8 million, or 26.7%, compared to the prior year period. New trailer shipments decreased 29.5% and new truck body shipments decreased 12.7%. The decrease in new trailer (primarily dry vans) shipments drove the overall decrease in revenue, and was partially offset by higher per unit revenue on truck bodies. Net sales within the P&S reportable segment decreased $4.1 million compared to the prior year period, primarily due to a decrease in sales within our Process Systems and Components businesses, partially offset by an increase in sales in our Upfitting Solutions and Services and Aftermarket Parts businesses. Overall, gross profit margin decreased to 12.1% in the third quarter of 2024 compared to 19.4% in the prior year period primarily driven by lower sales volumes and higher fixed costs. We continue to focus on positioning ourselves to profitably capitalize on current demand while being vigilant to respond to any key changes to the industry and overall economy.
For the three-month period ended September 30, 2024, selling, general and administrative expenses increased $444.3 million as compared to the same period in 2023. As a percentage of net sales, selling, general and administrative expenses were 104.8% in the third quarter of 2024 as compared to 6.6% in the prior year period. The overall increase in selling, general and administrative expenses in the current year period compared to the same period in the prior year was driven by the impacts of the Product Liability Matter, partially offset by a decrease of $5.8 million in employee-related costs, including benefits and incentive programs.
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

Three Months Ended September 30, 2024 Compared with the Three Months Ended September 30, 2023
Net Sales
Net sales in the third quarter of 2024 decreased $168.8 million, or 26.7%, compared to the third quarter of 2023. By business segment, prior to the elimination of intercompany sales, sales and related units sold were as follows (dollars in thousands):

	Three Months Ended September 30,		Change
	2024	2023	Amount	%
	(prior to elimination of intersegment sales)
Sales by Segment
Transportation Solutions	$415,506	$582,870	$(167,364)	(28.7%)
Parts & Services	52,324	56,441	(4,117)	(7.3%)
Eliminations	(3,790)	(6,483)	2,693
Total	$464,040	$632,828	$(168,788)	(26.7%)

New Units Shipped	(units)
Trailers	7,585	10,765	(3,180)	(29.5%)
Truck bodies	3,630	4,160	(530)	(12.7%)
Total	11,215	14,925	(3,710)	(24.9%)

Used Units Shipped	(units)
Trailers	10	25	(15)	(60.0%)
TS segment sales, prior to the elimination of intersegment sales, were $415.5 million for the third quarter of 2024, a decrease of $167.4 million, or 28.7%, compared to the third quarter of 2023. New trailers shipped during the third quarter of 2024 totaled 7,585 trailers compared to 10,765 trailers in the prior year period, a decrease of 29.5%, which was primarily driven by lower new trailer shipments (primarily dry vans). New truck bodies shipped during the third quarter of 2024 totaled 3,630 truck bodies compared to 4,160 truck bodies in the prior year period, a decrease of 12.7%, offset by favorable mix of higher priced units resulting in a slight increase in truck body revenue. Overall, the decrease in new trailer shipments outpaced the increase in revenue per unit in truck bodies, driving the overall decrease in revenue.
P&S segment sales, prior to the elimination of intersegment sales, were $52.3 million for the third quarter of 2024, a decrease of $4.1 million, or 7.3%, compared to the third quarter of 2023. The overall decrease in sales for this segment was due primarily to lower sales in our Process Systems and Components businesses of $3.0 million and $7.0 million, respectively. The overall decrease in sales was partially offset by higher sales within our Upfitting Solutions and Services business and our Aftermarket Parts business of $4.7 million and $4.2 million, respectively.
Cost of Sales
Cost of sales was $408.0 million in the third quarter of 2024, a decrease of $101.9 million, or 20.0%, compared to the prior year period. Cost of sales is comprised of material costs, a variable expense, and other manufacturing costs, comprised of both fixed and variable expenses, including direct and indirect labor, outbound freight, overhead expenses, and depreciation.
TS segment cost of sales was $370.6 million in the third quarter of 2024, a decrease of $104.8 million, or 22.0%, compared to the prior year period. The decrease in cost of sales, which was primarily driven by lower shipment volumes, was due to a decrease in material costs of $85.2 million, or 26.6%, along with a decrease in certain other manufacturing costs.
P&S segment cost of sales was $41.3 million in the third quarter of 2024, an increase of $0.2 million, or 0.4%, compared to the prior year period. The increase in cost of sales was driven by higher operating, labor, and employee-related costs of approximately $3.7 million, partially offset by a decrease in material costs of $3.5 million, or 11.4%, due to lower shipment volumes.

Gross Profit
Gross profit was $56.0 million in the third quarter of 2024, a decrease of $66.9 million from the prior year period. Gross profit as a percentage of net sales was 12.1% for the third quarter of 2024, compared to 19.4% for the same period in 2023. Gross profit by segment was as follows (dollars in thousands):

	Three Months Ended September 30,		Change
	2024	2023	Amount	%
Gross Profit by Segment
Transportation Solutions	$44,938	$107,549	$(62,611)	(58.2%)
Parts & Services	11,071	15,361	(4,290)	(27.9%)
Corporate & Eliminations	—	—	—
Total	$56,009	$122,910	$(66,901)	(54.4%)
TS segment gross profit was $44.9 million for the third quarter of 2024 compared to $107.5 million for the third quarter of 2023. Gross profit, prior to the elimination of intersegment sales, as a percentage of net sales, was 10.8% in the third quarter of 2024 compared to 18.5% in the comparative 2023 period. The overall decrease in gross profit from the prior year period was primarily driven by a decrease in new trailer shipments with our dry van products accounting for approximately $48.5 million of the decrease in gross profit. This was partially offset by favorable product mix across product lines.
P&S segment gross profit was $11.1 million for the third quarter of 2024 compared to $15.4 million for the third quarter of 2023. Gross profit, prior to the elimination of intersegment sales, as a percentage of net sales, was 21.2% in the third quarter of 2024 compared to 27.2% in the 2023 period. The overall decrease in gross profit was primarily related to the decrease in sales in our Process Systems and Components businesses.
General and Administrative Expenses
General and administrative expenses for the third quarter of 2024 increased $443.2 million, or 1236.8%, from the prior year period. The increase from the prior year period was driven by the impacts of the Product Liability Matter, partially offset by a decrease of $5.4 million in employee-related costs, including benefits and incentive programs. As a percentage of net sales, general and administrative expenses were 103.2% for the third quarter of 2024 compared to 5.7% for the third quarter of 2023. The overall increase in general and administrative expenses as a percentage of net sales was primarily attributable to the impacts of the Product Liability Matter and lower net sales in the third quarter.
Selling Expenses
Selling expenses were $7.1 million in the third quarter of 2024, an increase of $1.0 million, or 17.1%, compared to the prior year period. The increase was primarily attributable to higher advertising and promotional expenses of approximately $1.3 million offset partially offset by a decrease in employee costs related to benefits and incentive programs of approximately $0.4 million. As a percentage of net sales, selling expenses were 1.5% for the third quarter of 2024 compared to 1.0% for the third quarter of 2023. The increase in selling expenses as a percentage of net sales was due in part to lower overall sales and an increase in advertising and promotional expenses.
Amortization of Intangibles
Amortization of intangibles was $2.9 million during the third quarter of 2024 compared to $3.2 million in the prior year period. Amortization of intangibles was the result of expenses recognized for intangible assets recorded from previous acquisitions. The decrease from the prior year period is related to certain intangible assets recorded upon the acquisition of Supreme in September 2017 that became fully amortized at December 31, 2023.
Impairment and Other, Net
Impairment and other, net was a nominal net gain for the three month period ended September 30, 2024 compared to a loss of $0.1 million in the prior year period. Activity during the current year period primarily related to the nominal gain on the sale of land and an office building in Goshen, Indiana.
Other Income (Expense)
Interest expense totaled $5.0 million during the third quarter of 2024 and $4.9 million during the third quarter of 2023. Interest expense relates to interest and non-cash accretion charges on our Senior Notes due 2028 and Revolving Credit Agreement.
Other, net for the third quarter of 2024 represented income of $1.4 million as compared to income of $0.8 million for the prior year period. Income for the current and prior year periods primarily relate to interest income.

Income Taxes
We recognized an income tax benefit of $108.4 million in the third quarter of 2024 compared to income tax expense $18.1 million for the same period in the prior year. The effective tax rate for this period was 24.7% compared to a rate of 24.6% for the same period in the prior year. The effective tax rate for both the third quarter of 2024 and the third quarter of 2023 differs from the U.S. Federal statutory rate of 21% primarily due to the impact of state taxes.
Nine Months Ended September 30, 2024 Compared with the Nine Months Ended September 30, 2023
Net Sales
Net sales in the first nine months of 2024 decreased $410.5 million, or 21.2%, compared to the first nine months of 2023. By business segment, prior to the elimination of intercompany sales, sales and related units sold were as follows (dollars in thousands):

	Nine Months Ended September 30,		Change
	2024	2023	Amount	%
	(prior to elimination of intersegment sales)
Sales by Segment
Transportation Solutions	$1,384,639	$1,791,623	$(406,984)	(22.7%)
Parts & Services	156,459	165,647	(9,188)	(5.5%)
Eliminations	(11,172)	(16,870)	5,698
Total	$1,529,926	$1,940,400	$(410,474)	(21.2%)

New Units Shipped	(units)
Trailers	25,330	34,375	(9,045)	(26.3%)
Truck bodies	11,245	11,995	(750)	(6.3%)
Total	36,575	46,370	(9,795)	(21.1%)

Used Units Shipped	(units)
Trailers	45	55	(10)	(18.2%)
TS segment sales, prior to the elimination of intersegment sales, were $1,384.6 million for the first nine months of 2024, a decrease of $407.0 million, or 22.7%, compared to the first nine months of 2023. New trailers shipped during the first nine months of 2024 totaled 25,330 trailers compared to 34,375 trailers in the prior year period, a decrease of 26.3%, which was primarily driven by lower new trailer shipments (primarily dry vans). The decrease in new trailer shipments outpaced the increase in revenue per new trailer unit across all trailer product lines except dry vans, driving the overall decrease in revenue. New truck bodies shipped during the first nine months of 2024 totaled 11,245 truck bodies compared to 11,995 truck bodies in the prior year period, a decrease of 6.3%, despite a slight increase in truck body revenue due to higher revenue per unit.
P&S segment sales, prior to the elimination of intersegment sales, were $156.5 million for the first nine months of 2024, a decrease of $9.2 million, or 5.5%, compared to the first nine months of 2023. The overall decrease in sales for this segment was due primarily to lower sales in our Process Systems and Components businesses which decreased by $10.5 million and $12.1 million, respectively. The overall decrease in sales was partially offset by an increase in sales within our Upfitting Solutions and Services and Aftermarket Parts businesses of $8.7 million and $3.2 million, respectively.
Cost of Sales
Cost of sales was $1,307.8 million in the first nine months of 2024, a decrease of $242.6 million, or 15.6%, compared to the prior year period. Cost of sales is comprised of material costs, a variable expense, and other manufacturing costs, comprised of both fixed and variable expenses, including direct and indirect labor, outbound freight, overhead expenses, and depreciation.
TS segment cost of sales was $1,201.9 million in the first nine months of 2024, a decrease of $244.6 million, or 16.9%, compared to the prior year period. The decrease in cost of sales, which was primarily driven by lower shipment volumes and was due to a decrease in materials costs of $216.9 million, or 21.8%, along with a decrease in certain other manufacturing costs.
P&S segment cost of sales was $117.1 million in the first nine months of 2024, a decrease of $3.7 million, or 3.1%, compared to the prior period. The decrease in cost of sales was primarily driven by lower material costs of $9.8 million due in part to lower sales. This decrease was partially offset by an increase in labor and employee-related costs of approximately $3.8 million compared to the prior year period.

Gross Profit
Gross profit was $222.1 million in the first nine months of 2024, a decrease of $167.9 million from the prior year period. Gross profit as a percentage of net sales was 14.5% for the nine months of 2024, compared to 20.1% for the same period in 2023. Gross profit by segment was as follows (dollars in thousands):

	Nine Months Ended September 30,		Change
	2024	2023	Amount	%
Gross Profit by Segment
Transportation Solutions	$182,738	$345,098	$(162,360)	(47.0%)
Parts & Services	39,375	44,866	(5,491)	(12.2%)
Corporate & Eliminations	—	—	—
Total	$222,113	$389,964	$(167,851)	(43.0%)
TS segment gross profit was $182.7 million for the first nine months of 2024 compared to $345.1 million for the first nine months of 2023. Gross profit, prior to the elimination of intersegment sales, as a percentage of net sales, was 13.2% in the first nine months of 2024 compared to 19.3% in the comparative 2023 period. The overall decrease in gross profit from the prior year period was primarily driven by a decrease in new trailer shipments (primarily our dry van products), resulting in lost sales margins and lower absorption of fixed costs. This was partially offset by decreased fixed cost spending and net price favorability driven primarily by higher pricing across all product lines except dry vans.
P&S segment gross profit was $39.4 million for the first nine months of 2024 compared to $44.9 million for the first nine months of 2023. Gross profit, prior to the elimination of intersegment sales, as a percentage of net sales, was 25.2% in the first nine months of 2024 compared to 27.1% in the 2023 period. The overall decrease in gross profit was primarily related to the decrease in sales in our Process Systems and Components businesses. The increase in gross profit as percentage of net sales in the first nine months of 2024 compared to 2023 was primarily due to material margin improvements.
General and Administrative Expenses
General and administrative expenses for the first nine months of 2024 increased $440.5 million, or 403.4%, from the prior year period. The increase from the prior year period was due driven by the impacts of the Product Liability Matter, partially offset by a decrease of $10.3 million in employee-related costs, including benefits and incentive programs. As a percentage of net sales, general and administrative expenses were 35.9% for the first nine months of 2024 compared to 5.6% for the first nine months of 2023. The overall increase in general and administrative expenses as a percentage of net sales was primarily attributable to the impacts of the Product Liability Matter and lower net sales in 2024.
Selling Expenses
Selling expenses were $22.1 million in the first nine months of 2024, an increase of $1.9 million, or 9.6%, compared to the prior year period. The increase was primarily attributable to an increase of advertising and promotional expenses of approximately $3.2 million. This was partially offset by a decrease in employee-related costs of approximately $0.9 million. As a percentage of net sales, selling expenses were 1.4% for the first nine months of 2024 compared to 1.0% for the first nine months of 2023. The increase in selling expenses as a percentage of net sales was due in part to the increase in advertising and promotional expenses.
Amortization of Intangibles
Amortization of intangibles was $9.1 million for the first nine months of 2024 compared to $9.6 million during the first nine months of 2023. Amortization of intangibles was the result of expenses recognized for intangible assets recorded from previous acquisitions. The decrease from the prior year period is related to certain intangible assets recorded upon the acquisition of Supreme in September 2017 that became fully amortized at December 31, 2023.
Impairment and Other, Net
Impairment and other, net was a net loss of $1.0 million for the nine month period ended September 30, 2024 compared to a nominal loss in the prior year period. Activity during the current year period primarily related to a second quarter impairment of a construction-in-progress project that is no longer expected to be completed.
Interest expense totaled $14.9 million during the first nine months of 2024 compared to $14.9 million in the prior year period. Interest expense relates to interest and non-cash accretion charges on our Senior Notes due 2028 and Revolving Credit Agreement.
Other, net for the first nine months of 2024 represented income of $4.6 million as compared to income of $1.7 million for the prior year period. Income for the current and prior year periods primarily relate to interest income.

Income Taxes
We recognized an income tax benefit of $92.2 million in the first nine months of 2024 compared to income tax expense of $56.3 million for the same period in the prior year. The effective tax rate for this period was 24.6% compared to a rate of 23.7% for the same period in the prior year. For the first nine months of 2024, the effective tax rate differs from the U.S. Federal statutory rate of 21% primarily due to the impact of state taxes while the effective rate of first nine months of 2023 differs primarily due to state taxes net of discrete items incurred related to stock-based compensation.
Liquidity and Capital Resources
Capital Structure
Our capital structure is comprised of a mix of debt and equity. As of September 30, 2024, our debt-to-equity ratio was approximately 2.0:1.0. Our long-term objective is to generate operating cash flows sufficient to support the growth within our businesses and increase shareholder value. This objective will be achieved through a balanced capital allocation strategy of sustaining strong liquidity, maintaining healthy leverage ratios, investing in the business, both organically and strategically, and returning capital to our shareholders. The Board of Directors has designated a Finance Committee for the primary purpose of assisting the Board in its oversight of the Company’s capital structure, financing, investment, and other financial matters of importance to the Company.
During the first nine months of 2024, in keeping with this balanced approach, we paid dividends of approximately $11.3 million and repurchased shares under our Board approved share repurchase program totaling $55.7 million (inclusive of excise tax). Our Revolving Credit Agreement has total revolving commitments of $350.0 million and a maturity date of September 2027, which is the nearest maturity date of our long-term debt. As of September 30, 2024, there were no amounts outstanding under the Revolving Credit Agreement. Collectively, these actions demonstrate our confidence in the financial outlook of the Company and our ability to generate cash flow, both near and long term, and reinforce our overall commitment to deliver shareholder value while maintaining the flexibility to continue to execute our strategic plan for profitable growth and diversification.
Our liquidity position, defined as cash on hand and available borrowing capacity under the Revolving Credit Agreement, amounted to $404.9 million as of September 30, 2024, a decrease of 9% compared to $447.0 million as of September 30, 2023 and a decrease of 22% from $516.1 million as of December 31, 2023. The decrease as of September 30, 2024 compared to September 30, 2023 was primarily attributable to a lower available capacity on the Revolving Credit Agreement and a lower cash balance as of September 30, 2024. The decrease as of September 30, 2024 compared to December 31, 2023 was primarily attributable to a lower cash balance as of September 30, 2024. For the remainder of 2024, we expect to continue our commitment to fund our working capital requirements, capital expenditures, and our Trailers as a Service (TAAS)SM initiative from operations or available borrowing capacity under the Revolving Credit Agreement (as needed). We will continue to maintain our assets to react to any economic and/or industry changes, while also responsibly returning capital to our shareholders. We will continue to move rapidly to adjust to the current environment, including to the softening of demand for certain of our products, to preserve the strength of our balance sheet, while prioritizing the safety of our employees and ensuring the liquidity and financial well-being of the Company.
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
The Indenture contains customary events of default, including payment defaults, breaches of covenants, failure to pay certain judgments and certain events of bankruptcy, insolvency and reorganization. If an event of default occurs and is continuing, the principal amount of the Senior Notes, plus accrued and unpaid interest, if any, may be declared immediately due and payable. These amounts automatically become due and payable if an event of default relating to certain events of bankruptcy, insolvency or reorganization occurs. As of September 30, 2024, we were in compliance with all covenants.
Contractual coupon interest expense and accretion of fees for the Senior Notes for each three- and nine-month period ended September 30, 2024 was $4.5 million and $0.2 million, and $13.5 million and $0.5 million, respectively. Contractual coupon interest expense and accretion of fees for the Senior Notes for each three- and nine-month period ended September 30, 2023 was $4.5 million and $0.2 million, and $13.5 million and $0.5 million, respectively. Contractual coupon interest expense and accretion of fees for the Senior Notes are included in Interest expense in our Condensed Consolidated Statements of Operations.
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
The Revolving Credit Agreement contains customary covenants limiting our ability and certain of our subsidiaries to, among other things, pay cash dividends, incur debt or liens, redeem or repurchase stock, enter into transactions with affiliates, merge, dissolve, repay subordinated indebtedness, make investments and dispose of assets. In addition, we will be required to maintain a minimum fixed charge coverage ratio of not less than 1.0 to 1.0 as of the end of any period of 12 fiscal months when excess availability under the Revolving Credit Agreement is less than the greater of (a) 10.0% of the lesser of (i) the total revolving commitments and (ii) the borrowing base (such lesser amount, the “Line Cap”) and (b) $25 million. As of September 30, 2024, we were in compliance with all covenants.
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
Our liquidity position, defined as cash on hand and available borrowing capacity on the Revolving Credit Agreement, amounted to $404.9 million as of September 30, 2024 and $516.1 million as of December 31, 2023.
During the three-month period ended September 30, 2024, we had payments of principal totaling $0.3 million and borrowings of principal totaling $0.3 million. During the nine-month period ended September 30, 2024, we had payments of principal totaling $0.7 million and borrowings of principal totaling $0.7 million. As of September 30, 2024, there were no amounts outstanding under the Revolving Credit Agreement.
During the three-month period ended September 30, 2023, we had payments of principal totaling $0.3 million and borrowings of principal totaling $0.3 million. During the nine-month period ended September 30, 2023, we had payments of principal totaling $104.0 million and borrowings of principal totaling $104.0 million. As of September 30, 2023, there were no amounts outstanding under the Revolving Credit Agreement.
Interest expense under the Revolving Credit Agreement for the three- and nine-month periods ended September 30, 2024 was approximately $0.2 million and $0.6 million, respectively. During the three- and nine-month periods ended September 30, 2023, interest expense under the Revolving Credit Agreement was approximately $0.2 million and $0.7 million, respectively. Interest expense under the Revolving Credit Agreement is included in Interest expense in our Condensed Consolidated Statements of Operations.
Cash Flows
Cash provided by operating activities for the first nine months of 2024 totaled $36.4 million, compared to providing $204.6 million during the same period in 2023. Cash provided by operations during the current year period was the result of net loss adjusted for various non-cash activities including depreciation, amortization, deferred income taxes, stock-based compensation, equity in loss of unconsolidated entity, legal matter expense and a $75.3 million increase in working capital. Changes in key working capital accounts for 2024 and 2023 are summarized below (in thousands):

	Nine Months Ended September 30,
	2024	2023	Change
Source (Use) of cash:
Accounts receivable	$(55,667)	$44,396	$(100,063)
Inventories	7,036	(100,422)	107,458
Accounts payable and accrued liabilities	(23,990)	39,277	(63,267)
Net use of cash	$(72,621)	$(16,749)	$(55,872)

Accounts receivable increased $55.7 million in the first nine months of 2024 as compared to a $44.4 million decrease in the prior year period. Days sales outstanding, a measure of working capital efficiency that measures the amount of time a receivable is outstanding, was 47 days and 30 days for the three months ended September 30, 2024 and 2023, respectively. The increase in accounts receivable during the first nine months of 2024 compared to 2023 was primarily due to the timing of shipments and receipt of customer payments. Inventory decreased by $7.0 million during the first nine months of 2024 as compared to an increase of $100.4 million in the 2023 period. Our inventory turns, a commonly used measure of working capital efficiency that measures how quickly inventory turns per year, was approximately 7 times in each of the 2024 and 2023 periods. The decrease in inventory for the 2024 period was primarily attributable to lower raw material inventory due to lower production in 2024 versus 2023. Accounts payable and accrued liabilities decreased by $24.0 million during the first nine months of 2024 compared to an increase of $39.3 million for the same period in 2023. Days payable outstanding, a measure of working capital efficiency that measures the amount of time a payable is outstanding, was 41 days for the three months ended September 30, 2024 compared to 36 days for the three months ended September 30, 2023.
Investing activities used $59.6 million during the first nine months of 2024, as compared to using $89.0 million during the same period in 2023. Investing activities for the first nine months of 2024 related to capital expenditures for property, plant, and equipment of $50.8 million and an additional $10.2 million of investments into unconsolidated entities. Investing activities for the first nine months of 2023 related to capital expenditures for property, plant, and equipment of $85.1 million and $4.0 million of expenditures for revenue generating assets. Proceeds from the sale of assets for the first nine months of 2024 totaled $2.8 million. In the first nine months of 2023, investing activities included no proceeds from the sale of assets.
Financing activities used $74.2 million during the first nine months of 2024 as compared to using $68.5 million during the same period in 2023. Net cash used by financing activities during the current year period primarily relates to common stock repurchases and withholdings of $62.3 million and cash dividend payments of $11.3 million. Borrowings under our Revolving Credit Agreement totaled $0.7 million, which were fully offset by principal, interest, and unused fee payments made under our Revolving Credit Agreement totaling $0.7 million. Net cash used by financing activities during the first nine months of 2023 primarily related to common stock repurchases and withholdings of $55.9 million and cash dividend payments to our shareholders of $12.2 million. In addition, borrowings under our Credit Agreement totaled $104.0 million, fully offset by principal, interest, and unused fee payments made under our Credit Agreement of $104.0 million.
As of September 30, 2024, our liquidity position, defined as cash on hand and available borrowing capacity under our Revolving Credit Agreement, amounted to $404.9 million, representing a decrease of $42.1 million or 9% compared to September 30, 2023 and a decrease of $111.2 million or 22% compared to December 31, 2023. The decrease as of September 30, 2024 compared to September 30, 2023 was attributable to a lower available capacity on the Revolving Credit Agreement and a lower cash balance as of September 30, 2024. The decrease as of September 30, 2024 compared to December 31, 2023 was primarily attributable to a lower cash balance as of September 30, 2024 which decreased by $97.4 million. Total debt obligations amounted to $400.0 million as of September 30, 2024.
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
Capital Expenditures
Capital spending related to property, plant, and equipment amounted to approximately $50.8 million for the first nine months of 2024. In addition, there were $1.4 million expenditures for revenue generating assets for the first nine months of 2024.
We believe our capital expenditures for 2024 related to property, plant, and equipment will be in the range of $70 to $80 million, while capital expenditures supporting our Trailers as a Service (TAAS)SM growth initiative with revenue generating assets are expected to be in the range of $10 to $20 million. Capital spending for 2024 is expected to be utilized to support our growth strategies (including TAAS) as well as our maintenance and productivity improvement initiatives within our facilities.
Goodwill
We considered whether there were any indicators of impairment during the three and nine months ended September 30, 2024 and concluded there were none.

Contractual Obligations and Commercial Commitments
A summary of payments of our contractual obligations and commercial commitments, both on and off balance sheet, as of September 30, 2024 are as follows (in thousands):

	2024	2025	2026	2027	2028	Thereafter	Total
Debt:
Revolving Credit Agreement (due 2027)	$—	$—	$—	$—	$—	$—	$—
Senior Notes (due 2028)	—	—	—	—	400,000	—	400,000
Interest payments on Revolving Credit Agreement and Senior Notes due 2028[1]	9,000	18,000	18,000	18,000	18,000	—	81,000
Total debt	9,000	18,000	18,000	18,000	418,000	—	481,000
Other:
Operating Leases	3,202	12,268	11,132	6,134	2,550	1,428	36,714
Total other	3,202	12,268	11,132	6,134	2,550	1,428	36,714
Other commercial commitments:
Letters of Credit	4,940	—	—	—	—	—	4,940
Raw Material Purchase Commitments	19,100	—	—	—	—	—	19,100
Chassis Agreements and Programs	33,917	—	—	—	—	—	33,917
Total other commercial commitments	57,957	—	—	—	—	—	57,957
Total obligations	$70,159	$30,268	$29,132	$24,134	$420,550	$1,428	$575,671
1 Future interest payments on variable rate long-term debt (if any) are estimated based on the rate in effect as of September 30, 2024, and only include interest payments (not unused line fees). However, as of September 30, 2024, there was no variable rate debt (Revolving Credit Agreement) outstanding.
Borrowings under the Revolving Credit Agreement bear interest at a variable rate based on the Secured Overnight Financing Rate (“SOFR”) or a base rate determined by the lender’s prime rate plus an applicable margin, as defined in the agreement. Any outstanding borrowings under the Revolving Credit Agreement bear interest at a rate, at our election, equal to (i) adjusted term SOFR plus a margin ranging from 1.25% to 1.75% or (ii) a base rate plus a margin ranging from 0.25% to 0.75%, in each case depending upon the monthly average excess availability under the Revolving Credit Agreement. We are required to pay a monthly unused line fee equal to 0.20% times the average daily unused availability along with other customary fees and expenses of our agent and lenders. During the nine-month period ended September 30, 2024, we had borrowings of principal and payments of principal totaling $0.7 million under the Revolving Credit Agreement. As of September 30, 2024, there were no amounts outstanding under the Revolving Credit Agreement.
The Senior Notes due 2028 bear interest at the rate of 4.5% per annum from the date of issuance, payable semi-annually on April 15 and October 15.
Operating leases represent the total future minimum lease payments that have commenced. As of September 30, 2024, obligations related to operating leases that we have executed but have not yet commenced were nominal.
We have standby letters of credit totaling $4.9 million issued in connection with workers compensation claims and surety bonds.
We have $19.1 million in purchase commitments through December 2024 for various raw material commodities, including aluminum, steel, polyethylene and nickel as well as other raw material components which are within normal production requirements.

We obtain vehicle chassis for our specialized vehicle products directly from the chassis manufacturers under converter pool agreements. Chassis are obtained from the manufacturers based on orders from customers, and to a lesser extent, for unallocated orders. Although each manufacturer’s agreement has different terms and conditions, the agreements generally state that the manufacturer will provide a supply of chassis to be maintained from time to time at our various facilities with the condition that we will store such chassis and will not move, sell, or otherwise dispose of such chassis except under the terms of the agreement. The manufacturer transfers the chassis to us on a “restricted basis,” retaining the sole authority to authorize commencement of work on the chassis and to make certain other decisions with respect to the chassis including the terms and pricing of sales of the chassis to the manufacturer’s dealers. The manufacturer also does not transfer the certificate of origin to us nor permit us to sell or transfer the chassis to anyone other than the manufacturer (for ultimate resale to a dealer). Although we are party to related finance agreements with manufacturers, we have not historically settled, nor expect to in the future settle, any related obligations in cash. Instead, the obligation is settled by the manufacturer upon reassignment of the chassis to an accepted dealer, and the dealer is invoiced for the chassis by the manufacturer. Accordingly, as of September 30, 2024 our outstanding chassis converter pool with the manufacturer totaled $32.6 million and we have included this financing agreement on our Condensed Consolidated Balance Sheets within Prepaid expenses and other and Other accrued liabilities. All other chassis programs are handled as consigned inventory belonging to the manufacturer and totaled approximately $1.3 million. Under these agreements, if the chassis is not delivered to a customer within a specified time frame, we are required to pay a finance or storage charge on the chassis. Additionally, we receive finance support funds from manufacturers when the chassis are assigned into our chassis pool. Typically, chassis are converted and delivered to customers within 90 days of our receipt of the chassis.
Backlog
Orders that have been confirmed by customers in writing and have defined delivery timeframes are included in our backlog. Orders that comprise our backlog may be subject to changes in quantities, delivery, specifications, terms, or cancellation. The following table presents backlog information as of September 30, 2024, December 31, 2023, and September 30, 2023 (in millions):

	September 30, 2024	December 31, 2023	Change	September 30, 2024	September 30, 2023	Change
12-month backlog	$672	$1,589	(58)%	$672	$1,447	(54)%
Total backlog	$1,020	$1,895	(46)%	$1,020	$1,857	(45)%
The decrease in rolling 12-month backlog and total backlog from December 31, 2023 is primarily attributable to the fulfillment of orders during the first nine months of 2024 outpacing new orders. The decrease in rolling 12-month backlog and total backlog from September 30, 2023 is primarily related to the softened new trailer and truck body demand stemming from uncertainty in the 2024 markets.
We continue to believe that our long-term relationship agreements with certain strategic customers will provide a good base of backlog for years to come. Refer to the “Outlook” section below for additional details related to industry and market conditions.
Outlook
The trailer industry generally follows the transportation industry’s cycles. According to ACT Research Company (“ACT”), total United States trailer production in 2023 was approximately 318,000 trailers, a 3.2% increase from 2022. While there remains uncertainty in the industry, including but not limited to overall economic conditions and softening of demand for certain of our products, current estimates from ACT and FTR Associations (“FTR”) for 2024 United States trailer production are 235,000 and 228,000, respectively, representing a 26.1% and 27.4% decrease, respectively compared to 2023.
ACT is forecasting annual new trailer production levels for 2025, 2026, 2027, 2028, and 2029 of approximately 221,000, 262,000, 302,000, 307,000, and 291,000, respectively. In addition, FTR is forecasting annual new trailer production levels of 253,000 and 290,000 for 2025 and 2026, respectively. These estimates are generally consistent with historical trailer industry production levels. However, overall economic uncertainty and softening demand in the industry for certain of our products could continue to impact these estimates. This uncertainty and softening are evident in the ACT and FTR forecasts, particularly for 2024 production. However, we believe that our strategic plan and actions taken over the last several years have positioned us to remain well-suited to adapt to changes in the industry and demand environment due to our strong balance sheet, liquidity profile, and diversification.

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
Commodity Prices
We are exposed to fluctuation in commodity prices through the purchase of various raw materials that are processed from commodities such as aluminum, steel, lumber, nickel, copper, and polyethylene. Given the historical volatility of certain commodity prices, this exposure can significantly impact product costs. We manage some of our commodity price changes by entering into fixed price contracts with our suppliers and through financial derivatives. To the extent that we are unable to offset the increased commodity costs in our product prices, our results would be materially and adversely affected. As of September 30, 2024, we had $19.1 million in raw material purchase commitments through December 2024 for materials that will be used in the production process, as compared to $35.7 million as of December 31, 2023. We typically do not set prices for our products more than 45-90 days in advance of our commodity purchases and can, subject to competitive market conditions, take into account the cost of the commodity in setting our prices for each order. As of September 30, 2024, a hypothetical ten percent change in commodity prices based on our raw material purchase commitments through December 2024 would result in a corresponding change in cost of goods sold of approximately $1.9 million. This sensitivity analysis does not account for the change in the competitive environment indirectly related to the change in commodity prices and the potential managerial action taken in response to these changes.
Interest Rates
As of September 30, 2024, we had no floating rate debt outstanding under our Revolving Credit Agreement. The only other outstanding debt on our Condensed Consolidated Balance Sheets as of September 30, 2024 were the Senior Notes, which carry a fixed interest rate of 4.50%. Based on the current borrowings under our Revolving Credit Agreement, a hypothetical 100 basis-point change in the floating interest rate would result in no corresponding change in interest expense over a one-year period. This sensitivity analysis does not account for the change in the competitive environment indirectly related to the change in interest rates and the potential managerial action taken in response to these changes.

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

Item 4. Controls and Procedures
Disclosure Controls and Procedures
Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective as of September 30, 2024.
Changes in Internal Controls over Financial Reporting
There were no changes in the Company’s internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the third quarter of fiscal year 2024 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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
We are currently involved in a product liability action and the unfavorable jury verdict could have a material adverse effect on our financial condition, results of operations, cash flows and business.
On October 6, 2020, the Company was named as a co-defendant in a lawsuit, Eileen Williams, Elizabeth Perkins, et al. v. Wabash National Corporation, et al., filed in the Circuit Court of the City of St. Louis, Missouri (the “Product Liability Matter”). The case related to a 2019 motor vehicle accident in which a passenger vehicle with an unobstructed view struck the back of a nearly stopped 2004 Wabash trailer that was operated by co-defendant GDS Express Inc. at the time of the accident. On September 5, 2024, a jury awarded compensatory damages of $12 million and punitive damages of $450 million (the “Award”) against the Company in the Product Liability Matter.
If we are unable to substantially reduce the Award prior to the entry of a final judgment by the court or otherwise successfully appeal, the Award could materially and adversely affect the Company’s financial condition, results of operations, cash flows and business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Our Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Amount That May Yet Be Purchased Under the Plans or Programs ($ in millions)
July 1 - 31, 2024	412,319	$21.75	412,319	$142.2
August 1 - 31, 2024	420,512	$19.41	419,598	$133.9
September 1 - 30, 2024	58,962	$19.07	58,962	$132.8
Total	891,793	$20.47	890,879	$132.8
On February 15, 2024, the Company announced that the Board of Directors approved the repurchase of an additional $150 million in shares of common stock over a three-year period. This authorization was an increase to the previous $150 million repurchase program approved in August 2021 and the previous $100 million repurchase programs approved in November 2018, February 2017, and February 2016. The repurchase program is set to expire in February 2027. For the quarter ended September 30, 2024, we repurchased 890,879 shares pursuant to our repurchase program. Additionally, during this period there were 914 shares repurchased to cover minimum employee tax withholding obligations upon the vesting of restricted stock awards.

Item 5. Other Information
(c)
During the third quarter of 2024, none of our directors or executive officers adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408(a) of Regulation S-K) except as set forth in the table below.

Name and Title	Action Taken	Date	Type of Trading Arrangement (1)	Duration of Trading Arrangement (2)	Aggregate Number of Shares to be Sold
Brent L. Yeagy, President, Chief Executive Officer	Adoption	9/03/2024	Rule 10b5-1 trading arrangement	12/31/2025
Up to 145,813 shares of common stock owned outright and up to 100% of the shares to be issued upon settlement of performance share units earned in 2025 for the performance period 2022-2024 (which, at maximum performance, would represent 213,872 shares) (3)

(1) Each trading arrangement marked as a Rule 10b5-1 trading arrangement is intended to satisfy the affirmative defense of Rule 10b5-1(c).
(2) Each trading arrangement permits transactions through and including the earlier to occur of the completion of all sales under the trading arrangement or the date listed in the table.
(3) The number of performance share units earned in 2025 for the performance period 2022-2024, and the number of shares issued and available for sale, depends on performance outcomes during a performance period ending on December 31, 2024, so the aggregate number of shares that may be sold is currently undetermined.

Item 6. Exhibits

(a)	Exhibits
	10.1	Transition Agreement between Wabash National Corporation and Dustin T. Smith, dated as of August 19, 2024(1)*
	31.1	Certification of Principal Executive Officer
	31.2	Certification of Principal Financial Officer
	32.1	Written Statement of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)
101
The following materials from Wabash National Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 are filed herewith, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at September 30, 2024 and December 31, 2023, (ii) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2024 and 2023, (iii) the Condensed Consolidated Statements of Comprehensive (Loss) Income for the three and nine months ended September 30, 2024 and 2023, (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2024 and 2023, (v) the Condensed Consolidated Statements of Stockholders’ Equity for the three and nine months ended September 30, 2024 and 2023, (vi) Notes to Condensed Consolidated Financial Statements and (iv) the information included in Part II, Item 5(c). The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

	104	Cover Page Interactive Data File (formatting as Inline XBRL and contained in Exhibit 101)

* Management contract or compensatory plan
(1) Incorporated by reference to the Registrant’s Form 8-K filed on August 20, 2024 (File No. 001-10883)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WABASH NATIONAL CORPORATION

Date: October 24, 2024	By:	/s/ Patrick Keslin
Patrick Keslin
Senior Vice President and Chief Financial Officer (Principal Financial Officer)