Form 10-K
period 2024-12-31
WABASH NATIONAL Corp
filed 2025-02-18
CIK 879526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.1D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2024 was approximately $952,007,497 based upon the closing price of the Company’s common stock as quoted on the New York Stock Exchange composite tape on such date.
The number of shares outstanding of the registrant’s common stock as of February 13, 2025 was 42,449,835.
Part III of this Form 10-K incorporates by reference certain portions of the registrant’s Proxy Statement for its Annual Meeting of Stockholders to be filed within 120 days after December 31, 2024.

WABASH NATIONAL CORPORATION
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2024

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
▪the highly cyclical nature of our business and impact of economic conditions on markets, customers, and demand for our products;
▪changes in our customer relationships or in the financial condition of our customers;
▪our backlog and indicators of the level of our future revenues;
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

PART I
ITEM 1—BUSINESS
Overview
Wabash National Corporation, which we refer to herein as “Wabash,” the “Company,” “us,” “we,” or “our,” is Changing How the World Reaches You®. Wabash was founded in 1985 and incorporated as a corporation in Delaware in 1991, with its principal executive offices in Lafayette, Indiana, as a dry van trailer manufacturer. Today we combine physical and digital technologies to deliver innovative, end-to-end solutions that optimize supply chains across transportation, logistics, and infrastructure markets.
To that end, we design and manufacture a diverse range of products supporting first-to-final mile operations, including dry freight and refrigerated trailers, platform trailers, tank trailers, dry and refrigerated truck bodies, structural composite panels, and specialty food grade processing equipment. In addition, through the Wabash Marketplace and Wabash Parts, customers gain access to a nationwide parts and service network, Trailers as a Service (TaaS)℠, and advanced tools designed to streamline operations and drive growth. We have achieved this diversification through acquisitions, organic growth, and product innovation.
We believe our position as a leader in our key industries is the result of longstanding relationships with our core customers, our demonstrated ability to attract new customers, our broad and innovative product lines, our engineering leadership, and our extensive dealer and preferred partner network. More importantly, we believe our leadership position is indicative of the Values and Leadership Principles that guide our actions.
At Wabash, it is our focus on people, purpose, and performance that drives us to do better. Our Purpose is to change how the world reaches you; our Vision is to be a premier provider of diverse solutions that optimize customers’ end-to-end supply chains across transportation, logistics, and infrastructure markets and our Mission is to transform Wabash into a dynamic growth organization by merging physical and digital technology to seamlessly serve our customers through a connected ecosystem of partners.
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

Wabash Management System
The Wabash Management System (WMS) is our comprehensive approach to improving how we work every day. It's a set of principles, processes, and tools designed to help us solve problems at their root cause, reduce waste, and continuously improve our operations. WMS isn't just about following procedures; it is about cultivating a culture where everyone, from the shop floor to the office, is empowered to identify issues, suggest solutions, and make improvements. Our WMS principles lead "The Way," guiding our actions and decisions. These principles are supported by disciplines and processes, which, in turn, are reinforced by tools and capabilities. Combined, these principles, disciplines, processes, tools, and capabilities produce breakthrough results. Our seven key disciplines include the following: Strategic Deployment Process, Project Management, Change Management, Problem-Solving, Digital, Functional Excellence and Enterprise Processes. It is through these disciplines that we create a “One Wabash” approach for our employees and customers, add new business capabilities, and enable profitable growth. WMS puts our culture into action through a Lean mindset and respect for all, inspiring every employee to actively contribute to our enterprise transformation.
After many successful years of facilitating our popular WMS Champion Training Program, it became clear that the time had come to take things to the next level. While the Champion program provided a great introduction—a "taste" of what the Wabash Management System has to offer—we recognized the need for a more robust and actionable learning experience. Something deeper. Something that equips every learner with the skills to not only understand WMS but to truly apply it in ways that create lasting impact.
That’s why we developed a new training program designed to focus on the foundational purpose and principles of WMS, while also leading learners through the basics of each discipline. This isn’t just about theory—it’s about giving employees a clear, structured pathway to mastery in the areas that will benefit the employees and Wabash. WMS University is built to provide real, actionable learning that employees can utilize immediately. Through a blend of online courses, structured learning paths, interactive virtual sessions, and hands-on in-person training, the learning curriculum guides employees from grasping the fundamentals of the system to applying its disciplines, processes, and tools in real-world scenarios. WMS University provides the resources and support employees need to gain the capability to succeed.
In 2022, in partnership with Purdue University, we developed a curriculum for WMS Facilitator training. Since that time, we have trained and certified over 200 facilitators as of December 2024. We have hosted numerous training sessions in 2024 and have over 300 practitioners for several of our disciplines. Company-wide, we have frequent WMS communication and engagement sessions, to keep the Wabash Management System at the forefront of everything we do.
Our One Wabash organizational structure enables long-term growth for the Company with an intense focus on value streams, streamlined processes, product innovation, and a consistent, superior experience for all customers who seek our solutions in the transportation, logistics and infrastructure markets. The value streams leverage the power of our processes to close the cycle of customer needs and customer fulfillment.
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

Transportation Solutions	Parts & Services
■ Dry & Refrigerated Van Trailers	■ Aftermarket Parts & Services
■ Platform Trailers	■ Truck Body Upfitting Solutions
■ Tank Trailers	■ Food, Dairy, and Beverage Equipment
■ Truck-Mounted Dry & Refrigerated Truck Bodies	■ DuraPlate® Components & Parts
■ EcoNex™ Trailers & Truck Bodies	■ Wabash Parts LLC and Linq Venture Holdings LLC (See Note 6 in the Notes to Consolidated Financial Statements)
■ Trailers as a Service (TaaS)SM (See Additional Information Below)

Transportation Solutions
The TS segment comprises the design and manufacturing operations for the Company’s transportation-related equipment and products. This includes dry and refrigerated van trailers, platform trailers, and the Company’s wood flooring production facility. The Company’s EcoNex™ products, which are part of the Company’s Acutherm™ portfolio of solutions designed for intelligent thermal management, are also reported in the TS segment. Additionally, the TS segment includes tank trailers and truck-mounted tanks. Finally, truck-mounted dry and refrigerated bodies, as well as service and stake bodies, are also included in the TS segment. Refer to the “Products” section below for additional information and details related to the TS segment’s product offerings.
Parts & Services
The P&S segment comprises the Company’s Parts & Services business, as well as the Upfitting Solutions and Services business (a component of our Truck Bodies business). Additionally, the Company’s Composites business, which focuses on the use of DuraPlate® composite panels beyond the semi-trailer market, is also part of the P&S segment. This segment also includes the Wabash Parts LLC and Linq Venture Holdings LLC entities, which we created with our partners as further described in Note 6 in the Notes to Consolidated Financial Statements. Our Trailers as a Service (TaaS)SM initiatives, which combine our market-leading trailer products with emerging capabilities like parts distribution and a growing maintenance and repair network to provide a valuable suite of services to our customers, are included in the P&S segment as well. Finally, the P&S segment includes the Company’s Engineered Products business, which manufactures stainless-steel storage tanks and silos, mixers and processors for a variety of end markets. Growing and expanding our parts and services offerings continues to be a key strategic initiative for the Company. Refer to the “Products” section below for additional information and details related to the P&S segment’s product offerings.
Strategy
Our mission is to transform Wabash into a dynamic growth organization by merging physical and digital technology to seamlessly serve our customers through a connected ecosystem of partners. As a part of this mission, we will focus on the following areas:
▪Expanding customer value through focus and execution of our first-to-final mile solutions - Our first-to-final mile portfolio of products creates simplicity for customers managing through significant industry change and we will expand our focus to address critical pain points for our customers.
▪Parts & Service growth - By growing our more recurring revenue business, we expect to achieve a larger base of less cyclical sales and profit to provide a more meaningful offset to the cycles we’ve historically seen in our Transportation Solutions business. A key part of this has been the ongoing development of our Wabash Parts joint venture with HTI, our Wabash Marketplace joint venture with Fernweh Group and the continued broadening of our Ecosystem, which includes customers, suppliers, dealers and technology partners. As these initiatives mature, they will allow us to better balance the cyclicality profile of our business portfolio and they will also transform how we deliver value to our customers.
▪Embedding advanced digital capabilities to create differentiated customer experiences - This will enable us to offer innovative solutions that set us apart from the competition and will harness data-driven insights and automate processes.
▪Being an integrator of a growing ecosystem to accelerate growth and increase value for customers - The continued broadening of our Ecosystem allows Wabash to uniquely engage across customers, suppliers, dealers and technology partners. By leveraging our growing ecosystem to navigate shifts and seize emerging opportunities, we’re in the early innings of using our competencies as an integrator to develop innovative solutions to industry challenges. Our goal across these ecosystem partnerships is to move beyond transactional relationships to enable networks of stakeholders to co-create innovations larger than any one organization could achieve alone.
Our commitment to driving customer-centric innovation and building a dynamic ecosystem of partners positions us to deliver profitable growth and adaptability in an evolving industry landscape. By combining physical and digital technologies, we empower our customers to navigate challenges and seize opportunities.
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
Capital Allocation Strategy
We believe that a balanced and disciplined capital allocation strategy is necessary to support our growth initiatives and create shareholder value. The objectives and goals of the Company’s capital allocation strategy are summarized below:

Maintain Liquidity:	▪ Manage the business for the long-term
▪ Continue to be equipped for changes in market conditions and strategic growth opportunities

Debt Management:	▪ Maintain healthy leverage ratios

Reinvest for Growth:	▪ Fund capital expenditures and research and development that optimize strategic capacity to support demand as well as support our productivity initiatives

Dividends:	▪ Maintain our regular dividend which has been paid for the last eight consecutive years

Share Repurchases:	▪ Offset dilution from stock-based compensation
▪ Opportunistically repurchase shares
Industry and Competition
Trucking in the U.S., according to the American Trucking Association (“ATA”), was estimated to be a $906 billion industry in 2024, representing a decrease of approximately 4% from ATA’s 2023 estimate. Trailer demand is a direct function of the amount of freight to be transported. To monitor the state of the industry, we evaluate a number of indicators related to trailer manufacturing and the transportation industry. Recent trends we have observed include the following:
The most recent estimates from industry forecasters ACT Research Co. (“ACT”) and FTR Associates (“FTR”) indicate total United States trailer production levels for 2024 of approximately 235,000 and 224,000, respectively, which represents a decrease of approximately 26.1% and 28.7%, respectively, from 2023 production levels.
Current estimates from ACT and FTR for 2025 United States trailer production are 217,000 and 234,000, respectively, representing a decrease of approximately 7.7% and an increase of 4.5%, respectively, versus 2024. These estimates are generally in-line with our expectations as trailer manufacturers manage a continued softening of 2025 demand compared to previous years.
ACT is forecasting annual new trailer production levels for 2026, 2027, 2028, and 2029 of approximately 255,000, 302,000, 307,000, and 289,000, respectively. In addition, FTR is forecasting annual new trailer production levels of 280,000 in 2026. These estimates are generally more consistent with historical trailer industry production levels, and in some years higher than historical production levels. However, overall economic uncertainty and softening demand in the industry for certain of our products could continue to impact these estimates. This uncertainty and softening are evident in the ACT and FTR forecasts, particularly for 2025 production. However, we believe that our strategic plan and actions taken over the last several years have positioned us to remain well-suited to adapt to changes in the industry and demand environment due to our strong balance sheet, liquidity profile, and diversification. Additional discussion and analysis is included under the section titled "Industry Trends" included within Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Annual Report on Form 10-K.
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
Human Capital Resources and Management
As of December 31, 2024, we had approximately 6,000 Wabash employees. Throughout 2024, essentially all of our active employees were non-union. Our temporary employees represented less than 1% of our overall production workforce as of December 31, 2024.
We believe our commitment to our human capital resources is key to our mission, and our people are at the core of our Values and Leadership Principles. The Company’s executives (the “Senior Leadership Team”), including the President and Chief Executive Officer, are responsible for developing and executing the Company’s human capital strategy. This includes the attraction, acquisition, development, and engagement of talent to deliver on the Company’s strategy and the design of employee compensation and benefits programs. The Senior Leadership Team is also responsible for developing and integrating the Company’s diversity and inclusion roadmap. In addition, regular updates are provided to the Company’s Board of Directors and its committees on the operation and status of human capital trends and activities. Key areas of focus for the Company include:
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
▪Talent Development – One of our Company values is Always Learn. We put that into practice by offering our own welding and skills training courses, self-directed learning modules and an executive leadership development program at no cost to employees. Additionally, we host a wide variety of learning and development opportunities through our custom-tailored Learning Management System — Wabash U. Our employees have access through an online portal to thousands of self-directed and instructor-led courses on a variety of professional development topics. As of 2024, Wabash U offers employees access to over 18 hours of Wabash Management System (WMS) courses tailored specifically to Wabash. This includes more than 40 courses, with plans to expand the offerings further in the coming year.
Targeted learning and development opportunities are also created through external partnerships, including special development programs for front line leaders (with over 500 trained since the program began in 2022), as well as focused executive development across a variety of topics. Full-time Wabash employees can pursue various courses, undergraduate and graduate degree programs, or relevant certifications at an accredited college or university without added financial burden by using our Accelerator tuition reimbursement program. We provide all employees a wide range of professional development experiences, both formal and informal, at all stages in their careers. In addition, Wabash employees and dependents of employees are eligible for a variety of scholarships offered by Wabash and the industry associations to which we belong. We support the youth in our communities through program funding, training programs, internships, co-ops, and our emerging leadership development programs.
▪Focus on Safety – At Wabash, safety is our first priority. We prioritize the safety of our employees, our customers, and our communities. We demonstrate our commitment to safety by investing in innovations that help protect people who operate our equipment. In addition, we partner with other manufacturers in the industry to further promote safety by sharing best practices and ideas for implementing higher standards.

We continually focus on reducing the frequency and severity of workplace injuries and improving the workplace environment for our employees. We provide ongoing safety training and development at our production facilities, which are designed to educate and empower our employees with the knowledge and tools necessary to make safe choices and mitigate risks. Our employees are encouraged and expected to identify safety opportunities and report near-misses through our safety good catch program. The Company utilizes a mixture of leading and lagging indicators to assess the health and safety performance of its operations. We measure OSHA Total Recordable Incident Rate (“TRIR”), which in 2024, was 5.5. We also measure our Blueprint for Excellence, which assesses a facility’s overall safety program and identifies key areas of improvement. The “Blueprint” is one of our leading indicators that helps our plants proactively measure their safety culture. Wabash utilizes a software platform (Ideagen) to strategically mitigate safety risks by understanding historical data and driving business decisions based on actionable insights and advanced analytics.
Our safety awards include:
◦2023 Truck Trailer Manufacturers Association Plant Safety Awards (Cadiz, Kentucky, and San José Iturbide, Guanajuato, Mexico)
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
◦2018 Truck Trailer Manufacturers Association Plant Safety Award (San José Iturbide, Guanajuato, Mexico)
◦2017 Kentucky Governor’s Safety and Health Award (Cadiz, KY)
◦2016 Truck Trailer Manufacturers Association Plant Safety Awards (New Lisbon, WI, and San José Iturbide, Guanajuato, Mexico)
▪Health and Wellness – The well-being of our employees is vital to our success. We offer a range of innovative, flexible and convenient programs aimed at supporting our employees’ holistic well-being. These programs provide tools and resources to help employees on their healthcare journey fostering engagement in beneficial, well-being-focused behaviors.
▪Diversity and Inclusion – Wabash is committed to having a workforce that is diverse and embraces inclusion at all levels, reflecting the diversity of our customers and the varied environments in which we conduct business around the globe. Recognizing, valuing, and fully leveraging our different perspectives and backgrounds to achieve our business goals demonstrates our inclusive culture and is part of our Leadership Principles (“Embrace Diversity and Inclusion”). We need inclusion and diversity to achieve our targeted business results and fulfill our vision of being a premier provider of diverse solutions that optimize customers’ end-to-end supply chains across transportation, logistics and infrastructure markets. Openness to diversity widens our access to the best talent, and inclusion allows us to engage that talent fully. In addition, we place special focus on preventing pay imbalances among genders, including proactive adjustments to pay, titles, and/or benefits to prevent gender pay gaps.
In 2024, 61% of our total hourly hires were women and/or minorities, and 54% of total salaried hires in 2024 were women and/or minorities.
▪Compensation and Benefits – At Wabash, we are redefining total compensation and benefits into a holistic compensation, benefits and well-being offering with a forward-thinking approach that sets us apart. We do not just aim for market competitiveness—we lead with innovation ensuring our employees are rewarded not only fairly but in ways that inspire growth and performance. Our commitment to equity, excellence and future-focused solutions drives everything we do creating a workplace where our employees thrive and accomplishments are shared. The holistic compensation philosophy is designed to:
◦Attract and retain talent by offering competitive pay to attract skilled employees essential for our growth.
◦Reward performance by recognizing and incentivizing contributions that drive the Company’s success with transparency to each piece of an employee’s compensation.

◦Align outcomes by linking compensation to our values and leadership principles alongside Company and individual performance to foster shared achievements.
In addition, other programs can include annual bonuses, stock-based compensation awards, a 401(k) plan and non-qualified deferred compensation plan with employee matching opportunities, healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, adoption assistance, paid family leave, family care resources, flexible work schedules, safety shoe and prescription safety glass programs, an employee assistance program, and tuition assistance, among many others.
▪Community Involvement – Wabash's Community Impact program combines volunteer work with financial support to make a meaningful, long-lasting impact in our communities. We actively partner with nonprofit organizations on projects to donate time, materials and financial resources to support our communities where we live and work. We believe that enriching the lives of those around us is a powerful investment in our future. The Wabash community impact initiatives target support to programs under three key pillars: youth advocacy, veteran and military family and food insecurity.
In 2024, Wabash donated more than $550,000 to nonprofit organizations through corporate gifts, in-kind donations, local charitable sponsorships and employee donations. Our charitable contributions included gifts to K9s for Warriors, Junior Achievement, National Alliance on Mental Illness, Gary Sinise Foundation, Boys and Girls Club, United Way, Fisher House, CASAs for kids, Humane Society, Hope for Warriors, Habitat for Humanity, Feeding America, Veterans Assistance Foundation, Mental Health America, Wreaths Across America, Special Olympics, Soldiers Point, Big Brothers Big Sisters, Scouts of America, Salute the Troops, YWCA and more. In addition to these amazing organizations, we also supported local schools’ programs across the country with robotics clubs, weld programs, career development programs, food bank backpack programs, youth sports, music enrichment programs and more.
Our charitable giving efforts provided us with the opportunity to have meaningful impacts on the world around us in 2024. We were privileged to partner with organizations on some new and exciting projects. In Wisconsin, we started a new program with the Veteran’s Assistance Foundation to provide beds to newly housed veterans who were experiencing homelessness. In Southern California, we helped fund a smart home for a disabled veteran with the Gary Sinise Foundation. In Indiana, we funded the holiday backpack program for the entire Tippecanoe County School Corporation with Food Finders.
Wabash encourages all employees to become involved in their communities. Our Day of Giving program supports our philanthropic goals by allowing all full-time employees up to one scheduled workday of paid time each calendar year to participate in a volunteer activity of their choosing. In an effort to empower our employees to be active agents of positive change in our communities, Wabash organized over 90 Day of Giving events exclusively for our employees to give back with their time.
In 2024, around 20% of the company's workforce dedicated over 7,300 hours of volunteer work, actively supporting local food banks, homeless shelters, veteran services agencies, environmental conservation programs, local schools’ leadership and career readiness activities, Junior Achievement, Salvation Army, YWCA, local animal shelters, Wreaths Across America, youth athletics, art programs, foster child agencies, programs to support people with disabilities and more.
In addition to our donations and volunteer efforts, we have also hosted numerous onsite events to support local youth, food insecurity projects, the United Way and a veterans’ event. Wabash processed over 49,000 pounds of food for distribution, wrapped over 600 holiday gifts for kids, and assembled 140 bears for military kids.
Wabash is committed to continuing its mission to positively impact the world, and we will continue to drive initiatives to give back and deliver purposeful improvements in our communities.
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
▪Technology and Innovation – We continue to be recognized by the trucking industry as a leader in developing technology to provide value-added solutions for our customers that reduce trailer operating costs, improve revenue opportunities, and solve unique transportation problems. Throughout our history, we have been and we expect to continue to be a leading innovator in the design and production of transportation products. We have commercialized and launched DuraPlate® Cell Core, a modified DuraPlate® panel that reduces the weight of a conventional 53 foot DuraPlate® trailer by 300 pounds without compromising strength or durability. Our refrigerated offerings now include EcoNexTM Technology, which is under our AcuthermTM portfolio of solutions designed for intelligent thermal management. EcoNexTM Technology provides up to 25% improvement in thermal performance and up to 200 lbs in weight savings over Wabash’s conventional refrigerated truck body. This translates into lower lifetime operational costs and more conscious use of resources. In August 2022, we announced a $20 million investment to be made in our manufacturing capacity to scale our EcoNexTM technology within refrigerated offerings and other transportation and logistics related products. Additionally, The Kroger Company continues to a be a large Wabash customer since placing an initial order for more than $10 million in 2021 of refrigerated home delivery vehicles with EcoNexTM Technology.
Since December 2021 we have partnered with Purdue University to accelerate the Company’s speed to market with proprietary, innovative products. The partnership connects Wabash to Purdue’s Office of Industry Partnerships, allowing us to leverage Purdue University’s resources to deliver new and improved sustainability-focused solutions to the transportation, logistics, and distribution industries. For example, in 2024 we announced a research and development project to investigate an experimental trailer that recaptures its own electricity from vibrations, heat and airflow.
In addition, Wabash was selected to receive a $1.6 million grant award from the U.S. Department of Energy Solar Energy Technologies Office (SETO) to support a research and development project aimed at decarbonizing the commercial transportation industry. The three-year project, set to begin in 2025 in partnership with the University of Delaware’s Center for Composite Materials, focuses on integrating high-efficiency solar energy into refrigerated trailers and truck bodies. This innovation will play a pivotal role in making zero-emission mid-mile transportation a commercially viable option.
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
▪Wabash Management System (WMS) – WMS empowers Wabash to drive breakthrough change using an aligned approach to build standards, knowledge and capability. WMS prioritizes our strategic objectives and transforms the organization through sustainable execution, creating genuine value for all. WMS puts our culture into action through a Lean mindset and respect for all, inspiring every employee to actively contribute to our enterprise transformation. The Wabash Management System is our comprehensive approach to improving how employees work every day.
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
▪Extensive Distribution Network – We utilize a network of 22 independent dealers with approximately 65 locations throughout North America to distribute our van trailers. Our platform trailer distribution network consists of 59 independent dealers with approximately 100 locations throughout North America. Our tank trailers are distributed through a network of 4 independent dealers with 7 locations throughout North America, along with additional arrangements to provide supplemental coverage as needed. Additionally, our truck body commercial network consists of more than 1,100 partners. Our commercial network primarily serves mid-market and smaller sized carriers and private fleets in the geographic region where the partner is located and occasionally may sell to large fleets.
In addition to our independent dealer network, we bolster our aftermarket support through a preferred partner network that provides equipment service, maintenance and access to Wabash Genuine Parts. This network includes more than 15 independent parts and service locations throughout North America, ensuring comprehensive coverage and reliable support for our customers’ ongoing needs.
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
◦Insulated AcuthermTM Refrigerated Truck Bodies. These insulated van bodies, in lengths from 12 to 28 feet, provide versatility and dependability for temperature-controlled applications. Flexible for either hand-load or pallet-load requirements, they are ideal for multi-stop distribution of both fresh and frozen products. Introduced in late 2024, AcuthermTM Refrigerated Truck Bodies with EcoNexTM Technology provide a lighter and more thermally efficient insulated wall, floor, and roof construction to meet the growing demand for a more sustainable thermal delivery solution for our customers.
◦Light-Duty AcuthermTM Refrigerated Bodies with EcoNexTM Technology. Our light-duty, home delivery refrigerated truck body with EcoNexTM Technology is designed to maximize both cargo capacity and delivery productivity on chassis with gross vehicle weight ratings below 10,000 pounds. The purpose-built insulated body design facilitates a rack and tote system unique to the food distribution industry while creating easy access to separate temperature zones for perishable goods.
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

Customers
Our customer base has historically included many of the nation’s largest truckload common carriers, leasing companies, private fleet carriers, less-than-truckload common carriers, and package carriers. We continue to expand our customer base and achieve diversification through acquisitions, organic growth, product innovation, and through our extensive distribution and service network. All of these efforts have been accomplished while maintaining our relationships with our core customers. Our five largest customers together accounted for approximately 42%, 32%, and 33% of our aggregate net sales in 2024, 2023 and 2022, respectively. Our largest customer accounted for 15% and 12% of our aggregate net sales in 2024 and 2023. No individual customer accounted for more than 10% of our aggregate net sales in 2022. International sales accounted for less than 10% of net sales for each of the last three years.
We have established relationships as a supplier to many large customers in the transportation industry for our dry and refrigerated van products, platform trailers, and tank trailers, including the following:
▪Truckload Carriers: Crete Carrier Corp.; J.B. Hunt Transport, Inc.; and Werner Enterprises, Inc.
▪Less-Than-Truckload Carriers: Old Dominion Freight Lines, Inc.; FedEx Freight, Inc; R&L Carriers, Inc.; and Saia, Inc.
▪Leasing Companies: Fleetco, Inc.; Penske Truck Leasing Company; Ryder System, Inc.
▪Private Fleets: Excel Trailer; Kroger.
▪Liquid Carriers: Semo Tank/Baker Equipment Co.; Dana Liquid Transport Corporation; Stuart Tank Sales Corporation; Hills Stainless Tank Inc.
Through our engineered products component of the Parts & Services segment we also sell our products to other customers including, but not limited to, GlaxoSmithKline Services Unlimited and W.M. Sprinkman.
In addition, we sell our truck bodies to fleet leasing customers and direct customers including, but not limited to: Budget Truck Rental, LLC; Enterprise Holdings, Inc.; Penske Truck Leasing Company; Ryder System, Inc.; and JB Hunt Transport, Inc. Notable end users of our truck body products include, but are not limited to: Krispy Kreme, Inc.; Kroger; Southern Glazer’s Wine and Spirits of America; American Tire Distributors, Inc.; Costco Wholesale Corporation; and Lowe’s Companies, Inc.
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
Raw Materials
We utilize a variety of raw materials and components including, but not limited to, specialty steel coil, stainless steel, plastic, aluminum, lumber, tires, landing gear, axles and suspensions, which we purchase from a limited number of suppliers. While we manage some of our commodity price changes by entering into fixed price contracts with our suppliers and through financial derivatives, raw material costs as a percentage of net sales for 2024 increased slightly compared to 2023. Significant price fluctuations or shortages in raw materials or finished components have had, and could have in the future, adverse effects on our results of operations. In 2025 and for the foreseeable future, we expect that the raw materials used in the greatest quantity will be steel, aluminum, plastic, and wood. We will continue to endeavor to pass along raw material and component cost increases. Price increases used to offset inflation or disruption of supply in core materials have generally been successful, although sometimes are delayed. Increases in prices for these purposes represent a risk in execution. In an effort to minimize the effect of price fluctuations, we hedge certain commodities that have the potential to significantly impact our results of operations.

Backlog
Orders that have been confirmed by customers in writing and have defined delivery timeframes are included in our backlog. Orders that comprise our backlog may be subject to changes in quantities, delivery, specifications, terms, or cancellation. The following table presents backlog information as of December 31, 2024 and December 31, 2023 (in millions):

	December 31,
	2024	2023	Change
12-month backlog	$813	$1,589	(49)%
Total backlog	$1,169	$1,895	(38)%
The decrease in rolling 12-month backlog and total backlog from December 31, 2023 is primarily due to a slow 2025 dry van order season. This coincides with customers indicating that freight market conditions are likely to follow normal seasonal patterns in 2025, with a modest degree of inflection during the second half of the year. Our dry van customers have indicated they will communicate their needs throughout the year as they gain more clarity, rather than booking orders within the industry’s traditional lump sum manner. This is significant because dry vans tend to be the largest driver of our backlog, particularly during the fourth quarter. Refer to the “Outlook” section below for additional details related to industry and market conditions.
Patents and Intellectual Property
We hold or have applied for 150 patents in the U.S. on various components and techniques utilized in our manufacture of transportation equipment and engineered products. In addition, we hold or have applied for 157 patents or registered designs in foreign countries. Our patents include intellectual property related to the manufacture of trailers, containers, truck bodies, platform trailers, tanks, and other engineered products—all of which we believe offer us a significant competitive advantage in the markets in which we compete.
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
Our DuraPlate® patent portfolio includes several patents, which cover not only utilization of our DuraPlate® products in the manufacture of trailers, but also cover a number of aerodynamic-related products aimed at increasing the fuel efficiency of trailers, including DuraPlate AeroSkirt®. U.S. and foreign patents and patent applications in our DuraPlate® patent portfolio have expiration dates extending until 2036. Certain U.S. patents relating to the combined use of DuraPlate® panels and logistics systems within the sidewalls of our dry van trailers will not expire until 2027 or after; several other issued U.S. patents and pending patent applications relating to the use of DuraPlate® panels, or other composite materials, within aerodynamic-related products will not begin to expire until after 2030. Additionally, we also believe that our proprietary DuraPlate® and DuraPlate® Cell Core production processes, which have been developed and refined since 1995, offer us a significant competitive advantage in the industry—above and beyond the benefits provided by any patent protection concerning the use and/or design of our DuraPlate® products. While we continue to invest in the development of new composite panel technologies, we believe the proprietary knowledge of our DuraPlate panel manufacturing processes and the significant intellectual and capital hurdles in creating similar production processes provide us with an advantage over others in the industry who utilize composite sandwich panel technology.
Additionally, our intellectual property portfolio includes patents related to the rear impact guard (“RIG”). The RIG patents include RIG designs which surpass the federal regulatory RIG standards for the U.S. and Canada and will not begin to expire until 2035.
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

We also hold or have applied for 46 trademarks in the U.S. as well as 68 trademarks in foreign countries. These trademarks include the Wabash® brand as well as trademarks associated with our proprietary technologies and products such as DuraPlate®, MaxClearance® Overhead Door System, Trust Lock Plus®, EZ-7®, DuraPlate Aeroskirt®, Aeroskirt CX®, DuraPlate HD®, Lock-Rite®, and EZ-Adjust®. Further, our EcoNexTM Technology trademark application currently pending in the U.S., Canada, Mexico, and Australia covers our proprietary molded structural composites technology featured in many of our refrigerated solutions. Additional trademark and service mark applications covering our proprietary technologies include AcuthermTM covering an intelligent thermal management system of components, products, and solutions, our Trailers as a Service (TaaS)™ platform for providing customers with trailer pool services, and our Everline™ brand of Wabash parts. We believe all of these trademarks are important for the identification of our products and the associated customer goodwill; however, our business is not materially dependent on such trademarks.
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
Information About Our Executive Officers
The following are the executive officers of the Company:

Name	Age	Position
Brent L. Yeagy	54	President and Chief Executive Officer, Director on the Board of Directors
M. Kristin Glazner	47	Senior Vice President, Chief Administrative Officer, Corporate Secretary
Patrick Keslin	44	Senior Vice President, Chief Financial Officer
Michael N. Pettit	49	Senior Vice President, Chief Growth Officer
Drew Schwartzhoff	47	Senior Vice President, Chief Commercial Officer
Donald Winston	47	Senior Vice President, Chief Operating Officer
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

M. Kristin Glazner. Kristin Glazner was appointed Senior Vice President, Chief Administrative Officer on December 8, 2023, in an expanded role leading administrative operations within Wabash, including leading Wabash Management System. She continues to serve as General Counsel and Chief Human Resources Officer, holding both roles since June 1, 2020. Ms. Glazner joined Wabash in February 2010 as Corporate Counsel and served in that role until October 2017, when she was appointed to the position of Vice President – Human Resources and Legal Administration, then Vice President – Corporate Human Resources. She was named Senior Vice President and Chief Human Resources Officer in November 2018. Before joining Wabash, Ms. Glazner was an attorney with the law firm Baker & Daniels LLP (now Faegre Drinker Biddle & Reath LLP) from 2002 to 2010. She holds a Juris Doctor degree from Indiana University Maurer School of Law and a Bachelor of Arts degree from Butler University.
Patrick Keslin. Mr. Keslin was appointed to Senior Vice President, Chief Financial Officer on September 1, 2024, having previously served as Vice President, Finance since 2022. He joined Wabash in 2017 and has served in a number of positions with increasing responsibility, including Senior Director of Business Finance, Senior Director of Finance – Commercial Trailer Products and Director of Finance – Diversified Products Group. Prior to Wabash, from 2001 to 2017, Mr. Keslin held various finance positions at Honeywell, including Director of Finance at Honeywell UOP in Des Plaines, Illinois. With more than 22 years of experience in finance at Fortune 500 and Fortune 1000 manufacturing companies, he has a broad understanding of strategic planning, financial modeling, pricing strategy, production planning and lean manufacturing processes and principles. Mr. Keslin holds an MBA with concentrations in Finance, Accounting, Economics and Econometrics from The University of Chicago Booth School of Business and a Bachelor of Science in Business Finance from Indiana University – Kelley School of Business with a Minor in Mathematics. He also attended The Executive Program for Prospective CFOs at Chicago Booth in November 2023.
Michael N. Pettit. Mr. Pettit was appointed to Senior Vice President, Chief Growth Officer on September 1, 2024. In this role, Mr. Pettit focuses on driving the company’s growth initiatives, expanding market reach, and overseeing the company’s Parts and Services segment with a focus on the integration of physical and digital technologies. Before this appointment, Mr. Pettit served as Senior Vice President, Chief Financial Officer since January 2020. His prior roles at Wabash include Senior Vice President and Group President, Final Mile Products (2018–2020), and Vice President of Finance and Investor Relations (2014–2018). He joined Wabash in 2012 as Director of Finance for Commercial Trailer Products. Before joining Wabash, he spent 14 years at Ford Motor Company, where he held various finance positions with increasing responsibility. With over 25 years of experience in the transportation industry, Mr. Pettit has a broad understanding of strategic planning, mergers and acquisitions, pricing strategy, production planning, and lean manufacturing processes and principles. He holds a Bachelor of Science degree in Industrial Management from Purdue University and an MBA from Indiana University. He has also completed executive development programs at prestigious institutions, including Harvard University, Stanford University, University of Chicago Booth School of Business and Northwestern University.
Drew Schwartzhoff. Drew Schwartzhoff was appointed Senior Vice President, Chief Commercial Officer on January 15, 2025, after serving as Senior Vice President, Strategic Marketing since September 2024. He is responsible for overseeing the company’s sales, customer experience, product management, marketing and communications strategies. With over 25 years of experience in marketing and business leadership, he brings a wealth of expertise in driving customer-centric strategies and delivering innovative solutions across a range of industries. Mr. Schwartzhoff joined the company as Vice President, Marketing in 2023. Before Wabash, he held senior marketing positions at C.H. Robinson, a global logistics provider, where he played a key role in enhancing the company’s customer experience and market presence. His extensive background spans both business-to-business and business-to-consumer marketing, with a strong focus on the logistics and supply chain sectors. He is recognized for his ability to integrate marketing and product strategies, ensuring that customer experience and market penetration are at the forefront of business growth. His strategic vision and leadership are integral to Wabash’s mission of delivering connected solutions that change how the world reaches you. Mr. Schwartzhoff holds a Bachelor of Business Administration degree in Marketing from St. Cloud State University.
Donald Winston. Donald Winston was appointed Senior Vice President, Chief Operating Officer on January 15, 2025, after serving as Senior Vice President, Global Operations since September 2024. Mr. Winston leads the company’s core manufacturing teams and oversees global procurement, supply chain and operational excellence initiatives. With extensive leadership experience in manufacturing leadership and a strong track record in continuous improvement, he is focused on driving operational efficiencies, safety and quality across the company’s North American manufacturing sites. Before joining Wabash in January 2024, Mr. Winston served as Vice President, Operations at Novolex. With over 23 years of manufacturing leadership experience, he has developed a deep expertise in building operational excellence capabilities and transitioning organizations to more mature, process-oriented operational environments. His career includes key roles at Closure Systems International (2020–2023 and 2007–2014), Ardagh Group (2015–2020) and Ford Motor Company (2001–2007). Mr. Winston holds a Master of Science degree in Industrial Engineering Technology and a Bachelor of Science degree in Organizational Leadership and Supervision from Purdue University. He has also completed Executive Leadership Training through Duke Corporate Education.

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
The highly cyclical nature of our business and the impact of economic conditions on markets, customers and demand for our products may have a material adverse effect on our business, financial condition, cash flows and results of operations.
The truck trailer manufacturing industry historically has been, and is expected to be, cyclical and is affected by overall economic conditions. Customers historically replace trailers in cycles that run from five to 12 years, depending on service and trailer type. Poor economic conditions can adversely affect demand for new trailers and historically led to an overall aging of trailer fleets beyond a typical replacement cycle. The steps we have taken to diversify our product offerings through the implementation of our strategic plan do not insulate us from cyclicality or changes in demand. Demand for our products is sensitive to changes in economic conditions, including changes related to unemployment, consumer confidence and income, new housing starts, industrial production, inflationary pressures, government regulations such as federal hours-of-service rules, truck safety, limitations on vehicle weight, size, and configuration, and federal emissions standards.
We also continue to be reliant on the credit, housing, energy and construction-related markets in the U.S. The same general economic concerns faced by us are also faced by our customers. We believe that some of our customers are highly leveraged and have limited access to capital, and their continued existence may be reliant on liquidity from global credit markets and other sources of external financing. Lack of liquidity by our customers could impact our ability to collect amounts owed to us.
An economic downturn and the status of economic conditions periodically has, and could have in the future, an adverse effect on the ability of customers to meet their contractual terms or payment obligations, truck freight, sales volumes and the demand for, and the pricing of, our products, and could have a material adverse effect on our profitability, ability to meet our payment and other obligations under our outstanding debt agreements, business, financial condition, cash flows and results of operations. Our ability to sustain or increase profitability in the future also depends on factors including our overall trailer volumes, gross margins, momentum on our product diversification efforts, collection of amounts owed from customers and management of expenses.
A change in our customer relationships or in the financial condition of our customers could have a material adverse effect on our business, financial condition, cash flows and results of operations.
We have longstanding relationships with a number of large customers. We do not have long-term agreements with all of these customers. Our success is dependent, to a significant extent, upon the continued strength of these relationships and the growth of our core customers. We often are unable to predict the level of demand for our products from these customers, or the timing of their orders. In addition, the same economic conditions that adversely affect us also often adversely affect our customers. Furthermore, we are subject to a concentration of risk as our five largest customers together accounted for approximately 42% of our aggregate net sales in 2024. Our largest customer accounted for 15% and 12% of our aggregate net sales in 2024 and 2023, respectively. No individual customer accounted for more than 10% of our aggregate net sales in 2022. The loss of or change to the relationship with a significant customer, post-sale disputes or unexpected changes or delays in product purchases could have a material adverse effect on our business, financial condition, cash flows and results of operations.

Our backlog may not be indicative of the level of our future revenues.
Our backlog represents future production for which we have written orders from our customers that have defined delivery timeframes. Orders that comprise our backlog may be subject to changes in quantities, delivery, specifications and terms, or cancellation. Our reported backlog may not be converted to revenue in any particular period and actual revenue from such orders may not equal our backlog. It is also possible that our methodology for determining backlog may not be comparable to that of our competitors. Therefore, our backlog may not be fully indicative of the level of our future revenues.
We rely significantly on information technology to support our operations and if we are unable to protect against service interruptions or security breaches, it could have a material adverse effect on our business, financial condition, cash flows and results of operations.
We depend on a number of information technologies, some of which are managed by third parties, to integrate departments and functions, enhance the ability to service customers, improve our control environment, and manage our cost reduction initiatives. We also collect and store certain sensitive data in data centers owned by third parties and on information technology networks. The secure maintenance and operation of these data centers and information technology networks is critical for our business operations and strategy. We have put in place a number of systems, processes, and practices designed to protect against the failure of our technologies, as well as the misappropriation, exposure or corruption of the information stored thereon. Maintaining and enhancing these cybersecurity systems, processes and practices may increase our costs. Service disruptions or intentional actions such as intellectual property theft, cyber-attacks, unauthorized access, or malicious software, may lead to such misappropriation, exposure or corruption if our protective measures prove to be inadequate. Any issues involving these critical business applications and infrastructure may adversely impact our ability to manage operations and the customers we serve. We could also encounter violations of applicable law or reputational damage from the disclosure of confidential business, supplier, customer, or employee information or the failure to protect the privacy rights of our employees in their personal identifying information. In addition, the disclosure of non-public information could lead to the loss of our intellectual property and diminished competitive advantages. Should any of the foregoing events occur, we may be required to incur significant costs to protect against damage caused by these disruptions or security breaches in the future, any of which could have a material adverse effect on our business, financial condition, cash flows and results of operations.
Inflation could materially and adversely affect our business, financial condition, cash flows and results of operations.
Inflation rates in the markets in which we operate have seen increases in recent years and may continue to rise. Inflation and elevated price levels have led us to experience higher costs of labor, materials and transportation. Our suppliers have raised their prices and may continue to raise prices, and in the competitive markets in which we operate, we may not be able to make corresponding price increases to preserve our gross margins and profitability. Deteriorating economic and political conditions and uncertainty, such as increased unemployment, changes in capital spending, declines in consumer confidence, or economic slowdowns or recessions, could cause a decrease in demand for our products. If inflation rates continue to rise or remain elevated for a sustained period of time, they could materially and adversely affect our business, financial condition, cash flows, and results of operations.
We have a limited number of suppliers of raw materials and components; supply chain disruptions, increases in the price of raw materials and components or the inability to obtain raw materials and components could have a material adverse effect on our business, financial condition, cash flows and results of operations.
We currently rely on a limited number of suppliers for raw materials and key components in the manufacturing of our products, such as tires, landing gear, axles, suspensions, specialty steel coil, stainless steel, plastic, aluminum and lumber. There have been, and may continue to be, shortages of supplies of raw materials or components (including foam insulation, suspension components and wiring), or our suppliers may place us on allocation, which has and would continue to have an adverse impact on our ability to meet product demand.
Global supply chain disruptions, shortages and allocations of raw materials and components resulted and may in the future result in an increased backlog of orders, inefficient operations and inventory build-up, all of which can negatively affect our working capital position, increase costs that are passed on to customers and delay our ability to fulfill customer orders. Such disruptions have been compounded with logistical factors that include reduced freight, railway, trucking and air capacity and delays, shortages of shipping containers and chassis, trade conflicts and labor availability constraints. Our supply chain may also continue to be impacted by damaging weather or acts of nature (including acts of nature caused by climate change), capacity constraints, effects of economic downturn, cybersecurity threats, geopolitical uncertainties and other related interferences.
Supply chain disruptions and the loss of any of our suppliers or their inability to meet our price, quality, quantity and delivery requirements could have a material adverse effect on our business, financial condition, cash flows and results of operations. In addition, price volatility and changes in the availability of commodities we purchase, which have fluctuated significantly in the past, impact the pricing of raw materials and production costs and could have negative impacts on our operating margins.

The inability to attract and retain key personnel or a sufficient workforce could have a material adverse effect on our business, financial condition, cash flows and results of operations.
Our ability to operate our business and implement our strategies depends, in part, on the efforts of our executive officers and other key associates. Tight labor markets may negatively impact our ability to retain a sufficient workforce of qualified personnel. Labor shortages, increased competition in the hiring market, high employee turnover rates and resulting impacts of increased recruitment costs, wages, training and related inefficiencies, may disrupt our ability to meet consumer demands and expectations. Our future success depends, in large part, on our ability to attract and retain qualified personnel, including manufacturing personnel, sales professionals and engineers. The unexpected loss of services of any of our key personnel or the failure to attract or retain other qualified personnel, including personnel with engineering and technical expertise in the industry, could have a material adverse effect on our business, financial condition, cash flows and results of operations.
We may not be able to execute on our long-term strategic plan and growth initiatives, or meet our long-term financial goals, and this may have a material adverse effect on our business, financial condition, cash flows and results of operations.
Our long-term strategic plan is intended to generate long-term value for our shareholders while delivering profitable growth throughout our business segments. The long-term financial goals that we expect to achieve as a result of our long-term strategic plan and organic growth initiatives are based on certain assumptions, which may be incorrect. Organically, our focus is on profitably growing and diversifying our operations by leveraging our existing assets, capabilities, and technology into higher margin products and markets and thereby providing value-added customer solutions, including continuing to expand and develop our parts & services operating segment. We cannot provide any assurance that we will fully execute on our strategic plan or growth initiatives, which are subject to a variety of risks including our ability to: diversify the product offerings of our non-trailer businesses, including continuing to expand and develop our parts & services offerings; leverage acquired businesses and assets to grow sales with our existing products; design, develop, and commercialize new products to meet our customers’ needs; increase the pricing of our products and services to offset cost increases and expand gross margins; scale our manufacturing capacity and resources to efficiently meet customer demand; and execute potential future acquisitions, mergers, joint ventures, and other business development opportunities. If we are unable to successfully execute on our strategic plan, we may experience increased competition, material adverse financial consequences and decreases in the value of our common stock. Additionally, our management’s attention to the strategic plan’s implementation, which includes our diversification efforts, may distract them from implementing our core business which may also have material adverse financial consequences.
Volatility in the supply of vehicle chassis and other vehicle components could have a material adverse effect on our truck body product line.
With the exception of some specialty vehicle products, we generally do not purchase vehicle chassis for our inventory and accept shipments of vehicle chassis owned by dealers or end-users for the purpose of installing and/or manufacturing our specialized truck bodies on such chassis. Historically, General Motors Company (“GM”), Freightliner Custom Chassis (“Freightliner”), International Truck (“International”), and Ford Motor Company (“Ford”) have been the primary chassis suppliers. If a major supplier is disrupted, we would attempt to use another major supplier, but there can be no assurance that this attempt would be successful. Nevertheless, if chassis supply is disrupted, there could be unforeseen consequences that may have a material adverse effect on our truck body operations.
We also face risks relative to finance and storage charges for maintaining an excess chassis supply from GM, Freightliner, International, and Ford. Under the converter chassis pool agreements, if a chassis is not delivered to a customer within a specified time frame, we must pay finance or storage charges on such chassis.
Significant competition in the industries in which we operate may result in our competitors offering new or better products and services or lower prices, which could have a material adverse effect on our business, financial condition, cash flows and results of operations.
The industries in which we participate are highly competitive. We compete with other manufacturers of varying sizes, some of which have substantial financial resources. Manufacturers compete primarily on product quality, customer relationships, service availability and price. Additionally, we face increasing competition to develop innovative products that result in lower emissions. Manufacturing over-capacity and some of our competitors’ high leverage, along with bankruptcies, economic downturn and financial stresses that affected the industry, have in the past contributed, and may in the future contribute to significant pricing pressures.
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
The competitive nature of the specialized vehicle industry creates a number of challenges for our truck body products. Important factors include product pricing, product quality, lead times, geographic proximity to customers, and product customization abilities. Specialized vehicles are produced by a number of smaller, regional companies which create product pricing pressures that could have a material adverse effect on our business, financial condition, cash flows and results of operations.
Our technology and products may not achieve market acceptance or competing products could gain market share, which could have a material adverse effect on our business, financial condition, cash flows and results of operations.
Our customers primarily operate in the truck transportation industry, which is a very fluid industry requiring companies to make frequent changes to maximize their operations and profits. While we target product development to expand our offerings and meet customer needs, there is no assurance that our product development efforts will be embraced or that we will meet our strategic goals, including sales projections. We may incur additional product development costs, including expenses related to engineering or design issues or recall.
A number of our competitors followed our leadership in the development and use of composite sidewalls that brought them into direct competition with our DuraPlate® products. Our product development is focused on maintaining our leadership for these products and others, but competitive pressures may erode our market share or margins and intellectual property rights may not prevent competitors from developing products similar to ours. We hold U.S. and foreign utility and design patents and patent applications on various components and techniques utilized in our manufacturing of transportation equipment and products with expiration dates ranging from 2025 to 2045. We continue to take steps to protect our proprietary rights in our products and production processes. However, the steps we have taken may not be sufficient or may not be enforced by a court of law. If we are unable to protect our intellectual properties, other parties may attempt to copy or otherwise obtain or use our products or technology. If competitors are able to use our technology, our ability to effectively compete could be harmed and this could have a material adverse effect on our business, financial condition, cash flows and results of operations. In addition, litigation related to intellectual property could result in substantial costs and efforts which may not result in a successful outcome.
Disruption of our manufacturing operations could have a material adverse effect on our business, financial condition, cash flows and results of operations.
We manufacture our van trailer products at two facilities in Lafayette, Indiana, a flatbed trailer facility in Cadiz, Kentucky, a hardwood floor facility in Harrison, Arkansas, three liquid-transportation systems facilities in New Lisbon, Wisconsin; Fond du Lac, Wisconsin; and Queretaro, Mexico, two engineered products facilities in New Lisbon, Wisconsin; and Elroy, Wisconsin, five truck body facilities in Goshen, Indiana; Cleburne, Texas; Griffin, Georgia; Jonestown, Pennsylvania; and Moreno Valley, California, produce composite products in Lafayette, Indiana, and produce our EcoNexTM Technology products in Little Falls, Minnesota. Our production at these facilities could be subject to disruptions which may include work stoppages, severe weather, natural disaster, public health crises, including the spread of a contagious disease, pandemics or epidemics, quarantines or shutdowns related to public health crises, threats to physical security or information security systems or other catastrophic events beyond our control. The effects of climate change, including increased severity and frequency of extreme weather events, natural disasters, long term changes in temperature levels and water availability, may exacerbate these risks, and could increase the costs of insuring company assets. We may also reconfigure or relocate aspects of our operations. An unexpected or costly disruption in our production at any of these facilities for any length of time could have a material adverse effect on our business, financial condition, cash flows and results of operations. Similarly, if one or more of our customers experiences an unexpected disruption, that customer may reduce or halt purchases of our products, which could result in reduced production or other cost-reduction initiatives at our related manufacturing facilities.
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

We face significant risks and challenges to our business and prospects as a recent entrant into the leasing and subleasing industry, including, among other things, our ability to design and build long-lived products that are aligned with freight leasing customer needs and changes in legislation and regulations in the various markets in which we operate, and cost-effectively maintain and repair our fleet to maximize our products’ economic life and the proceeds we receive from product sales. As the needs of our freight leasing customers and the scope of our customers change, we may incur costs to relocate or retrofit our assets to better meet demand shifts. If the distribution of our assets is not aligned with regional demand or there is excess leased equipment in the fleet industry, we may not be able to take advantage of sales and leasing opportunities in certain regions, despite excess inventory in other regions.
If we do not appropriately manage our product fleet’s design, manufacture, repair and maintenance, or if we are unexpectedly unable to complete such repair or maintenance or suffer unexpected equipment losses due to theft or obsolescence, we may be required to incur impairment charges for equipment that is beyond economic repair or incur significant capital expenditures to build new equipment to serve demand. These failures may also result in personal injury or property damage claims and termination of leases or contracts by customers. Costs of contract performance, potential litigation and profits lost from termination could materially adversely affect our future operating results and cash flows. If a significant number of leased units are returned in a short period of time, a large supply of units would need to be remarketed. If we are not able to successfully manage our lease assets or remarket a large influx of units returning from leases, our business, financial condition, cash flows and results of operations may be materially adversely affected.
Our joint venture arrangement to create Linq Venture Holdings LLC and related agreements are subject to risks and we may fail to realize all of the expected enhanced revenue, earnings and cash flows.
Our ability to realize all of the expected enhanced revenue, earnings, and cash flows from our agreements related to the creation of Linq Venture Holdings LLC, a jointly owned legal entity, will depend, in substantial part, on each party’s ability to successfully develop, operate, and scale a digital marketplace for the transportation and logistics distribution industry. In connection with this joint venture, the parties use an engaged investor operating model to help accelerate the development and scaling, with a goal to migrate the digital marketplace to us and terminate these relationships in the future. While we believe we will ultimately achieve these objectives, it is possible that we will be unable to achieve all of the goals within our anticipated time frame or in the anticipated amounts.
If we are not able to successfully complete our digital marketplace strategy and transition of the related business, the anticipated enhanced revenue, earnings and cash flows resulting from this joint venture may not be realized fully or may take longer to realize than expected. Our participation in this joint venture is also subject to the risks that put/call arrangements and other joint venture exit rights could require us to utilize our cash flow, incur additional indebtedness or issue stock to satisfy the payment obligations in respect of such arrangements. As of December 31, 2024, $11.1 million was outstanding under the Wabash Notes.
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
The length, height, width, maximum weight capacity and other specifications of truck and tank trailers are regulated by individual states. The federal government also regulates certain trailer safety features, such as lamps, reflective devices, tires, air-brake systems and rear-impact guards. In addition, most tank trailers we manufacture have specific federal regulations and restrictions that dictate tank design, material type and thickness. Our products are also subject to various state and federal environmental laws and regulations specifically including those related to greenhouse gas emissions and including regulations with respect to per-and polyfluoroalkyl substances (PFAS) and other hazardous or toxic substances. Changes or anticipation of changes in these regulations can have a material impact on our financial results, as our customers may defer purchasing decisions and we may have to re-engineer products. We are subject to various environmental laws and regulations dealing with the transportation, storage, presence, use, disposal and handling of hazardous materials, storm water discharge and underground fuel storage tanks, and we may be subject to liability associated with operations of prior owners of acquired property. In addition, we are subject to laws and regulations relating to our employees and labor-related practices.
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
The U.S. government previously announced, and in some cases implemented, an approach to trade policy that includes renegotiating or potentially terminating certain trade agreements, as well as implementing, increasing or reinstating tariffs on foreign goods and raw materials such as steel and aluminum. These tariffs and potential tariffs have resulted, and may further result, in increased prices for certain imported goods and raw materials. While we source most of our materials and components domestically, tariffs and potential tariffs have caused, and may continue to cause, price increases and volatility for domestically sourced goods and materials required for our products, particularly aluminum and steel. When the costs of our components and raw materials increase, we may not be able to hedge or pass on these costs to our customers, which could have a material adverse effect on our business, financial condition, cash flows and results of operations.
Product liability and other legal claims could have a material adverse effect on our business, financial condition, cash flows and results of operations.
As a manufacturer of products widely used in commerce, we are subject to product liability claims and litigation, as well as warranty claims. From time-to-time claims may involve material amounts and novel legal theories, and any insurance we carry may not provide adequate coverage to insulate us from material liabilities for these claims, or we may not be able to maintain this insurance on our preferred terms or at an acceptable cost. Additionally, we are, and may in the future be, party to safety-related litigation that could materially and adversely affect our financial condition, results of operations and cash flows. Our strategy has been, and continues to be, to mount a vigorous defense against such claims. We cannot predict with certainty the extent to which we will be successful in litigating or otherwise resolving these claims in the future, and we continue to evaluate different strategies related to the safety-related claims filed against us. Even if lawsuits are decided in our favor, or are unfounded, we may incur material expenses and reputational damage. Such matters may also require significant management attention. Unfavorable rulings, judgments or settlement terms or any increases in product recalls or warranty claims could have a material adverse impact on our business and financial condition, results of operations and cash flows.
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
There is scientific consensus and increased public concern that greenhouse gas emissions are linked to global climate changes. Climate changes, such as extreme weather conditions, including floods or hurricanes, decreased water availability or quality, sea level changes, extreme fires and overall temperature shifts, may have physical impacts on our facilities and operations, as well as those of our suppliers and customers. Such impacts are geographically specific, highly uncertain and may result in diminished availability of materials, indirect financial risks passed through our supply chain, decreased demand for our products and adverse impacts on our financial performance and operations.
These considerations may also result in additional and increasingly stringent international, national, regional or local legislative or regulatory responses to mitigate greenhouse gas emissions and require emissions reporting. Timing and scope of any regulations are uncertain, and regulation could result in additional or increased compliance, energy, transportation and materials costs and other additional expenses to improve the efficiency of our products, facilities and operations. We could also face increased costs related to defending and resolving legal claims and other litigation related to climate change regulations and the alleged impact of our operations on climate change.
Relatedly, the expectations of our customers, stockholders and employees have heightened in areas such as the environment, social matters and corporate governance. Increased public focus requires us to provide information on our approach to these issues, including certain climate-related matters such as mitigating greenhouse gas emissions, and continuously monitor related reporting standards. A failure to adequately meet stakeholder expectations or to comply with climate change-related regulations may result in a loss of business, diminished ability to successfully market our products to new and existing customers, decreased product demand, diluted market valuation or an inability to attract and retain key personnel.
An impairment in the carrying value of goodwill and other long-lived intangible assets could negatively affect our operating results.
We have a substantial amount of goodwill and purchased intangible assets on our balance sheet as a result of acquisitions. The carrying value of goodwill represents the fair value of an acquired business in excess of identifiable assets and liabilities as of the acquisition date. The carrying value of other long-lived intangible assets represents the fair value of trademarks and trade names (until the non-cash impairment charge discussed throughout this Annual Report on Form 10-K), customer relationships and technology as of the acquisition date, net of accumulated amortization. Under generally accepted accounting principles, goodwill must be reviewed for impairment at least annually, or more frequently if potential interim indicators exist that could result in impairment, and other long-lived intangible assets require review for impairment only when indicators exist. If any business conditions or other factors cause profitability or cash flows to significantly decline, we may be required to record an additional non-cash impairment charge, which could adversely affect our operating results. Events and conditions that could result in impairment include prolonged global economic weakness, a decline in economic conditions or a slow, weak economic recovery, sustained declines in our common stock price, adverse changes in the regulatory environment, adverse changes in our products’ market share, adverse changes in interest rates, or other factors leading to reductions in our expected long-term sales or profitability.
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
If our cash flows and capital resources are insufficient to fund our debt service obligations, and other cash requirements, we could face substantial liquidity problems and be forced to reduce or delay capital expenditures or to sell assets or operations, seek additional capital or restructure or refinance our indebtedness. We may not be able to affect any such alternative measures, if necessary, on commercially reasonable terms or at all and, even if successful, such alternative actions may not allow us to meet our scheduled debt service obligations. Rising interest rates, along with actions by credit ratings agencies, such as downgrades or negative changes to our ratings outlook, may also reduce our ability to access the capital markets and/or increase our cost of capital either of which could have material adverse effects on our financial condition and cash flows. The indenture governing the Senior Notes and the Credit Agreement (each, as defined below) restrict (a) our ability to dispose of assets and use the proceeds from any such dispositions and (b) the Company’s and our subsidiaries’ ability to raise debt or certain equity capital to repay our indebtedness when it becomes due. We may not be able to consummate those dispositions or to obtain sufficient proceeds to meet any debt service obligations then due.
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
As of December 31, 2024, we had approximately $400.0 million of total indebtedness, and approximately $310.5 million of additional borrowings were available and undrawn under the Revolving Credit Agreement (as defined below). We also have other contractual obligations and currently pay a regular quarterly dividend of $0.08 per share, or approximately $4.0 million in the aggregate per quarter.
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
Our ability to manage our business and conduct operations internationally is subject to a number of risks, including the following:
▪Economic and political instability, including international conflicts, war, acts of terrorism, or the threat thereof, political or labor unrest, civil unrest, riots, insurrections, heightened diplomatic tensions, the uncertain future geopolitical landscape and changes from various countries’ national elections;

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
Such risks and uncertainties include:
▪Reputational harm, including damage to our relationships with customers, suppliers, investors, governments or other stakeholders;
▪Adverse impacts on our ability to sell and manufacture products;
▪Success of our collaborations with third parties;
▪Increased risk of litigation, investigations or regulatory enforcement action;
▪Unfavorable ESG ratings or investor sentiment;
▪Diversion of resources and increased costs to control, assess and report on ESG metrics;
▪Our ability to achieve our goals, commitments and targets within the announced or expected timeframes;
▪Access to and increased cost of capital; and
▪Adverse impacts on our stock price.
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
Our Senior Notes indenture and Credit Agreement contain restrictive covenants that, if breached, could limit our financial and operating flexibility and subject us to other risks.
Our Senior Notes indenture and Credit Agreement include customary covenants limiting our ability to, among other things, pay cash dividends, incur debt or liens, redeem or repurchase stock, enter into transactions with affiliates, merge, dissolve, repay subordinated indebtedness, make investments and dispose of assets. Under our Credit Agreement, we are required to maintain a minimum fixed charge coverage ratio of not less than 1.0 to 1.0 as of the end of any period of 12 fiscal months when excess availability under the facility is less than the greater of (a) 10% of the lesser of (i) the total revolving commitments and (ii) the borrowing base (such lesser amount, the “Line Cap”) and (b) $25 million.
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
As of December 31, 2024, we believe we are in compliance with the provisions of our Senior Notes indenture and our Credit Agreement. Our ability to comply with the various terms and conditions in the future may be affected by events beyond our control, including prevailing economic, financial and industry conditions.
Risks Related to an Investment in Our Common Stock
Our common stock has experienced, and may continue to experience, trading price and volume volatility.
The trading price and volume of our common stock has been and may continue to be subject to large fluctuations. The market price and volume of our common stock may increase or decrease in response to a number of events and factors, including:
▪Trends in our industry and the markets in which we operate;
▪Changes in the market price of the products we sell;
▪The introduction of new technologies or products by us or our competitors;
▪Changes in expectations for our future financial performance or operating results, including financial estimates or expectations of securities analysts and investors;
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
Also, shareholders may from time to time engage in proxy solicitations, advance shareholder proposals or otherwise attempt to effect changes or acquire control over the Company. Such shareholder campaigns could disrupt our operations and divert the attention of our Board of Directors, senior management and employees from the pursuit of business strategies and adversely affect our results of operations, cash flows and financial condition.

ITEM 1B—UNRESOLVED STAFF COMMENTS
None.
ITEM 1C—CYBERSECURITY
The Company’s Board of Directors (the “Board”) recognizes the critical importance of maintaining the trust and confidence of our customers, clients, business partners and employees. The Board is actively involved in oversight of the Company’s risk management program, and cybersecurity represents an important component of the Company’s overall approach to enterprise risk management (“ERM”). The Company’s cybersecurity policies, standards, processes, and practices are aligned with the National Institute of Standards and Technology Cybersecurity Framework and are fully integrated into the Company’s ERM program. In general, the Company seeks to address cybersecurity risks through a comprehensive, cross-functional approach that is focused on preserving the confidentiality, security and availability of the information that the Company collects and stores by identifying, preventing and mitigating cybersecurity threats and effectively responding to cybersecurity incidents when they occur.
Risk Management and Strategy
As one of the critical elements of the Company’s overall ERM approach, the Company’s cybersecurity program is focused on the following key areas:
Governance: The Board’s oversight of cybersecurity risk management is supported by the Audit Committee of the Board, which regularly interacts with the Company’s General Counsel, ERM committee, the Sr. Director, IT and executive leadership. The ERM committee is a cross-functional team of high-level leaders that meet at least quarterly to anticipate, identify, prioritize and manage material risks to the Company’s strategic objectives. It conducts an extensive bi-annual survey and interview process to identify the material risks and continues to monitor for any emerging material risks between surveys. The ERM committee reports on its findings and activities twice annually to the Audit Committee of the Board. The Company conducts a self-assessment on an annual basis to evaluate performance against the National Institute of Standards and Technology Cybersecurity Framework’s categories and subcategories to help the Company adapt and improve its management of cybersecurity risks.
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
Technical Safeguards: The Company deploys technical safeguards that are designed to protect the Company’s information systems from cybersecurity threats, like artificial intelligence platforms with an array of technologies, extensive encryption, firewalls, intrusion prevention and detection systems, anti-malware functionality and access controls, which are evaluated and improved through vulnerability assessments and cybersecurity threat intelligence. The Company’s cybersecurity controls are incorporated into our internal control environment, managed and tested in accordance with the Sarbanes-Oxley Act. When a weakness in the Company’s technical safeguards is identified, the Company works to mitigate and prevent exploitation of the Company’s information.
Incident Response Planning: The Company has developed a comprehensive incident response plan. This plan outlines specific protocols for identifying, containing and eradicating cybersecurity incidents and threats to minimize their impact on our operations and stakeholders. A dedicated internal incident response team is responsible for executing this plan. The plan is regularly tested and updated to address evolving threats and industry best practices. Additionally, the Company works with relevant authorities and third-party specialists, as needed, to enhance cybersecurity threat response capabilities. The Company also has a cybersecurity risk insurance policy.
Third-Party Risk Management: The Company leverages third parties that support various operational and technical functions, some of which require limited access to internal systems and data. The Company has implemented a comprehensive third-party risk management program that includes vendor assessments, contractual requirements and ongoing third-party monitoring to mitigate these risks and ensure compliance with security policies and industry standards. All third-party access is protected and managed by the same security controls, processes and policies used by the Company for internal accounts.

Education and Awareness: The Company employs a variety of security-focused training/awareness practices to equip the Company’s personnel with effective tools to address cybersecurity threats. Information Technology (“IT”) and cybersecurity-based training is performed during employee on-boarding to communicate the Company’s evolving information security policies, standards, processes and practices. Additional personnel training occurs on an ongoing basis. The Company also regularly conducts tabletop exercises for security scenarios, including both leadership-focused exercises and IT-driven exercises. Phishing simulations are performed on a monthly basis and Company-wide notifications and/or cyber awareness messages are sent on an as-needed basis.
The Audit Committee also surveys data and factors that impact costs and incident response efforts.
Governance
The Board, in coordination with the Audit Committee, oversees the Company’s ERM process, including the management of risks arising from cybersecurity threats. The Board and the Audit Committee each receive regular presentations and reports on cybersecurity risks from the Sr. Director, IT. The Board and the Audit Committee also receive prompt and timely information regarding any cybersecurity incident that meets established reporting thresholds, as well as ongoing updates regarding any such incident until it has been addressed. The Board and the Audit Committee regularly discuss topics that include regulatory compliance, incident response and data privacy and on at least an annual basis, discuss the Company’s approach to cybersecurity risk management with members of management.
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

ITEM 3—LEGAL PROCEEDINGS
As of December 31, 2024, the Company was named as a defendant or was otherwise involved in numerous legal proceedings and governmental examinations, including class action lawsuits, in connection with the conduct of its business activities, in various jurisdictions, both in the United States and internationally. Accrual for losses have been recorded in accordance with GAAP. On the basis of information currently available to it, management does not believe that existing proceedings and investigations will have a material impact on our consolidated financial condition or liquidity if determined in a manner adverse to the Company. However, such matters are unpredictable, and we could incur judgments or enter into settlements for current or future claims that could materially and adversely affect our financial statements. Costs associated with the litigation and settlements of legal matters are reported within General and administrative expenses in the Consolidated Statements of Operations.
Legal Matter Estimated Liability
The Company has been named as a defendant in California state court in three purported class action lawsuits, alleging wage and hour claims under California-specific employment laws: one that remains pending (“Pending Class Action”), and two which were resolved in the first quarter of 2024 (collectively “Closed Class Action”). The defense of the Closed Class Action lawsuits were being handled in conjunction with one another. During the three months ended March 31, 2023, in accordance with ASC 450, the Company concluded a liability related to the Matters was probable and estimable. As such, an estimated liability of $3.0 million was included in General & administrative expenses in the Consolidated Statements of Operations for the year ended December 31, 2023. During the second quarter of 2023, the Company reached an agreement to resolve the Closed Class Action Matters via settlement for an amount materially consistent with the estimated liability. The settlement proceeds were paid in the first quarter of 2024, and the Company received confirmation on February 20, 2024 that the administrator received the settlement payment. Those matters are now closed.

Product Liability Claims
The Company is and has been, and may in the future be, subject to product liability claims and litigation incidental to the Company’s normal operating activities. On October 6, 2020, the Company was named as a co-defendant in a lawsuit, Eileen Williams, Elizabeth Perkins, et al. v. Wabash National Corporation, et al., filed in the Circuit Court of the City of St. Louis, Missouri (the “Product Liability Matter”). On September 5, 2024, a jury awarded compensatory damages of $12.0 million and punitive damages of $450 million (the “Award”) against the Company in the Product Liability Matter. On November 22, 2024, applying an offset related to the plaintiff’s settlement with a separate defendant, the Circuit Court entered judgment in the Product Liability Matter consisting of compensatory damages of $11.5 million and punitive damages of $450 million. The case related to a 2019 motor vehicle accident in which a passenger vehicle with an unobstructed view struck the back of a nearly stopped 2004 Wabash trailer that was operated by co-defendant GDS Express Inc. at the time of the accident. The evidence was undisputed that the trailer fully complied with all applicable regulations. Based on the Award, as of December 31, 2024, the Company has recognized an aggregate liability for this matter of $461.5 million included in the Company’s Consolidated Balance Sheet within Other non-current liabilities. The Company believes that the compensatory damages will be covered by the Company’s insurance policies and recorded a $11.5 million receivable included in Other assets in the Company’s Consolidated Balance Sheet as of December 31, 2024.
The Company believes the Award is abnormally high and the verdict is not supported by the facts or the law. Among other things, and despite precedent to the contrary, the jury was prevented from hearing critical evidence in the case, including that the driver’s blood alcohol level was over the legal limit at the time of the accident. The fact that neither the driver nor his passenger was wearing a seatbelt was also kept from the jury, even though plaintiffs argued both would have survived a 55-mile-per-hour collision had the vehicle not broken through the trailer’s rear impact guard. There will be post-trial proceedings before the court enters a final judgment for purpose of appeal, and the Company will be evaluating all available legal options.
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
On November 13, 2019, the Company received a notice that it was considered one of several PRPs by the Indiana Department of Environmental Management (“IDEM”) under CERCLA and state law related to substances found in soil and groundwater at a property located at 817 South Earl Avenue, Lafayette, Indiana (the “Site”). The Company has never owned or operated the Site, but the Site is near certain of the Company’s owned properties. In 2020, the Company agreed to implement a limited work plan to further investigate the source of the contamination at the Site and worked with IDEM and other PRPs to finalize the terms of the work plan. The Company submitted its initial site investigation report to IDEM during the third quarter of 2020, indicating that the data collected by the Company’s consultant confirmed that the Company’s properties are not the source of contamination at the Site. In December 2021, after completing further groundwater sampling work, the Company submitted to IDEM a supplemental written report, which again stated that the Company is not a responsible party and the Company’s properties are not a source of any contamination. In June 2022, the Company and other PRPs finalized Work Plan Addendum No. 3, which provided for additional groundwater sampling on another PRP property. The Company completed all additional sampling and submitted supplemental reports to IDEM as of the first quarter of 2024. All available information and reports establish there is no source of any contamination on the Company’s owned properties. As of December 31, 2024, based on the information available, the Company does not expect this matter to have a material adverse effect on its financial condition or results of operations.

ITEM 4—MINE SAFETY DISCLOSURES
Not Applicable.
PART II
ITEM 5—MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Information Regarding our Common Stock
Our common stock is traded on the New York Stock Exchange under the ticker symbol “WNC.” The number of record holders of our common stock at February 13, 2025 was 466.
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
Performance Graph
The following graph shows a comparison of cumulative total returns for an investment in our common stock, the S&P 500 Composite Index, and the Dow Jones Transportation Index. It covers the period commencing December 31, 2019 and ending December 31, 2024. The graph assumes that the value for the investment in our common stock and in each index was $100 on December 31, 2019.
Comparative of Cumulative Total Return
December 31, 2019 through December 31, 2024
among Wabash National Corporation, the S&P 500 Index,
and the Dow Jones Transportation Index

	Base Period December 31,	Indexed Returns Years ended December 31,
Company/Index	2019	2020	2021	2022	2023	2024
Wabash National Corporation	$100.00	$118.92	$137.02	$160.94	$184.72	$125.56
S&P 500 Index	$100.00	$116.26	$147.52	$118.84	$147.64	$182.05
Dow Jones Transportation Index	$100.00	$114.73	$151.16	$122.85	$145.84	$145.82

Purchases of Our Equity Securities
On February 15, 2024, we announced that our Board of Directors approved the repurchase of an additional $150 million in shares of common stock over a three-year period. This authorization was an increase to the previous $150 million repurchase program approved in August 2021 and the previous $100 million repurchase programs approved in November 2018, February 2017, and February 2016. The repurchase program is set to expire in February 2027. Stock repurchases under this program may be made in the open market or in private transactions at times and in amounts determined by us. During the fourth quarter of 2024, there were 456,747 shares repurchased pursuant to our repurchase program. As of December 31, 2024, $124.2 million remained available under the program. Additionally, for the quarter ended December 31, 2024, there were 684 shares surrendered or withheld to cover minimum employee tax withholding obligations generally upon the vesting of restricted stock awards.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Amount That May Yet Be Purchased Under the Plans or Programs ($ in millions)
October 2024	33,906	$17.91	33,373	$132.2
November 2024	204,952	$19.11	204,952	$128.3
December 2024	218,573	$18.44	218,422	$124.2
Total	457,431	$18.70	456,747	$124.2
ITEM 6—RESERVED

ITEM 7—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) describes the matters that we consider to be important to understanding the results of our operations for the years ending December 31, 2024 and December 31, 2023. In addition, we address our capital resources and liquidity as of December 31, 2024. Our discussion begins with our assessment of the condition of the North American trailer industry along with a summary of the actions we have taken to strengthen the Company. We then analyze the results of our operations for the last two years, including trends in the overall business and our operating segments, followed by a discussion of our cash flows and liquidity, capital market events, our debt obligations, and our contractual commitments. We conclude with a review of critical accounting judgments and estimates and information on recent accounting pronouncements that we adopted during the year, if any, as well as those not yet adopted that may have an impact on our financial accounting practices, if any.
For discussion of results of operations for the year ended December 31, 2023 compared to the results of operations for the year ended December 31, 2022, see Part II, Item 7,—”Management's Discussion and Analysis of Financial Condition and Results of Operations” of our 2023 Annual Report on Form 10-K, filed with the SEC on February 22, 2024.
Executive Summary
In 2024, the company continued to build on our record setting financial and strategic accomplishments of 2023 by demonstrating improved resilience during an industry down-cycle and maintaining a forward posture by continuing to invest in strategic growth in a manner that's unprecedented relative to market conditions. Operating loss in 2024 totaled $356.1 million and the operating margin was (18.3)%. The Company’s operating loss includes a $450.0 million non-cash charge for punitive damages stemming from the Product Liability Matter as further described in Note 14 in the Notes to Consolidated Financial Statements. Additional discussion related to financial results are included in the “Results of Operations” section below.
Throughout 2024, we have continued to create more points of connection with our customers with greater focus on Parts & Services as well as innovative offerings like Trailers as a Service (TaaS)℠ that allow us to add recurring, longer-term value beyond an initial transaction. These advancements have not only deepened our customer engagement but have also enriched our collaborations with supplier and technology partners. We have solidified specific partnerships that are enabling us to grow our recurring revenue within the transportation, logistics and infrastructure ecosystem. Our Wabash Parts joint venture rapidly established significant distribution capabilities that allow our dealer network efficient access to our comprehensive portfolio of aftermarket parts. Linq Venture Holdings, LLC continues to play a crucial role in advancing our digital capabilities, which aim to revolutionize the online experience for our dealers, traditional and non-traditional suppliers of both parts and services and a broad set of customers spanning across the vast transportation and logistics landscape. Additionally, our 2023 investment to add 20% more dry van manufacturing capacity has reinforced our go-to-market strategy with a portfolio-based selling approach that leverages the breadth of our products.

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
Throughout 2024, we demonstrated our commitment to being responsible stewards of the business by maintaining a balanced approach to capital allocation. The resilience of our operations and our strong financial position provided us the opportunity to take specific actions as part of our ongoing commitment to prudently manage the overall financial risks of the Company, returning capital to our shareholders, and deleveraging our balance sheet. These actions included repurchasing $64.4 million (inclusive of excise tax) of common stock under the share repurchase program approved by our Board of Directors and paying dividends of $14.8 million. In addition, as further described in the “Liquidity and Capital Resources” section below, in September 2022 we amended our Revolving Credit Agreement. The amendment increased the total credit facility to $350 million, extended the maturity to September 2027, which is the nearest maturity date of our long-term debt, and as of December 31, 2024, there were no amounts outstanding under the Revolving Credit Agreement. Collectively, these actions demonstrate our confidence in the financial outlook of the Company and our ability to generate cash flow, both near and long term, and reinforce our overall commitment to deliver shareholder value while maintaining the flexibility to continue to execute our strategic plan for profitable growth and diversification.
In addition to overall industry risks, there are downside risks relating to issues with both the domestic and global economies, including the housing, energy, and construction-related markets in the U.S. Other potential risks as we proceed into 2025 primarily relate to the fact that we rely on a limited number of suppliers for certain key components and raw materials in the manufacturing of our products, including tires, landing gear, axles, suspensions, aluminum extrusions, chassis and specialty steel coil. While we have taken actions to mitigate certain of these risks, there may be additional or increased shortages of supplies of raw materials or components which would have an adverse impact on our ability to meet demand for our products. Despite these risks, we believe we are well positioned to capitalize on a historically normalized overall demand level while maintaining or growing margins through improvements in product pricing as well as productivity and other operational excellence initiatives.
As we enter 2025, we will continue to adjust to changes in the current environment, preserve the strength of our balance sheet, prioritize the safety of our employees, and ensure the liquidity and financial well-being of the Company. We believe we remain well-positioned for both near-term and long-term success in the transportation, logistics, and infrastructure industries because: (1) our core customers are among the major participants in these industries; (2) our technology and innovation provides value-added solutions for our customers by reducing operating costs, improving revenue opportunities, and solving unique transportation problems; (3) our Wabash Management System (“WMS”) principles and processes and enterprise-wide lean efforts drive focus on the interconnected processes that are critical for success across our business; (4) our significant brand recognition, presence throughout North America, and the utilization of our extensive dealer network to market and sell our products; and (5) our One Wabash approach to create a consistent, superior experience for all customers who seek our connected solutions in the transportation, logistics, and infrastructure markets. By continuing to be a premier provider of diverse solutions aimed at optimizing end-to-end supply chains across the transportation, logistics, and infrastructure industries we expect to leverage our existing assets and capabilities into higher margin products and markets by delivering connected value-added customer solutions.
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
▪External performance. We actively track our warranty claims and costs to identify and drive improvement opportunities in quality and reliability for our customers. Early life-cycle warranty claims for our van trailers are trended for performance monitoring. Using a unit-based warranty reporting process to track performance and document failure rates, early life-cycle warranty units per 100 van trailers shipped averaged approximately 2.8, 2.6, and 1.8 units in 2024, 2023 and 2022, respectively. Continued low claim rates have been driven by our successful execution of continuous improvement programs centered on process variation reduction and responding to the input from our customers. We expect that these activities will continue to allow us to manage our total warranty cost profile.
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
During 2023, our recycling programs and use of recycled materials saved 336,000 cubic yards of landfill space (a decrease of 2.7% from 2022), 82,122,000 kilowatt-hours of electricity (a decrease of 4.2% from 2022), 80,000 metric tons of greenhouse gas emissions (a decrease of 3.6% from 2022), and 40,000 mature trees (an increase of 6.1% from 2021). In addition, in December 2024, we were recognized among Newsweek’s America’s Most Responsible Companies 2025.
Additionally, Wabash views remanufacturing as an opportunity to help customers extend the useful life of their equipment, which reduces the amount of raw materials needed to produce new machinery. In 2023, revenue from remanufacturing totaled approximately $12.8 million (an increase of 23.1% from 2022).
In addition, manufacturers across multiple industries choose our proprietary DuraPlate® composite technology for its versatility and strength. Each DuraPlate® panel and product contains between 15% and 30% post-consumer resin (“PCR”). By using PCR in the manufacture of DuraPlate®, Wabash has diverted the equivalent of more than 1.86 billion plastic bottles from landfills including 127 million bottles in 2023. Furthermore, at the end of the product lifespan, DuraPlate® is recyclable.
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
Industry Trends
Trucking in the U.S., according to the American Trucking Association (“ATA”), was estimated to be a $906 billion industry in 2024, representing a decrease of approximately 4% from ATA’s 2023 estimate. Trailer demand is a direct function of the amount of freight to be transported. To monitor the state of the industry, we evaluate a number of indicators related to trailer manufacturing and the transportation industry. Recent trends we have observed include the following:
Transportation / Trailer Cycle. The trailer industry generally follows the transportation industry cycles. The most recent estimates from industry forecasters ACT Research Co. (“ACT”) and FTR Associates (“FTR”) indicate total United States trailer production levels for 2024 of approximately 235,000 and 224,000, respectively, which represents a decrease of approximately 26.1% and 28.7%, respectively, from 2023 production levels.
Current estimates from ACT and FTR for 2025 United States trailer production are 217,000 and 234,000, respectively, representing a decrease of approximately 7.7% and an increase of 4.5%, respectively, versus 2024. These estimates are generally in-line with our expectations as trailer manufacturers manage a continued softening of 2025 demand compared to previous years.
ACT is forecasting annual new trailer production levels for 2026, 2027, 2028, and 2029 of approximately 255,000, 302,000, 307,000, and 289,000, respectively. In addition, FTR is forecasting annual new trailer production levels of 280,000 in 2026. These estimates are generally more consistent with historical trailer industry production levels, and in some years higher than historical production levels. However, overall economic uncertainty and softening demand in the industry for certain of our products could continue to impact these estimates. This uncertainty and softening are evident in the ACT and FTR forecasts, particularly for 2025 production. However, we believe that our strategic plan and actions taken over the last several years have positioned us to remain well-suited to adapt to changes in the industry and demand environment due to our strong balance sheet, liquidity profile, and diversification.

Transportation Regulations and Legislation. There are several different areas within both federal and state government regulations and legislation that are expected to have an impact on trailer demand, including:
▪On July 15, 2022, the National Highway Traffic Safety Administration (“NHTSA”) issued the final rule to upgrade Federal Motor Vehicle Safety Standard (“FMVSS”) No. 223, ‘‘Rear impact guards,’’ and FMVSS No. 224, ‘‘Rear impact protection,’’ which together provide protection for occupants of passenger vehicles in crashes into the rear of trailers. This final rule adopts requirements of Canada Motor Vehicle Safety Standard (“CMVSS”) No. 223, ‘‘Rear impact guards’’ for energy absorption, loadings, and the definition for rear extremity. Additionally, it defines requirements for maintaining load paths during the energy absorption test. The final rule became effective on January 11, 2023, with a compliance date of July 15, 2024. All Wabash van, tank, and platform trailer products were certified to be compliant with the final rule before July 2024 when the rule enforcement began.
▪The Canadian Department of the Environment continues to delay the trailer portions of Canada’s greenhouse gas regulations (“GHG2”), essentially following the California Air Resource Board (“CARB”) who will provide at least a six-month notice prior to commencement of enforcing GHG2. This rule mirrored the EPA GHG2 regulations and would only apply to Wabash trailers registered in Canada.
▪On December 3, 2019, CARB issued an official advisory notifying trailer manufacturers that CARB will be suspending enforcement of GHG2 trailer requirements and will provide at least a six-month written notice prior to commencement of enforcing GHG2. If we were to receive CARB’s six-month advance notice of enforcement, more stringent van trailer standards became effective in model year 2024 and would again in model year 2027—requiring more advanced fuel efficiency technologies, such as rear boat tails and higher percentage improvement side skirts and tires. CARB continues to suspend enforcement as a six-month written notice has not been issued. We will continue to monitor the status of the regulation.
▪CARB Advanced Clean Fleet (“ACF”) legislation sets requirements for organizations to reduce the overall emissions of the vehicle fleets they operate. These standards applied to fleets owned and operated by Wabash at the Moreno Valley and Perris, California facilities as well as many Wabash customers who own and operate fleets in California. However, CARB recently withdrew a waiver request from EPA and will not enforce ACF regulations for high-priority (large commercial) and drayage fleets. State and local government fleets remain subject to the regulation.
▪CARB’s Advanced Clean Truck regulations impact the truck body chassis manufacturers that supply to Wabash by setting an annual zero emission sales requirement. This regulation, while being challenged by multiple states, is expected to drive larger market penetration of electric commercial trucks over the next 10 years as requirements are ramped up.
▪In 2024, CARB zero-emissions Transport Refrigeration Unit (“TRU”) rules went into effect. Like ACF, these requirements impacted Wabash customers and worked to drive greater demand for electric TRUs that are installed on Wabash vehicles. CARB requested and received a partial waiver from EPA for TRUs. CARB withdrew the portion of the waiver request that covered the TRU zero emission requirements. While CARB withdrew their waiver request for some of their zero emissions related regulations, we believe that innovation will continue to drive the industry toward a lower emission solution that provides a value proposition to the customers over and above a compliance-only driven solution.
▪EPA’s American Innovation and Manufacturing Act (“AIM”) continues to phase-down the production and consumption of hydrofluorocarbons (“HFCs”) in the United States. The AIM Act currently mandates that EPA provide Wabash with application-specific allowances to manufacture EcoNex™ Technology products. Such allowances operate to increase certainty that HFCs are made available to Wabash during the time that the application-specific provisions are active. EPA is evaluating extending the allocation program with a rule expected in 2025.
▪Updates to the proposed CARB 2024 Heavy-Duty Engine and Vehicle Omnibus regulation provided greater flexibility to chassis manufacturers for 2024–2026 engine model years. While this should help OEMs as they develop near-term engine updates, OEMs will be required to comply with 2027 emission regulations in the long-term. While the number of chassis manufacturers registering EVs continued to grow (albeit largely in the traditional OEM space), hydrogen fuel cell manufacturers also started to register. While the numbers were small (primarily testing and over-the-road applications), this was a positive sign for the future of work trucks. In December 2024, the EPA issued a waiver officially giving CARB federal permission to enforce the rule.
▪PFAS regulations are being developed and issued by EPA and various states. We are monitoring the regulations and their applicability to our operations and products.

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
▪We expect that the majority of freight in our industry will continue to be moved by truck and, according to ATA, total freight transportation revenue is expected to increase from an estimated $906 trillion in 2024 to $1.46 trillion in 2035.
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
▪Oversupply of refrigerated trailers in 2022-2023 has led to a surplus of inventory in the market, which put downward pressure on supply for the majority of 2024. The long-term outlook of the market still remains strong, and there is expected to be a return to normal levels by early or mid-2025.

Results of Operations
The following table sets forth certain operating data as a percentage of net sales for the periods indicated:

	Years Ended December 31,
	2024	2023	2022
Net sales	100.0%	100.0%	100.0%
Cost of sales	86.4%	80.4%	87.1%
Gross profit	13.6%	19.6%	12.9%

General and administrative expenses	29.8%	5.8%	4.5%
Selling expenses	1.4%	1.0%	1.1%
Amortization of intangible assets	0.6%	0.5%	0.6%
Impairment and other, net	—%	—%	—%
(Loss) income from operations	(18.3)%	12.3%	6.7%

Interest expense	(1.0)%	(0.8)%	(0.8)%
Other, net	0.3%	0.1%	—%
Other expense, net	(0.7)%	(0.6)%	(0.8)%
Loss from unconsolidated entity	(0.3)%	—%	—%
(Loss) income before income tax expense	(19.3)%	11.6%	5.9%

Income tax (benefit) expense	(4.8)%	2.5%	1.3%
Net (loss) income	(14.5)%	9.1%	4.5%

2024 Compared to 2023
Net Sales
Net sales in 2024 decreased $589.8 million, or 23.3%, compared to 2023. By business segment, net sales prior to intersegment eliminations and related trailer units sold were as follows (dollars in thousands):

	Year Ended December 31,		Change
	2024	2023	Amount	%
	(prior to elimination of intersegment sales)
Sales by Segment
Transportation Solutions	$1,755,133	$2,338,604	$(583,471)	(24.9%)
Parts & Services	205,062	220,873	(15,811)	(7.2%)
Eliminations	(13,455)	(22,977)	9,522
Total	$1,946,740	$2,536,500	$(589,760)	(23.3)%

New Units Shipped	(units)
Trailers	32,100	44,450	(12,350)	(27.8%)
Truck bodies	14,255	16,070	(1,815)	(11.3)%
Total	46,355	60,520	(14,165)	(23.4%)

Used Units Shipped	(units)
Trailers	80	90	(10)	(11.1%)
TS segment sales, prior to the elimination of intersegment sales, were $1,755.1 million in 2024, a decrease of $583.5 million, or 24.9% compared to 2023. The decrease in sales was primarily due to a decline in shipments due to lower demand. New trailers shipped during 2024 totaled 32,100 compared to 44,450 trailers in prior year, a decrease of 27.8%. New truck bodies shipped during 2024 totaled 14,255 compared to 16,070 truck bodies in prior year, a decrease of 11.3%. The decrease in shipments was primarily driven by lower demand due to the softening freight market. Pricing did not see any significant year over year degradation due in part to our continued efforts to tie pricing to key commodity indicators, our curated customer portfolio, and improved pricing processes.
P&S segment sales, prior to the elimination of intersegment sales, were $205.1 million in 2024, a decrease of $15.8 million, or 7.2%, compared to 2023. The overall decrease in sales for this segment was due primarily to lower sales in our Process Systems and Components businesses of $13.0 million and $14.4 million, respectively, due to decreased demand. The overall decrease in sales was partially offset by higher sales within our Upfitting Solutions and Services business of $10.7 million.
Cost of Sales
Cost of sales was $1,681.7 million in 2024, a decrease of $356.6 million, or 17.5%, compared to 2023. Cost of sales is comprised of material costs, a variable expense, and other manufacturing costs, comprised of both fixed and variable expenses, including direct and indirect labor, outbound freight, overhead expenses, and depreciation.
TS segment cost of sales was $1,537.5 million in 2024, a decrease of $361.2 million, or 19.0%, compared to 2023. The decrease in cost of sales, which was primarily driven by lower shipment volumes, resulted in a decrease in materials costs of $305.6 million, or 23.5%, a decrease in labor and employee related costs of $55.2 million, or 14.6%, along with a decrease in certain other manufacturing costs.
P&S segment cost of sales, prior to the elimination of intersegment sales, was $157.6 million in 2024, a decrease of $4.9 million, or 3.0%, compared to 2023. The decrease in cost of sales, which was primarily driven by lower sales, resulted in a decrease in materials costs of $13.4 million, or 11.3%. This was partially offset by an increase in labor and employee related costs of $5.4 million, or 20.7%, and an increase in certain other overhead costs associated with growth initiatives within the segment.

Gross Profit
Gross profit was $265.1 million in 2024, a decrease of $233.1 million, or 46.8% from 2023. Gross profit as a percentage of sales, or gross margin, was 13.6% in 2024 as compared to 19.6% in 2023. Gross profit by segment was as follows (in thousands):

	Year Ended December 31,		Change
	2024	2023	$	%
Gross Profit by Segment
Transportation Solutions	$217,618	$439,864	$(222,246)	(50.5)%
Parts & Services	47,454	58,323	(10,869)	(18.6)%
Corporate and Eliminations	—	—	—
Total	$265,072	$498,187	$(233,115)	(46.8)%
TS segment gross profit was $217.6 million in 2024 compared to $439.9 million in 2023, a decrease of $222.2 million. Gross profit, as a percentage of net sales prior to the elimination of intersegment sales, was 12.4% in 2024 as compared to 18.8% in 2023, a decrease of 6.4%. The overall decrease in gross profit from the prior year period was primarily driven by the decline in shipments across all of our product lines. Various fixed costs that remained constant reduced gross profit as a percentage of net sales.
P&S segment gross profit was $47.5 million in 2024 compared to $58.3 million in 2023. Gross profit, as a percentage of net sales prior to the elimination of intersegment sales, was 23.1% in 2024 compared to 26.4% in 2023, a decrease of 3.3%. The overall decrease in gross profit was primarily related to the year over year decrease in sales.
General and Administrative Expenses
General and administrative expenses were $580.7 million in 2024, an increase of $434.0 million, or 295.9%, compared to 2023. The increase from the prior year period was due to an increase in professional and outside services costs of $447.3 million, which includes the estimated liability of $450.0 million for the Product Liability Matter, as defined and further described in Note 14 in the Notes to Consolidated Financial Statements. This was partially offset by a decrease in general and administrative employee-related costs, including benefits and incentive programs, of approximately $14.4 million. As a percentage of sales, general and administrative expenses were 29.8% for the 2024 period as compared to 5.8% for the same period of 2023. The overall increase in general and administrative expenses as a percentage of net sales was primarily attributable to the Product Liability Matter.
Selling Expenses
Selling expenses were $28.0 million in 2024, an increase of $1.5 million, or 5.7%, compared to 2023. The increase was primarily attributable to an increase in advertising and promotional expense of approximately $3.5 million, which is due in part to expenses incurred during the 2024 period related to our Ignite Conference. These increases were partially offset by a decrease in sales employee-related costs, including benefits and incentive programs, of approximately $1.7 million. As a percentage of net sales, selling expenses were 1.4% in 2024 compared to 1.0% in 2023. The overall increase in selling expenses as a percentage of net sales was primarily attributable to the increase in advertising and promotional expense, which outpaced the increase in sales.
Amortization of Intangibles
Amortization of intangibles was $12.0 million in 2024 compared to $12.8 million in 2023. Amortization of intangibles was the result of expenses recognized for intangible assets recorded from previous acquisitions. In 2024, certain technology-related intangible assets became fully amortized. There were no intangible assets that became fully amortized 2023.
Impairment and Other, Net
Impairment and other, net was a net loss of $0.5 million during 2024 and a net loss of $0.2 million during 2023. Activity during the current year period primarily related to the impairment of $1.0 million of construction-in-progress projects that were no longer expected to be completed and the write-off of certain property, plant, and equipment and IT-related assets. These items were partially offset by the sale of a building (and the related land) as further described in Note 21 in the Notes to Consolidated Financial Statements, which resulted in a gain of approximately $0.5 million.

Other Income
Interest expense in 2024 totaled $19.8 million compared to $19.9 million in 2023. Interest expense relates to interest and non-cash accretion charges on our Senior Notes and Revolving Credit Agreement. Interest expense in the current year period was lower than in the 2023 period due to lower average outstanding balances under the Revolving Credit Facility.
Other, net for 2024 represented income of $5.4 million as compared to income of $3.4 million for 2023. Income for both the current and prior year period primarily relates to interest income.
Income Taxes
We recognized income tax benefit of $93.5 million in 2024 compared to income tax expense of $62.8 million in 2023. The effective tax rate for 2024 was 24.8% compared to 21.3% for 2023. The effective tax rate for both 2024 and 2023 differs from the U.S. Federal statutory rate of 21.0% primarily due to the impact of state and local taxes and discrete items, including stock-based compensation. Net cash paid for income taxes in 2024 was $29.8 million compared to net cash paid during 2023 of $82.6 million.
Liquidity and Capital Resources
Capital Structure
Our capital structure is comprised of a mix of debt and equity. As of December 31, 2024, our debt-to-equity ratio was approximately 2.1:1.0. Our long-term objective is to generate operating cash flows sufficient to support the growth within our businesses and increase shareholder value. This objective will be achieved through a balanced capital allocation strategy of sustaining strong liquidity, maintaining healthy leverage ratios, investing in the business both organically and strategically, and returning capital to our shareholders. Our Board of Directors designated a Finance Committee to assist the Board in overseeing the Company’s capital structure, financing, investment, and other financial matters of importance.
Throughout 2024, in keeping with this balanced approach, we repurchased $64.4 million (inclusive of excise tax) of common stock under the share repurchase program approved by our Board of Directors and paid dividends of $14.8 million. Additionally, as described in the “Debt Agreements and Related Amendments” section below, in September 2022 we amended our Revolving Credit Agreement. The amendment increased the total revolving commitments to $350 million and extended the maturity to September 2027, the nearest maturity date of our long-term debt. As of December 31, 2024, there were no amounts outstanding under the Revolving Credit Agreement. Collectively, these demonstrate our confidence in the Company’s long-term financial outlook and ability to generate cash flow both near and long term. They reinforce our commitment to delivering shareholder value while maintaining the flexibility to execute our strategic plan for profitable growth and diversification.
Our liquidity position, defined as cash on hand and available borrowing capacity on the Revolving Credit Facility, amounted to $421.9 million as of December 31, 2024, compared to $516.1 million as of December 31, 2023, an decrease of 18%. The decrease from the prior year is primarily attributable to a lower cash balance at December 31, 2024, due to a reduction in cash provided by operating activities in 2024 versus 2023. For 2025, we expect to continue our commitment to fund our working capital requirements and capital expenditures from net cash provided by operations or available borrowing capacity under the Revolving Credit Agreement, as needed. Along with these investments, we will also maintain our assets to react to any economic and/or industry changes, while also responsibly returning capital to our shareholders. We will continue to move rapidly to adjust to the current environment to preserve the strength of our balance sheet, while prioritizing the safety of our employees and ensuring the liquidity and financial well-being of the Company.
Debt Agreements and Related Amendments
Senior Notes
On October 6, 2021, we closed on an offering of $400 million in aggregate principal amount of our 4.50% unsecured Senior Notes (the “Senior Notes”). The Senior Notes were issued pursuant to an indenture dated as of October 6, 2021, by and among us, certain subsidiary guarantors named therein (the “Guarantors”) and Wells Fargo Bank, National Association, as trustee (the “Indenture”). The Senior Notes bear interest at the rate of 4.50% and pay interest semi-annually in cash in arrears on April 15 and October 15 of each year. The Senior Notes will mature on October 15, 2028. At any time prior to October 15, 2024, we may redeem some or all of the Senior Notes for cash at a redemption price equal to 100% of the aggregate principal amount of the Senior Notes being redeemed plus an applicable make-whole premium set forth in the Indenture and accrued and unpaid interest to, but not including, the redemption date.

Prior to October 15, 2024, we may redeem up to 40% of the Senior Notes at a redemption price of 104.500% of the principal amount, plus accrued and unpaid interest to, but not including, the redemption date, with the proceeds of certain equity offerings, provided that after any such redemption, at least 60% of the aggregate principal amount of the Senior Notes remain outstanding. On and after October 15, 2024, we may redeem some or all of the Senior Notes at redemption prices (expressed as percentages of principal amount) equal to 102.250% for the twelve-month period beginning on October 15, 2024, 101.125% for the twelve-month period beginning October 15, 2025 and 100.000% beginning on October 15, 2026, plus accrued and unpaid interest to, but not including, the redemption date. Upon the occurrence of a Change of Control (as defined in the Indenture), unless we have exercised our optional redemption right in respect of the Senior Notes, the holders of the Senior Notes will have the right to require us to repurchase all or a portion of the Senior Notes at a price equal to 101% of the aggregate principal amount of the Senior Notes, plus any accrued and unpaid interest to, but not including, the date of repurchase.
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
The Indenture contains customary events of default, including payment defaults, breaches of covenants, failure to pay certain judgments and certain events of bankruptcy, insolvency and reorganization. If an event of default occurs and is continuing, the principal amount of the Senior Notes, plus accrued and unpaid interest, if any, may be declared immediately due and payable. These amounts automatically become due and payable if an event of default relating to certain events of bankruptcy, insolvency or reorganization occurs. As of December 31, 2024, we were in compliance with all covenants.
Contractual coupon interest expense and accretion of fees for the Senior Notes for the years ended December 31, 2024, 2023 and 2022 were $18.0 million and $0.7 million, $18.0 million and $0.6 million, and $18.0 million and $0.6 million, respectively.
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
The Revolving Credit Agreement contains customary covenants limiting our ability and certain of our subsidiaries to, among other things, pay cash dividends, incur debt or liens, redeem or repurchase stock, enter into transactions with affiliates, merge, dissolve, repay subordinated indebtedness, make investments and dispose of assets. In addition, we will be required to maintain a minimum fixed charge coverage ratio of not less than 1.0 to 1.0 as of the end of any period of 12 fiscal months when excess availability under the Revolving Credit Agreement is less than the greater of (a) 10% of the lesser of (i) the total revolving commitments and (ii) the borrowing base (such lesser amount, the “Line Cap”) and (b) $25 million. As of December 31, 2024, we were in compliance with all covenants.
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
Our liquidity position, defined as cash on hand and available borrowing capacity on the Revolving Credit Agreement, amounted to $421.9 million as of December 31, 2024 and $516.1 million as of December 31, 2023, a decrease of $94.2 million (or 18%). The decrease from the prior year is primarily attributable to a lower cash balance at December 31, 2024, due to a reduction in cash provided by operating activities in 2024 versus 2023. The decrease from the prior year is primarily attributable to a lower cash balance at December 31, 2024, due to a reduction in cash provided by operating activities in 2024 versus 2023. For the year ended December 31, 2024, we had payments of principal totaling $0.9 million and borrowings of principal totaling $0.9 million under the Revolving Credit Agreement. As of December 31, 2024, there were no amounts outstanding.
During the year ended December 31, 2023, we had payments of principal totaling $104.2 million and borrowings of principal totaling $104.2 million under the Revolving Credit Agreement. As of December 31, 2023, there were no amounts outstanding.
Interest expense under the Revolving Credit Agreement for the years ended December 31, 2024, 2023, and 2022, was approximately $0.8 million, $0.9 million, and $1.7 million, respectively. Interest expense under the Revolving Credit Agreement is included in Interest expense on the Company’s Consolidated Statements of Operations.
Cash Flow
2024 Compared to 2023
Cash provided by operating activities for 2024 totaled $117.3 million, compared to cash provided by operating activities of $319.6 million in 2023. The cash provided by operations during the current year was the result of net loss adjusted for various non-cash activities, including depreciation, amortization, deferred taxes, stock-based compensation, and a $436.2 million decrease in our working capital. Changes in key working capital accounts for 2024 and 2023 are summarized below (in thousands):

	2024	2023	Change
Source (Use) of cash:
Accounts receivable	$39,044	$72,587	$(33,543)
Inventories	8,810	(23,765)	32,575
Accounts payable and accrued liabilities	(68,687)	5,775	(74,462)
Net source (use) of cash	$(20,833)	$54,597	$(75,430)

Accounts receivable decreased $39.0 million in 2024 and decreased $72.6 million in 2023. Days sales outstanding, a measure of working capital efficiency that measures the amount of time a receivable is outstanding, was approximately 31 days and 28 days for the year-ended December 31, 2024 and 2023, respectively. The decrease in accounts receivable in 2024 was primarily due to the decrease in shipments compared to 2023. Inventories decreased in 2024 by $8.8 million compared to an increase in 2023 of $23.8 million. The overall decrease in inventory for 2024 was primarily attributable to the lower inventory requirements of reduced production compared to prior year. Our inventory turns, a commonly used measure of working capital efficiency that measures how quickly inventory turns per year, were approximately 6 times in both 2024 and 2023, respectively. Accounts payable and accrued liabilities decreased $68.7 million in 2024 compared to an increase of $5.8 million for 2023. Days payable outstanding, a measure of working capital efficiency that measures the amount of time a payable is outstanding, was 35 days in 2024 and 29 days in 2023.
Investing activities used $94.8 million during 2024 compared to $106.0 million used in 2023. Investing activities for 2024 included capital expenditures for property, plant, and equipment of $72.2 million, which was an decrease compared to $98.1 million during 2023. In addition, expenditures related to revenue generating assets totaled approximately $6.9 million and expenditures related to investment in unconsolidated entities totaled approximately $20.1 million, which is further detailed in Note 6 in the Notes to Consolidated Financial Statements. Cash used in investing activities in 2024 and 2023 was primarily related to capital expenditures to support growth and improvement initiatives at our facilities. In 2024, investing activities included $4.4 million proceeds from the sale of assets compared to approximately $0.2 million in 2023.
Financing activities used $86.3 million during 2024 as compared to using $92.5 million during 2023. Net cash used in 2024 primarily relates to common stock repurchases of $70.9 million and cash dividend payments to our shareholders of $14.8 million. Borrowings under our Revolving Credit Agreement totaled $0.9 million which were fully offset by principal, interest, and unused fee payments made under our Revolving Credit Agreement of $0.9 million. We repurchased common stock of $76.2 million and paid cash dividends to our shareholders of $15.9 million in 2023.
Our liquidity position, defined as cash on hand and available borrowing capacity on the Revolving Credit Facility, amounted to $421.9 million as of December 31, 2024 and $516.1 million as of December 31, 2023, a decrease of 18%. Total debt obligations amounted to $400.0 million as of December 31, 2024. The decrease in liquidity from the prior year is primarily attributable to a lower cash balance at December 31, 2024, due to a reduction in cash provided by operating activities in 2024 versus 2023
For 2025 and forward, we expect to continue our commitment to fund our working capital requirements and capital expenditures from net cash provided by operations or available borrowing capacity under the Revolving Credit Agreement (as needed). Along with these investments, we will also maintain our assets to capitalize on any economic and/or industry upswings, while also responsibly returning capital to our shareholders. We will continue to move rapidly to adjust to the current environment to preserve the strength of our balance sheet, while prioritizing the safety of our employees and ensuring the liquidity and financial well-being of the Company.

Contractual Obligations and Commercial Commitments
A summary of our contractual obligations and commercial commitments, both on and off-balance sheet, as of December 31, 2024 are as follows (in thousands):

	2025	2026	2027	2028	2029	Thereafter	Total
Debt:
Revolving Credit Agreement (due 2027)	$—	$—	$—	$—	$—	$—	$—
Senior Notes (due 2028)	—	—	—	400,000	—	—	400,000
Interest Payments on Revolving Credit Agreement (If Any) and Senior Notes [1]	18,000	18,000	18,000	18,000	—	—	72,000
Total Debt	18,000	18,000	18,000	418,000	—	—	472,000
Other:
Operating Leases	13,387	12,293	7,335	3,559	2,112	1,387	40,073
Total Other	13,387	12,293	7,335	3,559	2,112	1,387	40,073
Other Commercial Commitments:
Letters of Credit	4,940	—	—	—	—	—	4,940
Raw Material Purchase Commitments	15,000	—	—	—	—	—	15,000
Chassis Agreements and Programs	60,309	—	—	—	—	—	60,309
Total Other Commercial Commitments	80,249	—	—	—	—	—	80,249
Total Obligations	$111,636	$30,293	$25,335	$421,559	$2,112	$1,387	$592,322
1 Future interest payments on variable rate long-term debt (if any) are estimated based on the rate in effect as of December 31, 2024, and only include interest payments (not unused line fees). However, as of December 31, 2024, there was no variable rate debt (Revolving Credit Agreement) outstanding.
Borrowings under the Revolving Credit Agreement bear interest at a variable rate based on the Secured Overnight Financing Rate (“SOFR”) or a base rate determined by the lender’s prime rate plus an applicable margin, as defined in the agreement. Any outstanding borrowings under the Revolving Credit Agreement bear interest at a rate, at our election, equal to (i) adjusted term SOFR plus a margin ranging from 1.25% to 1.75% or (ii) a base rate plus a margin ranging from 0.25% to 0.75%, in each case depending upon the monthly average excess availability under the Revolving Credit Agreement. We are required to pay a monthly unused line fee equal to 0.20% times the average daily unused availability along with other customary fees and expenses of our agent and lenders. During the year ended December 31, 2024, we had payments of principal of $0.9 million and borrowings of principal of $0.9 million under the Revolving Credit Agreement, and as of December 31, 2024, there were no amounts outstanding.
The Senior Notes bear interest at the rate of 4.5% per annum from the date of issuance, payable semi-annually on April 15 and October 15.
Operating leases represent the total future minimum lease payments for leases that have commenced. As of December 31, 2024, obligations related to operating leases that we have executed but have not yet commenced were nominal.
We have standby letters of credit totaling $4.9 million issued in connection with workers compensation claims and surety bonds.
We have $15.0 million in purchase commitments through December 2025 for various raw material commodities, including aluminum, steel, polyethylene, and nickel, as well as other raw material components which are within normal production requirements.

We obtain vehicle chassis for our specialized vehicle products directly from the chassis manufacturers under converter pool agreements. Chassis are obtained from the manufacturers based on orders from customers, and to a lesser extent, for unallocated orders. Although each manufacturer’s agreement has different terms and conditions, the agreements generally state that the manufacturer will provide a supply of chassis to be maintained from time to time at our various facilities with the condition that we will store such chassis and will not move, sell, or otherwise dispose of such chassis except under the terms of the agreement. The manufacturer transfers the chassis to us on a “restricted basis” retaining the sole authority to authorize commencement of work on the chassis and to make certain other decisions with respect to the chassis including the terms and pricing of sales of the chassis to the manufacturer’s dealers. The manufacturer also does not transfer the certificate of origin to us nor permit us to sell or transfer the chassis to anyone other than the manufacturer (for ultimate resale to a dealer). Although we are party to related finance agreements with manufacturers, we have not historically settled, nor do we expect to in the future settle, any related obligations in cash. Instead, the obligation is settled by the manufacturer upon reassignment of the chassis to an accepted dealer, and the dealer is invoiced for the chassis by the manufacturer. Accordingly, as of December 31, 2024, our outstanding chassis converter pool with the manufacturer totaled $57.1 million and has included this financing agreement on our Consolidated Balance Sheets within Prepaid expenses and other and Other accrued liabilities. All other chassis programs are handled as consigned inventory belonging to the manufacturer and totaled approximately $3.2 million. Under these agreements, if the chassis is not delivered to a customer within a specified time frame, we are required to pay a finance or storage charge on the chassis. Additionally, we receive finance support funds from manufacturers when the chassis are assigned into our chassis pool. Typically, chassis are converted and delivered to customers within 90 days of our receipt of the chassis.
The total amount of gross unrecognized tax benefits for uncertain tax positions, including positions impacting only the timing of tax benefits, was $1.5 million at December 31, 2024. Payment of these obligations would result from settlements with taxing authorities. Due to the difficulty in determining the timing of settlements, these obligations are not included in the table above. We do not expect to make a tax payment related to these obligations within the next year that would significantly impact liquidity.
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
Annual Goodwill Impairment Test
As of December 31, 2024, goodwill allocated to our TS and P&S segments was approximately $120.5 million and $67.9 million, respectively. For the 2024 annual goodwill impairment test conducted as of October 1st, 2024, the Company chose to use a quantitative assessment to determine if it was more likely than not that the fair value of the TS and P&S reporting units were less than their respective carrying amounts. In accordance with the relevant accounting guidance, in order to perform the quantitative assessment, the Company considered many factors including, but not limited to, general economic conditions, industry and market conditions, financial performance and key business drivers, future operating plans, and potential changes to significant assumptions used in the most recent quantitative fair value analysis for each reporting unit (which was conducted in connection with the Company’s segment realignment beginning in September 2021). Based on the analysis of the factors and considerations described above, the Company concluded that it was more likely than not that the fair value of each reporting unit continued to be greater than the respective carrying value. Therefore, no impairment charges were recorded.
During the fourth quarters of 2023 and 2022, the Company completed its annual goodwill impairment test using the qualitative assessment. Based on all assessments performed, the Company believed it was more likely than not that the fair value of its reporting units were greater than their carrying amount and no additional impairment of goodwill was recognized.
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
Commodity Price Risks
We are exposed to fluctuation in commodity prices through the purchase of various raw materials that are processed from commodities such as aluminum, steel, lumber, nickel, copper, and polyethylene. Given the historical volatility of certain commodity prices, this exposure can significantly impact product costs. We manage some of our commodity price changes by entering into fixed price contracts with our suppliers and through financial derivatives. To the extent that we are unable to offset the increased commodity costs in our product prices, our results would be materially and adversely affected. As of December 31, 2024, we had $15.0 million in raw material purchase commitments through December 2025 for materials that will be used in the production process, as compared to $35.7 million as of December 31, 2023. The decrease from the prior year is primarily attributable to lower backlog and a reduction in the use of fixed price contracts. As of December 31, 2024, a hypothetical ten percent change in commodity prices based on our raw material purchase commitments through December 2025 would result in a corresponding change in cost of goods sold over a one-year period of approximately $1.5 million. This sensitivity analysis does not account for the change in the competitive environment indirectly related to the change in commodity prices and the potential managerial action taken in response to these changes.
Interest Rates
As of December 31, 2024, we had no floating rate debt outstanding under our Revolving Facility. The only other outstanding debt on our Consolidated Balance Sheets as of December 31, 2024 were the Senior Notes, which carry a fixed interest rate of 4.50%. Based on the current borrowings under our Revolving Facility, a hypothetical 100 basis-point change in the floating interest rate would result in no corresponding change in interest expense over a one-year period. This sensitivity analysis does not account for the change in the competitive environment indirectly related to the change in interest rates and the potential managerial action taken in response to these changes.
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

ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Wabash National Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Wabash National Corporation (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 18, 2025 expressed an unqualified opinion thereon.
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

Valuation of Goodwill
Description of the Matter
At December 31, 2024, the Company’s goodwill was $188.4 million. As discussed in Note 2 to the consolidated financial statements, goodwill is tested for impairment at the reporting unit level at least annually or whenever events or changes in circumstances indicate its carrying value may not be recoverable. Management first assesses qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount.

Auditing management’s quantitative goodwill impairment tests was complex and highly judgmental due to the significant estimation required to determine the fair values of the reporting units. In particular, the fair value estimates were sensitive to significant assumptions, such as changes in EBITDA margins and discount rates, which are affected by expectations about future market or economic conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s goodwill impairment testing process, including controls over management’s review of the significant data and assumptions described above.

To test the estimated fair values of the Company’s reporting units, we performed audit procedures that included, among others, assessing methodologies, testing the significant assumptions discussed above used to develop the prospective financial information, and testing the underlying data used by the Company in its analysis. We compared the prospective financial information developed by management to the historical performance of each reporting unit as well as current industry and economic trends and evaluated the expected impacts of the Company’s operating strategies and initiatives on the significant assumptions. In addition, we tested management’s reconciliation of the fair value of the reporting units to the market capitalization of the Company. We involved our internal valuation specialists to assist in our evaluation of the methodologies used by the Company, the discount rate assumptions and the calculations of each reporting unit’s fair value.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2002.
Indianapolis, Indiana
February 18, 2025

WABASH NATIONAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$115,484	$179,271
Accounts receivable, net	143,946	182,990
Inventories, net	258,825	267,635
Prepaid expenses and other	76,233	51,457
Total current assets	594,488	681,353
Property, plant, and equipment, net	339,247	325,444
Deferred income taxes	94,873	—
Goodwill	188,441	188,409
Intangible assets, net	74,445	86,418
Investment in unconsolidated entities	7,250	1,647
Other assets	112,785	79,543
Total assets	$1,411,529	$1,362,814
Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$—	$—
Accounts payable	146,738	156,608
Other accrued liabilities	161,671	195,601
Total current liabilities	308,409	352,209
Long-term debt	397,142	396,465
Deferred income taxes	—	17,013
Other non-current liabilities	516,152	47,028
Total liabilities	1,221,703	812,715
Commitments and contingencies
Noncontrolling interest	996	603
Wabash National Corporation stockholders' equity:
Common stock, $0.01 par value: 200,000,000 shares authorized; 42,882,308 and 45,393,260 shares outstanding, respectively	781	774
Additional paid-in capital	689,216	677,886
Retained earnings	105,633	403,923
Accumulated other comprehensive loss	(3,229)	(428)
Treasury stock, at cost: 35,253,489 and 32,128,755 common shares, respectively	(603,571)	(532,659)
Total Wabash National Corporation stockholders' equity	188,830	549,496
Total liabilities, noncontrolling interest, and equity	$1,411,529	$1,362,814
The accompanying notes are an integral part of these Consolidated Statements.

WABASH NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)

	Year Ended December 31,
	2024	2023	2022
Net sales	$1,946,740	$2,536,500	$2,502,129
Cost of sales	1,681,668	2,038,313	2,179,438
Gross profit	265,072	498,187	322,691
General and administrative expenses	580,684	146,658	113,083
Selling expenses	28,035	26,532	27,070
Amortization of intangible assets	11,973	12,813	15,211
Impairment and other, net	484	235	685
(Loss) income from operations	(356,104)	311,949	166,642
Other income (expense):
Interest expense	(19,839)	(19,854)	(20,525)
Other, net	5,434	3,393	318
Other expense, net	(14,405)	(16,461)	(20,207)
Loss from unconsolidated entity	(6,089)	(803)	—
(Loss) income before income tax expense	(376,598)	294,685	146,435
Income tax (benefit) expense	(93,523)	62,830	33,665
Net (loss) income	(283,075)	231,855	112,770
Net income attributable to noncontrolling interest	996	603	512
Net (loss) income attributable to common stockholders	$(284,071)	$231,252	$112,258

Net (loss) income attributable to common stockholders per share:
Basic	$(6.40)	$4.92	$2.31
Diluted	$(6.40)	$4.81	$2.25
Weighted average common shares outstanding (in thousands):
Basic	44,359	47,011	48,626
Diluted	44,359	48,030	49,881

Dividends declared per share	$0.32	$0.32	$0.32
The accompanying notes are an integral part of these Consolidated Statements.

WABASH NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Dollars in thousands)

	Year Ended December 31,
	2024	2023	2022
Net (loss) income	$(283,075)	$231,855	$112,770
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(2,183)	975	198
Unrealized loss on derivative instruments	(618)	(521)	(1,939)
Total other comprehensive (loss) income	(2,801)	454	(1,741)
Comprehensive (loss) income	(285,876)	232,309	111,029
Comprehensive income attributable to noncontrolling interest	996	—	—
Comprehensive (loss) income attributable to common stockholders	$(286,872)	$232,309	$111,029
The accompanying notes are an integral part of these Consolidated Statements.

WABASH NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total
	Shares	Amount

Balances at December 31, 2021	48,954,482	$759	$653,978	$92,111	$859	$(422,168)	$325,539
Net income attributable to common stockholders for the year				112,258			112,258
Foreign currency translation					198		198
Stock-based compensation	298,458	5	9,741				9,746
Stock repurchase	(1,761,339)					(34,285)	(34,285)
Common stock dividends				(16,128)			(16,128)
Unrealized loss on derivative instruments, net of tax					(1,939)		(1,939)
Common stock issued in connection with:
Stock option exercises	184,195	2	2,222				2,224
Balances at December 31, 2022	47,675,796	$766	$665,941	$188,241	$(882)	$(456,453)	$397,613
Net income attributable to common stockholders for the year				231,252			231,252
Foreign currency translation					975		975
Stock-based compensation	516,747	8	11,790				11,798
Stock repurchase	(2,810,716)					(76,206)	(76,206)
Common stock dividends				(15,570)			(15,570)
Unrealized loss on derivative instruments, net of tax					(521)		(521)
Common stock issued in connection with:
Stock option exercises	11,433		155				155
Balances at December 31, 2023	45,393,260	$774	$677,886	$403,923	$(428)	$(532,659)	$549,496
Net loss attributable to common stockholders for the year				(284,071)			(284,071)
Foreign currency translation					(2,183)		(2,183)
Stock-based compensation	359,674	7	11,302				11,309
Stock repurchase	(2,872,626)					(70,912)	(70,912)
Common stock dividends				(14,219)			(14,219)
Unrealized loss on derivative instruments, net of tax					(618)		(618)
Common stock issued in connection with:
Stock option exercises	2,000		28				28
Balances at December 31, 2024	42,882,308	$781	$689,216	$105,633	$(3,229)	$(603,571)	$188,830
The accompanying notes are an integral part of these Consolidated Statements.

WABASH NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net (loss) income	$(283,075)	$231,855	$112,770
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	45,012	32,507	31,758
Amortization of intangibles	11,973	12,813	15,211
Net (gain) loss on sale of property, plant and equipment and business divestiture	(493)	235	(635)
Deferred income taxes	(111,683)	(13,459)	(7,614)
Stock-based compensation	11,309	11,799	9,746
Non-cash interest expense	962	946	868
Equity in loss of unconsolidated entity	6,089	803	—
Impairment	994	—	1,339
Accounts receivable	39,044	72,587	(79,066)
Inventories	8,810	(23,765)	(6,249)
Prepaid expenses and other	4,020	(10,727)	1,069
Accounts payable and accrued liabilities	(68,687)	5,775	46,085
Other, net	452,997	(1,763)	(1,198)
Net cash provided by operating activities	117,272	319,606	124,084
Cash flows from investing activities:
Cash payments for capital expenditures	(72,188)	(98,093)	(57,086)
Expenditures for revenue generating assets	(6,948)	(5,650)	—
Proceeds from sale of assets and business divestiture	4,448	154	1,781
Investment in unconsolidated entities	(20,100)	(2,450)	—
Net cash used in investing activities	(94,788)	(106,039)	(55,305)
Cash flows from financing activities:
Proceeds from exercise of stock options	28	155	2,224
Dividends paid	(14,779)	(15,861)	(16,020)
Borrowings under revolving credit facilities	884	104,199	97,549
Payments under revolving credit facilities	(884)	(104,199)	(130,584)
Principal payments under finance lease obligations	—	—	(59)
Debt issuance costs paid	(5)	(117)	(1,137)
Stock repurchases	(70,912)	(76,206)	(34,285)
Distribution to noncontrolling interest	(603)	(512)	—
Net cash used in financing activities	(86,271)	(92,541)	(82,312)
Cash, cash equivalents, and restricted cash:
Net (decrease) increase in cash, cash equivalents, and restricted cash	(63,787)	121,026	(13,533)
Cash, cash equivalents, and restricted cash at beginning of period	179,271	58,245	71,778
Cash, cash equivalents, and restricted cash at end of period	$115,484	$179,271	$58,245
Supplemental disclosures of cash flow information:
Cash paid for interest	$18,786	$18,938	$20,131
Net cash paid for income taxes	$29,831	$82,589	$18,333
Period end balance of payables for property, plant, and equipment	$5,915	$11,662	$18,809

The accompanying notes are an integral part of these Consolidated Statements.

WABASH NATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. DESCRIPTION OF THE BUSINESS
Wabash National Corporation, which we refer to herein as “Wabash,” the “Company,” “us,” “we,” or “our,” is Changing How the World Reaches You®. Wabash was founded in 1985 and incorporated as a corporation in Delaware in 1991, with its principal executive offices in Lafayette, Indiana, as a dry van trailer manufacturer. Today we combine physical and digital technologies to deliver innovative, end-to-end solutions that optimize supply chains across transportation, logistics, and infrastructure markets.
To that end, we design and manufacture a diverse range of products supporting first-to-final mile operations, including dry freight and refrigerated trailers, platform trailers, tank trailers, dry and refrigerated truck bodies, structural composite panels, and specialty food grade processing equipment. In addition, through the Wabash Marketplace and Wabash Parts, customers gain access to a nationwide parts and service network, Trailers as a Service (TaaS)℠, and advanced tools designed to streamline operations and drive growth. We have achieved this diversification through acquisitions, organic growth, and product innovation.
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

	Years ended December 31,
	2024	2023	2022
Balance at beginning of year	$1,079	$428	$429
Expected losses	381	651	179
Write-offs, net of recoveries	(58)	—	(180)
Balance at end of year	$1,402	$1,079	$428
Inventories. Inventories are stated at the lower of cost, determined on either the first-in, first-out or average cost method, or net realizable value. The cost of manufactured inventory includes raw material, labor and overhead.

Prepaid Expenses and Other. Prepaid expenses and other as of December 31, 2024 and 2023 consists of the following (in thousands):

	December 31,
	2024	2023
Chassis converter pool agreements	$57,109	$27,312
Income tax receivables	10,269	11,840
Insurance premiums & maintenance/subscription agreements	5,595	5,899
Commodity swap contracts	163	1,511
All other	3,097	4,895
	$76,233	$51,457
Chassis converter pool agreements represent chassis transferred to the Company on a restricted basis by the manufacturer, who retains the sole authority to authorize commencement of work on the chassis and to make certain other decisions with respect to the chassis including the terms and pricing of sales to the manufacturer’s dealers. As further described in Note 11, commodity swap contracts relate to our hedging activities (that are in an asset position) to mitigate the risks associated with fluctuations in commodity prices. Insurance premiums and maintenance/subscription agreements are charged to expense over the contractual life, which is generally one year or less. Other items primarily consist of investments held by the Company’s captive insurance subsidiary and other various prepaid and other assets. As of December 31, 2024 and 2023, there was no restricted cash included in prepaid expenses and other current assets.
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
As of December 31, 2024, goodwill allocated to the Transportation Solutions (“TS”) and Parts & Services (“P&S”) segments was approximately $120.5 million and $67.9 million, respectively.
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
Other Assets. The Company capitalizes the cost of computer software developed or obtained for internal use. Capitalized software is amortized using the straight-line method over three to seven years. As of December 31, 2024 and 2023, the Company had software costs, net of amortization, of $9.9 million and $8.0 million, respectively. Amortization expense for 2024, 2023, and 2022 was $3.4 million, $1.9 million, and $1.8 million, respectively.

Warranties. The Company offers a limited warranty for its products with a coverage period that ranges between one and five years, except that the coverage period for DuraPlate® trailer panels is ten years. The Company passes through component manufacturers’ warranties to our customers. The Company’s policy is to accrue the estimated cost of warranty coverage at the time of the sale.
The following table presents the changes in the product warranty accrual included in Other accrued liabilities (in thousands):

	2024	2023
Balance as of January 1	$21,286	$22,061
Provision and revisions to estimates	2,581	3,716
Payments	(6,909)	(4,491)
Balance as of December 31	$16,958	$21,286
Self-Insured Liabilities. The Company is self-insured up to specified limits for medical and workers’ compensation coverage. The self-insurance reserves have been recorded to reflect the undiscounted estimated liabilities, including claims incurred but not reported, as well as catastrophic claims as appropriate.
The following table presents the changes in the self-insurance accrual included in Other accrued liabilities (in thousands):

	2024	2023
Balance as of January 1	$11,311	$10,718
Expense	40,511	39,890
Payments	(39,624)	(39,297)
Balance as of December 31	$12,198	$11,311
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
Used Trailer Trade Commitments. The Company may accept trade-in of used trailers when a customer enters into a contract to purchase a new trailer. However, in the contracts for the sale of the new trailers, there is no commitment to repurchase that trailer or a similar trailer in the future. The Company had no and $0.5 million outstanding trade commitments as of December 31, 2024 and December 31, 2023, respectively. On occasion, the amount of the trade allowance provided for in the used trailer commitments, or cost, may exceed the net realizable value of the underlying used trailer. In these instances, the Company’s policy is to recognize the loss related to these commitments at the time the new trailer revenue is recognized. Net realizable value of used trailers is measured considering market sales data for comparable types of trailers.
Concentration of Credit Risk. Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash, cash equivalents, and customer receivables. We place our cash and cash equivalents with high quality financial institutions. Generally, we do not require collateral or other security to support customer receivables.
Research and Development. Research and development expenses are charged to Cost of sales and General and administrative expenses in the Consolidated Statements of Operations as incurred and were $8.6 million, $7.5 million, and $5.3 million in 2024, 2023, and 2022, respectively.

3. NEW ACCOUNTING PRONOUNCEMENTS
In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (“ASU”) No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. These improvements allow financial statement users to better understand the components of a segment's profit or loss and assess potential future cash flows for each reportable segment and the entity as a whole. The amendments expand a public entity's segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker ("CODM"), clarifying when an entity may report one or more additional measures to assess segment performance, requiring enhanced interim disclosures, providing new disclosure requirements for entities with a single reportable segment, and requiring other new disclosures. The amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted this standard beginning with the current 10-K reported at December 31, 2024.
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
In November 2024, the FASB issued Accounting Standards Update ("ASU") No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires additional disclosure of the nature of expenses included in the consolidated financial statements. The effective date of this ASU is for annual periods beginning after December 15, 2026. The Company is evaluating the effect this guidance will have on the consolidated financial statements.
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
5. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill and Related Annual Impairment Assessments
As of December 31, 2024, goodwill allocated to the Transportation Solutions (“TS”) and Parts & Services (“P&S”) segments was approximately $120.5 million and $67.9 million, respectively.

For the 2024 annual goodwill impairment test conducted as of October 1st, 2024, the Company chose to use a quantitative assessment to determine if it was more likely than not that the fair value of the TS and P&S reporting units were less than their respective carrying amounts. In accordance with the relevant accounting guidance, in order to perform the quantitative assessment, the Company considered many factors including, but not limited to, general economic conditions, industry and market conditions, financial performance and key business drivers, and future operating plans. Based on the analysis of the factors and considerations described above, the Company concluded that it was more likely than not that the fair value of each reporting unit continued to be greater than the respective carrying value. Therefore, no impairment charges were recorded.
During the fourth quarters of 2023 and 2022, the Company completed its annual goodwill impairment test using the qualitative assessment. Based on all assessments performed, the Company believed it was more likely than not that the fair value of its reporting units were greater than their carrying amount and no additional impairment of goodwill was recognized.
For the years ended December 31, 2024, 2023, and 2022, the changes in the carrying amounts of goodwill were as follows (in thousands):

	Transportation Solutions	Parts & Services	Total
Balance at December 31, 2022
Goodwill	$188,759	$108,075	$296,834
Accumulated impairment losses	(68,257)	(40,143)	(108,400)
Net balance at December 31, 2022	120,502	67,932	188,434
Effects of foreign currency	(16)	(9)	(25)
Balance at December 31, 2023
Goodwill	188,743	108,066	296,809
Accumulated impairment losses	(68,257)	(40,143)	(108,400)
Net balance as of December 31, 2023	120,486	67,923	188,409
Effects of foreign currency	20	12	32
Balance as of December 31, 2024
Goodwill	188,763	108,078	296,841
Accumulated impairment losses	(68,257)	(40,143)	(108,400)
Net balance as of December 31, 2024	$120,506	$67,935	$188,441
Intangible Assets
Intangible asset amortization expense was $12.0 million, $12.8 million, and $15.2 million for 2024, 2023, and 2022, respectively. Annual intangible asset amortization expense for the next 5 fiscal years is estimated to be $11.2 million in 2025; $10.7 million in 2026; $10.1 million in 2027; $9.7 million in 2028; and $9.3 million in 2029.
As of December 31, 2024, the balances of intangible assets, other than goodwill, were as follows (in thousands):

	Weighted Average Amortization Period	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Customer relationships	13 years	$270,016	$(195,571)	$74,445
Technology	12 years	11,708	(11,708)	—
Total		$281,724	$(207,279)	$74,445
As of December 31, 2023, the balances of intangible assets, other than goodwill, were as follows (in thousands):

	Weighted Average Amortization Period	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Customer relationships	13 years	$270,016	$(183,923)	$86,093
Technology	12 years	11,708	(11,383)	325
Total		$281,724	$(195,306)	$86,418

6. NONCONTROLLING INTEREST, VARIABLE INTEREST ENTITIES (“VIEs”) AND INVESTMENTS
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
If the Company concludes it is not the primary beneficiary of a VIE, the Company evaluates whether it has the ability to exercise significant influence over operating and financial policies of the entity requiring the equity method of accounting. The Company’s judgment regarding the level of influence over an equity method investment includes, but is not limited to, considering key factors such as the Company’s ownership interest (generally represented by ownership of at least 20 percent but not more than 50 percent), representation on the board of directors, participation in policy-making decisions, technological dependency, and material intercompany transactions. Generally, under the equity method, investments are recorded at cost and subsequently adjusted by the Company’s share of equity in income or losses after the date of the initial investment. Equity in income or losses is recorded according to the Company’s level of ownership; if losses accumulate, the Company records its share of losses until the investment has been fully depleted. If the Company’s investment has been fully depleted, the Company recognizes additional losses only when it is committed to providing further financial support. Dividends received from equity method investees reduce the amount of the Company’s investment when received and do not impact the Company’s earnings. The Company evaluates its equity method investments for an other-than-temporary impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable.

Linq Venture Holdings LLC
During the fourth quarter of 2023, the Company continued to unify and expand its parts and services capabilities and ecosystem by executing an agreement with a partner to create a new legal entity (Linq Venture Holdings LLC, “Linq”). Linq aims to develop and scale a digital marketplace for the transportation and logistics distribution industry. It intends to serve as the digital channel for marketing Wabash equipment and parts & services, as well as non-Wabash parts & services, in a digital marketplace format to end-customers and dealers.
The Company holds 49% ownership of the membership units in Linq, while its partner holds 51%. Initial capital contributions to Linq were made in proportion to these respective ownership interests, with the Company contributing approximately $2.5 million and its partner contributing approximately $2.6 million. At formation, Linq had no debt or other financial obligations beyond typical operating expenses. Creditors of Linq do not have recourse to the general credit of the Company. The operating agreement requires excess cash distributions, as defined in the agreement, to be made no later than 30 days after the end of the second and fourth quarters of each year, in proportion to the respective ownership interests.
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
Because Linq does not have sufficient equity at risk to permit it to carry on its activities without additional financial support, the Company concluded that Linq is a VIE. The Company has the ability to significantly influence the activities of Linq through minority representation on the Board of Directors as well as through participation in certain management and strategic decisions of Linq. The Company’s partner is responsible for the overall development and management of the digital marketplace, the primary purpose for which Linq was formed. Both the Company and its partner are required to provide funding to Linq if needed.
As part of Linq’s formation, the Company executed a credit agreement with Linq, providing a $10.0 million revolving line of credit (the “Wabash Note”) with a 7% simple accrued interest rate, paid quarterly. During the fourth quarter of 2024, an additional $15.0 million Wabash Note was approved by the Board of Directors, increasing the revolving line of credit to $25.0 million. The commitment under the Wabash Note may be increased to $35.0 million, subject to the approval of the Board of Directors as stipulated in the operating agreement. In the year ended December 31, 2024, $11.1 million was borrowed and remains outstanding under the two Wabash Notes. As of and through the year-ended December 31, 2023, there were no amounts borrowed under the Wabash Note. Interest income resulting from the Wabash Notes for the years ended December 31, 2024 and December 31, 2023 was $0.4 million and zero, respectively. The Company does not provide financial or other support to Linq that it was not contractually obligated to provide.
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
The Company’s equity method investment in Linq is recorded in Investment in unconsolidated entities on its Consolidated Balance Sheets. Any amounts borrowed under the Wabash Note are recorded in Other assets on the Company’s Consolidated Balance Sheets. Linq is considered operationally integral. The Company’s share of the results from its equity method investment is included in Loss from unconsolidated entity in the Consolidated Statements of Operations.

Amounts recorded related to Linq are as follows (in thousands):

	December 31, 2024	December 31, 2023
Balance at January 1	$1,647	$—
Loss from unconsolidated entity	(1,486)	—
Balance at March 31	161	—
Loss from unconsolidated entity	(1,415)	—
Equity deficit applied to note (1)	1,254	—
Balance at June 30	—	—
Loss from unconsolidated entity	(1,676)	—
Equity deficit applied to note (1)	1,676	—
Balance at September 30	—	—
Initial investment in unconsolidated entity	—	2,450
Loss from unconsolidated entity	(1,512)	(803)
Equity deficit applied to note (1)	1,512	—
Balance at December 31	$—	$1,647
(1) As the Company is not required to advance additional funds to Linq, excess losses beyond its initial investment have been recorded against the basis of its other investments in Linq, which is comprised of the loan receivable for amounts borrowed under the Wabash Notes.
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
Because the entity does not have sufficient equity at risk to permit it to carry on its activities without additional financial support, the Company concluded that WP is a VIE. The Company has the power to direct the activities of WP through majority representation on the Board of Directors as well as control related to the management and overall strategic direction of the entity. In addition, the Company has the obligation to absorb the benefits and losses of WP that could potentially be significant to the entity. The Company also has a requirement to provide funding to the entity if needed. Given the facts and circumstances specific to WP, the Company concluded that it is the primary beneficiary and, as such, is required to consolidate the entity. WP’s results of operations are included in the Parts & Services operating and reportable segment. Through December 31, 2024, the Company did not provide financial or other support to this VIE that it was not contractually obligated to provide. As of December 31, 2024, the Company does not have any obligations to provide financial support to WP.

The following table presents the assets and liabilities of the WP VIE consolidated on the Company’s Consolidated Balance Sheets as of December 31, 2024 and December 31, 2023 (in thousands):

	December 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$4,131	$3,020
Accounts receivable, net	2,013	1,540
Inventories, net	30	85
Prepaid expenses and other	7	68
Total current assets	6,181	4,713
Property, plant, and equipment, net	—	—
Other assets	277	543
Total assets	$6,458	$5,256
Liabilities
Current liabilities:
Accounts payable	$4,437	$4,024
Other accrued liabilities	29	26
Total current liabilities	4,466	4,050
Other non-current liabilities	—	—
Total liabilities	$4,466	$4,050
The following table is a rollforward of activities in the Company’s noncontrolling interest (in thousands):

	2024	2023	2022
Balance at January 1	$603	$512	$—
Net income attributable to noncontrolling interest	996	603	512
Other comprehensive income (loss)	—	—	—
Distributions declared to noncontrolling interest	(603)	(512)	—
Balance at December 31	$996	$603	$512
UpLabs Ventures, LLC
During the third quarter of 2024, the Company established a collaborative framework with UpLabs Ventures, LLC to identify, design, incubate, develop, and launch new businesses (Portfolio Companies) in the mobility and digital solutions sector. This partnership aims to leverage the strengths of both parties to create innovative solutions and new market opportunities. The agreement includes detailed provisions for investment, equity sharing, intellectual property, revenue recognition, indemnification, purchase options, governance, and terminations, ensuring a structured and mutually beneficial partnership.
The Company’s initial capital investment in the fourth quarter of 2024, was $6.0 million to launch venture labs aimed at providing solutions that optimize customer end-to-end supply chains across transportation, logistics and infrastructure markets. The $6.0 million nonrefundable investment covers the first contract year. The cost method investment is recorded in Other assets on the Company’s Consolidated Balance Sheets.
Additionally, for each contract year of the collaboration during the term, the Company will pay fees in the amount of 2% of the investment amount, inclusive of any inflation adjustments and expenses of $0.5 million, subject to equivalent upward inflation adjustment based on the Consumer Price Index, compounded annually. The Company paid a total of $0.6 million in investment fees in the fourth quarter of 2024 to cover the first contract year.

Trailerhawk.AI, LLC
During 2024, the Company made a $3.0 million investment in the form of convertible promissory notes carrying a simple interest rate of 8% per annum with Trailerhawk.ai, LLC, a newly formed, entity wholly owned by Loadsmith Holding Corporation. Trailerhawk is an innovation leader leveraging AI and telematics to create digital solutions that allow customers to protect trailer and cargo through the logistics chain. This investment is synergistic with our recurring revenue initiatives, particularly for our Linq Venture Holdings, LLC and TaaS offerings. $3.0 million remains outstanding under the notes at December 31, 2024. Interest income resulting from the Wabash Notes for the year ended December 31, 2024 was $0.1 million. The investments were recorded in Other assets on the Company’s Consolidated Balance Sheets.
7. INVENTORIES
Inventories, net of reserves, consist of the following (in thousands):

	December 31,
	2024	2023
Raw materials and components	$134,975	$156,314
Finished goods	92,662	86,586
Work in progress	15,984	14,102
Used trailers	7,514	3,370
Aftermarket parts	7,690	7,263
	$258,825	$267,635
8. PROPERTY, PLANT, AND EQUIPMENT
Depreciation expense on property, plant, and equipment, which is recorded in Cost of sales and General and administrative expenses in the Consolidated Statements of Operations, as appropriate, was $45.0 million, $32.5 million, and $31.8 million in 2024, 2023, and 2022, respectively, and includes depreciation of assets recorded in connection with the Company’s finance lease agreement (which ended during the first quarter of 2022, at which point the property, plant, and equipment assets were legally owned by the Company).
See Note 21 for information related to property, plant, and equipment sales and impairment charges.
Property, plant, and equipment, net consist of the following (in thousands):

	December 31,
	2024	2023
Land	$41,676	$42,494
Buildings and building improvements	167,384	159,046
Machinery and equipment	484,390	416,477
Construction in progress	25,098	52,417
	718,548	670,434
Less: accumulated depreciation	(379,301)	(344,990)
	$339,247	$325,444

9. OTHER ACCRUED LIABILITIES
The following table presents the major components of Other accrued liabilities (in thousands):

	December 31,
	2024	2023
Customer deposits	$31,029	$45,586
Chassis converter pool agreements	57,109	27,312
Warranty	16,958	21,286
Payroll and related taxes	12,931	40,265
Self-insurance	12,198	11,311
Accrued interest	3,818	3,817
Operating lease obligations	11,782	9,049
Accrued taxes	6,572	24,662
All other	9,274	12,313
	$161,671	$195,601
10. LONG-TERM DEBT
Long-term debt consists of the following (in thousands):

	December 31, 2024	December 31, 2023
Senior Notes	$400,000	$400,000
Revolving Credit Agreement	—	—
	400,000	400,000
Less: unamortized discount and fees	(2,858)	(3,535)
Less: current portion	—	—
	$397,142	$396,465
Senior Notes
On October 6, 2021, the Company closed on an offering of $400 million in aggregate principal amount of its 4.50% unsecured Senior Notes (the “Senior Notes”). The Senior Notes were issued pursuant to an indenture dated as of October 6, 2021, by and among the Company, certain subsidiary guarantors named therein (the “Guarantors”) and Wells Fargo Bank, National Association, as trustee (the “Indenture”). The Senior Notes bear interest at the rate of 4.50% and pay interest semi-annually in cash in arrears on April 15 and October 15 of each year. The Senior Notes will mature on October 15, 2028. At any time prior to October 15, 2024, the Company may redeem some or all of the Senior Notes for cash at a redemption price equal to 100% of the aggregate principal amount of the Senior Notes being redeemed plus an applicable make-whole premium set forth in the Indenture and accrued and unpaid interest to, but not including, the redemption date.
Prior to October 15, 2024, the Company may redeem up to 40% of the Senior Notes at a redemption price of 104.500% of the principal amount, plus accrued and unpaid interest to, but not including, the redemption date, with the proceeds of certain equity offerings, provided that after any such redemption, at least 60% of the aggregate principal amount of the Senior Notes remain outstanding. On and after October 15, 2024, the Company may redeem some or all of the Senior Notes at redemption prices (expressed as percentages of principal amount) equal to 102.250% for the twelve-month period beginning on October 15, 2024, 101.125% for the twelve-month period beginning October 15, 2025 and 100.000% beginning on October 15, 2026, plus accrued and unpaid interest to, but not including, the redemption date. Upon the occurrence of a Change of Control (as defined in the Indenture), unless the Company has exercised its optional redemption right in respect of the Senior Notes, the holders of the Senior Notes will have the right to require the Company to repurchase all or a portion of the Senior Notes at a price equal to 101% of the aggregate principal amount of the Senior Notes, plus any accrued and unpaid interest to, but not including, the date of repurchase.

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
The Indenture contains customary events of default, including payment defaults, breaches of covenants, failure to pay certain judgments and certain events of bankruptcy, insolvency and reorganization. If an event of default occurs and is continuing, the principal amount of the Senior Notes, plus accrued and unpaid interest, if any, may be declared immediately due and payable. These amounts automatically become due and payable if an event of default relating to certain events of bankruptcy, insolvency or reorganization occurs. As of December 31, 2024, the Company was in compliance with all covenants.
Contractual coupon interest expense and accretion of fees for the Senior Notes for the years ended December 31, 2024, 2023 and 2022 were $18.0 million and $0.7 million, $18.0 million and $0.6 million, and $18.0 million and $0.6 million, respectively. Contractual coupon interest expense and accretion of discount and fees are included in Interest expense on the Company’s Consolidated Statements of Operations.
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
The Revolving Credit Agreement contains customary covenants limiting the ability of the Company and certain of its subsidiaries to, among other things, pay cash dividends, incur debt or liens, redeem or repurchase stock, enter into transactions with affiliates, merge, dissolve, repay subordinated indebtedness, make investments and dispose of assets. In addition, the Company will be required to maintain a minimum fixed charge coverage ratio of not less than 1.0 to 1.0 as of the end of any period of 12 fiscal months when excess availability under the Revolving Credit Agreement is less than the greater of (a) 10% of the lesser of (i) the total revolving commitments and (ii) the borrowing base (such lesser amount, the “Line Cap”) and (b) $25 million. As of December 31, 2024, the Company was in compliance with all covenants.

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
The Company’s liquidity position, defined as cash on hand and available borrowing capacity on the Revolving Credit Agreement, amounted to $421.9 million as of December 31, 2024 and $516.1 million as of December 31, 2023. The decrease from the prior year is primarily attributable to a lower cash balance at December 31, 2024, due to a reduction in cash provided by operating activities in 2024 versus 2023
During the year ended December 31, 2024, the Company had payments of principal totaling $0.9 million and borrowings of principal totaling $0.9 million under the Revolving Credit Agreement. As of December 31, 2024, there were no amounts outstanding.
During the year ended December 31, 2023, the Company had payments of principal totaling $104.2 million and borrowings of principal totaling $104.2 million under the Revolving Credit Agreement. As of December 31, 2023, there were no amounts outstanding.
Interest expense under the Revolving Credit Agreement for the years ended December 31, 2024, 2023, and 2022, was approximately $0.8 million, $0.9 million, and $1.7 million, respectively. Interest expense under the Revolving Credit Agreement is included in Interest expense on the Company’s Consolidated Statements of Operations.
11. FINANCIAL DERIVATIVE INSTRUMENTS
Commodity Pricing Risk
As of December 31, 2024, the Company was party to commodity swap contracts for specific commodities with notional amounts of approximately $15.0 million. The Company uses commodity swap contracts to mitigate the risks associated with fluctuations in commodity prices impacting its cash flows related to inventory purchases from suppliers. The Company does not hedge all commodity price risk.
At inception, the Company designated the commodity swap contracts as cash flow hedges. The contracts mature at specified monthly settlement dates and will be recognized into earnings through December 2025. The effective portion of the hedging transaction is recognized in Accumulated Other Comprehensive Income (Loss) (“AOCI”) and transferred to earnings when the forecasted hedged transaction takes place or when the forecasted hedged transaction is no longer probable to occur.
Financial Statement Presentation
As of December 31, 2024 and 2023, the fair value carrying amount of the Company’s derivative instruments were recorded as follows (in thousands):

		Asset / (Liability) Derivatives
	Balance Sheet Caption	December 31, 2024	December 31, 2023
Derivatives designated as hedging instruments
Commodity swap contracts	Prepaid expenses and other	$163	$1,511
Commodity swap contracts	Accounts payable and Other accrued liabilities	(299)	(1,045)
Total derivatives designated as hedging instruments		$(136)	$466

The following table summarizes the gain or loss recognized in AOCI as of December 31, 2024 and 2023 and the amounts reclassified from AOCI into earnings for the years ended December 31, 2024, 2023, and 2022 (in thousands):

	Amount of Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion, net of tax)		Location of Gain (Loss) Reclassified from AOCI into Earnings (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Earnings
				Year Ended December 31,
	December 31, 2024	December 31, 2023		2024	2023	2022
Derivatives instruments
Commodity swap contracts	$(230)	$388	Cost of sales	$(950)	$(3,359)	$4,887
Within next 12 months, the Company expects to reclassify approximately $0.3 million of pretax deferred losses related to the commodity swap contracts from AOCI to cost of sales as inventory purchases are settled.
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
The Company leases certain industrial spaces, office space, land, and equipment. Some leases include one or more options to renew, with renewal terms that can extend the lease term from generally one to 5 years. The exercise of lease renewal options is at the Company’s sole discretion, and are included in the lease term only to the extent such renewal options are reasonably certain of being exercised upon lease commencement. Certain leases also include options to purchase the leased property. The depreciable life of assets and leasehold improvements are limited by the expected lease term unless there is a transfer of title or purchase option reasonably certain of exercise. Leased assets obtained in exchange for new operating lease liabilities during the year ended December 31, 2024 and December 31, 2023 were approximately $13.2 million and $16.6 million, respectively. As of December 31, 2024, obligations related to leases that the Company has executed but have not yet commenced were insignificant.
Leased assets and liabilities included within the Consolidated Balance Sheets consist of the following (in thousands):

	Classification	December 31, 2024	December 31, 2023
Right-of-Use Assets
Operating	Other assets	$36,423	$32,219
Total leased ROU assets		$36,423	$32,219
Liabilities
Current
Operating	Other accrued liabilities	$11,782	$9,049
Noncurrent
Operating	Non-current liabilities	24,641	23,170
Total lease liabilities		$36,423	$32,219
Lease costs included in the Consolidated Statements of Operations consist of the following (in thousands):

	Classification	Twelve Months Ended December 31, 2024	Twelve Months Ended December 31, 2023
Operating lease cost	Cost of sales, selling expenses, and general and administrative expense	$12,096	$8,869
Net lease cost		$12,096	$8,869

Maturity of the Company’s lease liabilities for leases that have commenced is as follows (in thousands):

	Operating Leases	Total
2025	$13,387	$13,387
2026	12,293	12,293
2027	7,335	7,335
2028	3,559	3,559
2029	2,112	2,112
Thereafter	1,387	1,387
Total lease payments	$40,073	$40,073
Less: interest	3,650
Present value of lease payments	$36,423
As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. Remaining lease term and discount rates are as follows:

	December 31, 2024	December 31, 2023
Weighted average remaining lease term (years)
Operating leases	3.5	3.8
Weighted average discount rate
Operating leases	5.38%	4.94%
Lease costs included in the Consolidated Statements of Cash Flows are as follows (in thousands):

	Twelve Months Ended December 31, 2024	Twelve Months Ended December 31, 2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$12,130	$8,866
Lessor and Sublessor Activities
The Company leases dry van trailers to customers under full-service lease agreements and operating lease agreements. At the inception of a contract, in accordance with the applicable accounting guidance (ASC 842, Leases) the Company considers whether the arrangement contains a lease and, as applicable, performs the required lease classification tests. The Company, as a lessor, has no sales-type or direct financing lease arrangements as of December 31, 2024.
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

Lease income is included in Net sales on the Company’s Consolidated Statements of Operations and is recorded in the P&S operating segment. For the twelve months ended December 31, 2024 and 2023, the Company’s lease income consisted of the following components (in thousands):

	Twelve Months Ended December 31, 2024	Twelve Months Ended December 31, 2023
Operating lease income
Fixed lease income	$2,335	$874
Variable lease income	—	—
Total lease income(1)	$2,335	$874
—————————
(1) As noted above, net revenue related to subleases was insignificant for all periods presented but such revenue is included in the tables above.
The following table shows the Company’s future contractual receipts from noncancelable operating leases for the years ended December 31 as of December 31, 2024 (in thousands):

Operating Leases[1]
2025	$2,061
2026	2,061
2027	1,949
2028	1,567
2029	99
Thereafter	—
Total contractual receipts	$7,737
—————————
(1) The future contractual receipts due under the Company’s full-service operating leases include amounts related to preventative maintenance, certain repairs as defined in the related agreements, and ad valorem taxes. Net revenue related to the Company’s subleases are also included in the table above.

The leased trailers are recorded on the Company’s Consolidated Balance Sheets within Other assets at cost, net of accumulated depreciation. Depreciation is recorded using the straightline method over the estimated useful lives of the trailers, which is generally 12 years. Revenue generating assets, net consists of the following (in thousands):

	December 31, 2024	December 31, 2023
Revenue generating assets	$7,457	$5,650
Less: accumulated depreciation	(746)	(186)
Revenue generating assets, net	$6,711	$5,464
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
Fair value measurements and the fair value hierarchy level for the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2024 and 2023 are shown below (in thousands):

	Frequency	Asset / (Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2024
Commodity swap contracts	Recurring	$(136)	$—	$(136)	$—
Mutual funds	Recurring	$14,447	$14,447	$—	$—
Life-insurance contracts	Recurring	$22,358	$—	$22,358	$—
December 31, 2023
Commodity swap contracts	Recurring	$466	$—	$466	$—
Mutual funds	Recurring	$11,735	$11,735	$—	$—
Life-insurance contracts	Recurring	$18,510	$—	$18,510	$—
Estimated Fair Value of Debt
The estimated fair value of debt at December 31, 2024 consists of the Senior Notes (see Note 10). The interest rates on the Company’s borrowings under the Revolving Credit Agreement are adjusted regularly to reflect current market rates and thus carrying value approximates fair value for any borrowings. The fair value of the Senior Notes as of December 31, 2024 and 2023 are based upon third party pricing sources, which generally do not represent daily market activity or represent data obtained from an exchange, and are classified as Level 2.
The Company’s carrying and estimated fair value of debt at December 31, 2024 and December 31, 2023 were as follows (in thousands):

	December 31, 2024				December 31, 2023
		Fair Value				Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Carrying Value	Level 1	Level 2	Level 3
Instrument
Senior Notes	$397,142	$—	$363,385	$—	$396,465	$—	$361,774	$—
Revolving Credit Agreement	—	—	—	—	—	—	—	—
	$397,142	$—	$363,385	$—	$396,465	$—	$361,774	$—
The fair value of debt is based on current public market prices for disclosure purposes only. Unrealized gains or losses are not recognized in the financial statements as long-term debt is presented at carrying value, net of any unamortized premium or discount and unamortized deferred financing costs in the consolidated financial statements.

14. COMMITMENTS AND CONTINGENCIES
a.    Litigation
As of December 31, 2024, the Company was named as a defendant or was otherwise involved in numerous legal proceedings and governmental examinations, including class action lawsuits, in connection with the conduct of its business activities, in various jurisdictions, both in the United States and internationally. Accruals for losses have been recorded in accordance with GAAP. Based on the information currently available, management does not believe that existing proceedings and investigations will have a material impact on our consolidated financial condition or liquidity if determined in a manner adverse to the Company except as otherwise described below. However, such matters are unpredictable, and we could incur judgments or enter into settlements for current or future claims that could materially and adversely affect our financial statements. Costs associated with the litigation and settlements of legal matters are reported within General and administrative expenses in the Consolidated Statements of Operations.
Legal Matter Estimated Liability
The Company was named as a defendant in California state court in three purported class action lawsuits, alleging wage and hour claims under California-specific employment laws: one that remains pending (“Pending Class Action”), and two which were resolved in the first quarter of 2024 (collectively “Closed Class Action”). The defense of the Closed Class Action lawsuits were being handled in conjunction with one another. During the three months ended March 31, 2023, in accordance with ASC 450, the Company concluded a liability related to the Matters was probable and estimable. As such, an estimated liability of $3.0 million was included in General & administrative expenses in the Consolidated Statements of Operations for the year ended December 31, 2023. During the second quarter of 2023, the Company reached an agreement to resolve the Closed Class Action Matters via settlement for an amount materially consistent with the estimated liability. The settlement proceeds were paid in the first quarter of 2024, and the Company received confirmation on February 20, 2024 that the administrator received the settlement payment. Those matter are now closed.
Product Liability Claims
The Company is and has been, and may in the future be, subject to product liability claims and litigation incidental to the Company’s normal operating activities. On October 6, 2020, the Company was named as a co-defendant in a lawsuit, Eileen Williams, Elizabeth Perkins, et al. v. Wabash National Corporation, et al., filed in the Circuit Court of the City of St. Louis, Missouri (the “Product Liability Matter”). On September 5, 2024, a jury awarded compensatory damages of $12.0 million and punitive damages of $450 million (the “Award”) against the Company in the Product Liability Matter. On November 22, 2024, applying an offset related to the plaintiff’s settlement with a separate defendant, the Circuit Court entered judgment in the Product Liability Matter consisting of compensatory damages of $11.5 million and punitive damages of $450 million. The case related to a 2019 motor vehicle accident in which a passenger vehicle with an unobstructed view struck the back of a nearly stopped 2004 Wabash trailer that was operated by co-defendant GDS Express Inc. at the time of the accident. The evidence was undisputed that the trailer fully complied with all applicable regulations. Based on the Award, as of December 31, 2024, the Company has recognized an aggregate liability for this matter of $461.5 million included in the Company’s Consolidated Balance Sheet within Other non-current liabilities. The Company believes that the compensatory damages will be covered by the Company’s insurance policies and recorded a $11.5 million receivable included in Other assets in the Company’s Consolidated Balance Sheet as of December 31, 2024.
The Company believes the Award is abnormally high and the verdict is not supported by the facts or the law. Among other things, and despite precedent to the contrary, the jury was prevented from hearing critical evidence in the case, including that the driver’s blood alcohol level was over the legal limit at the time of the accident. The fact that neither the driver nor his passenger was wearing a seatbelt was also kept from the jury, even though plaintiffs argued both would have survived a 55-mile-per-hour collision had the vehicle not broken through the trailer’s rear impact guard. There will be post-trial proceedings before the court enters a final judgment for purpose of appeal, and the Company will be evaluating all available legal options.
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
On November 13, 2019, the Company received a notice that it was considered one of several PRPs by the Indiana Department of Environmental Management (“IDEM”) under CERCLA and state law related to substances found in soil and groundwater at a property located at 817 South Earl Avenue, Lafayette, Indiana (the “Site”). The Company has never owned or operated the Site, but the Site is near certain of the Company’s owned properties. In 2020, the Company agreed to implement a limited work plan to further investigate the source of the contamination at the Site and worked with IDEM and other PRPs to finalize the terms of the work plan. The Company submitted its initial site investigation report to IDEM during the third quarter of 2020, indicating that the data collected by the Company’s consultant confirmed that the Company’s properties are not the source of contamination at the Site. In December 2021, after completing further groundwater sampling work, the Company submitted to IDEM a supplemental written report, which again stated that the Company is not a responsible party and the Company’s properties are not a source of any contamination. In June 2022, the Company and other PRPs finalized Work Plan Addendum No. 3, which provided for additional groundwater sampling on another PRP property. The Company completed all additional sampling and submitted supplemental reports to IDEM as of the first quarter of 2024. All available information and reports establish there is no source of any contamination on the Company’s owned properties. As of December 31, 2024, based on the information available, the Company does not expect this matter to have a material adverse effect on its financial condition or results of operations.
b.    Environmental Litigation Commitments and Contingencies
The Company generates and handles certain material, wastes and emissions in the normal course of operations that are subject to various and evolving federal, state and local environmental laws and regulations.
The Company assesses its environmental liabilities on an on-going basis by evaluating currently available facts, existing technology, presently enacted laws and regulations as well as experience in past treatment and remediation efforts. Based on these evaluations, the Company estimates a lower and upper range for treatment and remediation efforts and recognizes a liability for such probable costs based on the information available at the time. As of December 31, 2024, the Company had reserved an insignificant amount for estimated remediation costs for activities at existing and former properties which are recorded within Other accrued liabilities on the Consolidated Balance Sheets.
c.    Letters of Credit
As of December 31, 2024, the Company had standby letters of credit totaling $4.9 million issued in connection with workers compensation claims and surety bonds.
d. Purchase Commitments
The Company had $15.0 million in purchase commitments at December 2024 for various raw material commodities, including aluminum, steel, nickel, and polyethylene, as well as other raw material components which are within normal production requirements.

e.    Chassis Converter Pool Agreements
The Company obtains vehicle chassis for its specialized vehicle products directly from the chassis manufacturers under converter pool agreements. Chassis are obtained from the manufacturers based on orders from customers, and in some cases, for unallocated orders. The agreements generally state that the manufacturer will provide a supply of chassis to be maintained at the Company’s facilities with the condition that we will store such chassis and will not move, sell, or otherwise dispose of such chassis except under the terms of the agreement. In addition, the manufacturer typically retains the sole authority to authorize commencement of work on the chassis and to make certain other decisions with respect to the chassis including the terms and pricing of sales of the chassis to the manufacturer’s dealers. The manufacturer also does not transfer the certificate of origin to the Company nor permit the Company to sell or transfer the chassis to anyone other than the manufacturer (for ultimate resale to a dealer). Although the Company is party to related finance agreements with manufacturers, the Company has not historically settled, nor expects to in the future settle, any related obligations in cash. Instead, the obligation is settled by the manufacturer upon reassignment of the chassis to an accepted dealer, and the dealer is invoiced for the chassis by the manufacturer. Accordingly, as of December 31, 2024, the Company’s outstanding chassis converter pool with the manufacturer totaled $57.1 million and has included this financing agreement on the Company’s Consolidated Balance Sheets within Prepaid expenses and other and Other accrued liabilities. All other chassis programs are handled as consigned inventory belonging to the manufacturer and totaled approximately $3.2 million. Under these agreements, if the chassis is not delivered to a customer within a specified time frame, the Company is required to pay a finance or storage charge on the chassis. Additionally, the Company receives finance support funds from manufacturers when the chassis are assigned into the Company’s chassis pool. Typically, chassis are converted and delivered to customers within 90 days of the receipt of the chassis by the Company.
15. NET (LOSS) INCOME PER SHARE OF COMMON STOCK
Basic earnings per share is calculated based on the weighted average number of common shares outstanding during the period. Diluted earnings per share is determined based on the weighted average number of common shares outstanding during the period combined with the incremental average common shares that would have been outstanding assuming the conversion of all potentially dilutive common shares into common shares as of the earliest date possible. The calculation of basic and diluted net (loss) income attributable to common stockholders per share is determined using net (loss) income applicable to common stockholders as the numerator and the number of shares included in the denominator as shown below (in thousands, except per share amounts). Due to the net loss applicable to common stockholders, 548 shares of potentially dilutive securities are not included in diluted weighted average common shares outstanding for the year ended December 31, 2024, because to do so would be antidilutive for this period.

	Year Ended December 31,
	2024	2023	2022
Basic net (loss) income attributable to common stockholders per share:
Net (loss) income attributable to common stockholders	$(284,071)	$231,252	$112,258
Weighted average common shares outstanding	44,359	47,011	48,626
Basic net (loss) income attributable to common stockholders per share	$(6.40)	$4.92	$2.31

Diluted net (loss) income attributable to common stockholders per share:
Net (loss) income attributable to common stockholders	$(284,071)	$231,252	$112,258

Weighted average common shares outstanding	44,359	47,011	48,626
Dilutive stock options and restricted stock	—	1,019	1,255
Diluted weighted average common shares outstanding	44,359	48,030	49,881
Diluted net (loss) income attributable to common stockholders per share	$(6.40)	$4.81	$2.25
For the years ended December 31, 2024, 2023, and 2022, there were no options excluded from average diluted shares outstanding as the average market price of the common shares was greater than the exercise price.

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
The Company recognizes all share-based awards to eligible employees based upon their grant date fair value. The Company’s policy is to recognize expense for awards that have service conditions only subject to graded vesting using the straight-line attribution method. In addition, the Company’s policy is to estimate expected forfeitures on share-based awards. Total stock-based compensation expense was $11.3 million, $11.8 million, and $9.7 million in the years ended December 31, 2024, 2023 and 2022, respectively, and is included in Cost of sales, General and administrative expenses, and Selling expenses within the Consolidated Statements of Operations. The amount of compensation cost related to non-vested restricted stock not yet recognized was approximately $12.8 million at December 31, 2024, for which the weighted average remaining life was approximately 1.7 years. There was no compensation cost related to non-vested stock options not yet recognized at December 31, 2024.
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
A summary of all restricted stock activity during 2024 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted Stock Outstanding at December 31, 2023	1,320,964	$22.29
Granted	650,221	26.12
Vested	(634,476)	19.12
Forfeited	(160,397)	25.47
Restricted Stock Outstanding at December 31, 2024	1,176,312	$25.60
During 2024, 2023, and 2022, the Company granted 650,221, 630,445, and 653,492 shares of restricted stock, respectively, with aggregate fair values on the date of grant of approximately $17.0 million, $16.1 million, and $11.9 million, respectively. The total fair value of restricted stock that vested during 2024, 2023, and 2022 was approximately $16.5 million, $25.1 million, and $8.9 million, respectively.
Stock Options
Stock options are awarded with an exercise price equal to the market price of the underlying stock on the date of grant, become fully exercisable three years after the date of grant, and expire ten years after the date of grant. No stock options have been granted by the Company since February 2015.
A summary of all stock option activity during 2024 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value ($ in millions)
Options Outstanding at December 31, 2023	4,083	$14.06	1.0	$—
Exercised	(2,000)	$13.95		$—
Forfeited	—	$—
Expired	—	$—
Options Outstanding at December 31, 2024	2,083	$14.16	0.1	$—

Options Exercisable at December 31, 2024	2,083	$14.16	0.1	$—

The total intrinsic value of stock options exercised during 2024, 2023, and 2022 was approximately less than $0.1 million, $0.2 million, and $1.5 million, respectively.
17. STOCKHOLDERS’ EQUITY
Share Repurchase Program
On February 15, 2024, the Company announced that the Board of Directors approved the repurchase of an additional $150 million in shares of common stock over a three-year period. This authorization was an increase to the previous $150 million repurchase program approved in August 2021 and the previous $100 million repurchase programs approved in November 2018, February 2017, and February 2016. The repurchase program is set to expire in February 2027. Stock repurchases under this program may be made in the open market or in private transactions at times and in amounts determined by the Company. As of December 31, 2024, $124.2 million remained available under the program.
Common and Preferred Stock
The Board of Directors has the authority to issue common and unclassed preferred stock of up to 200 million shares and 25 million shares, respectively, with par value of $0.01 per share, as well as to fix dividends, voting and conversion rights, redemption provisions, liquidation preferences, and other rights and restrictions.
Accumulated Other Comprehensive Income (Loss) (“AOCI”)
Changes in AOCI by component, net of tax, for the years ended December 31, 2024, 2023, and 2022 are summarized as follows (in thousands):

	Foreign Currency Translation	Derivative Instruments	Total
Balances at December 31, 2021	$(1,989)	$2,848	$859
Net unrealized gains (losses) arising during the period(a)	198	1,727	1,925
Less: Net realized gains (losses) reclassified to net loss(b)	—	3,666	3,666
Net change during the period	198	(1,939)	(1,741)
Balances at December 31, 2022	(1,791)	909	(882)
Net unrealized gains (losses) arising during the period(c)	975	(3,063)	(2,088)
Less: Net realized gains (losses) reclassified to net income(d)	—	(2,542)	(2,542)
Net change during the period	975	(521)	454
Balances at December 31, 2023	(816)	388	(428)
Net unrealized gains (losses) arising during the period(e)	(2,183)	(1,328)	(3,511)
Less: Net realized gains (losses) reclassified to net income(f)	—	(710)	(710)
Net change during the period	(2,183)	(618)	(2,801)
Balances at December 31, 2024	$(2,999)	$(230)	$(3,229)
—————————
(a) Derivative instruments net of $0.6 million of tax expense for the year ended December 31, 2022.
(b) Derivative instruments net of $1.2 million of tax expense for the year ended December 31, 2022.
(c) Derivative instruments net of $1.0 million of tax benefit for the year ended December 31, 2023.
(d) Derivative instruments net of $0.8 million of tax benefit for the year ended December 31, 2023.
(e) Derivative instruments net of $0.4 million of tax benefit for the year ended December 31, 2024.
(f) Derivative instruments net of $0.2 million of tax benefit for the year ended December 31, 2024.

18. EMPLOYEE SAVINGS PLANS
Substantially all of the Company’s employees are eligible to participate in a defined contribution plan under Section 401(k) of the Internal Revenue Code. The Company also provides a non-qualified defined contribution plan for senior management and certain key employees. Both plans provide for the Company to match, in cash, a percentage of each employee’s contributions up to certain limits. The Company’s matching contribution and related expense for these plans was approximately $8.1 million, $10.1 million, and $9.1 million for 2024, 2023, and 2022, respectively.

19. INCOME TAXES
(Loss) Income Before Income Taxes
The consolidated (loss) income before income taxes for 2024, 2023, and 2022 consists of the following (in thousands):

	Years Ended December 31,
	2024	2023	2022
Domestic	$(380,944)	$291,816	$144,443
Foreign	4,346	2,869	1,992
Total (loss) income before income taxes	$(376,598)	$294,685	$146,435
Income Tax (Benefit) Expense
The consolidated income tax (benefit) expense for 2024, 2023, and 2022 consists of the following components (in thousands):

	Years Ended December 31,
	2024	2023	2022
Current
Federal	$13,449	$65,797	$34,490
State	4,112	9,322	6,468
Foreign	599	1,170	321
	18,160	76,289	41,279
Deferred
Federal	(90,460)	(14,889)	(5,911)
State	(21,223)	1,430	(1,703)
	(111,683)	(13,459)	(7,614)
Total consolidated (benefit) expense	$(93,523)	$62,830	$33,665
The following table provides a reconciliation of differences from the U.S. Federal statutory rates as follows (in thousands):

	Years Ended December 31,
	2024	2023	2022
Pretax book (loss) income	$(376,598)	$294,685	$146,435

Federal tax (benefit) expense at applicable statutory rate	(79,086)	61,884	30,751
State and local income taxes (net of federal benefit)	(13,585)	9,398	3,669
Tax credits	(228)	(9,572)	(2,422)
Nondeductible officer compensation (benefit)	724	(546)	977
Compensation (benefit) expense	(172)	(1,563)	1,013
Other	(1,176)	3,229	(323)
Total income tax (benefit) expense	$(93,523)	$62,830	$33,665
Deferred Taxes
The Company’s deferred income taxes are primarily due to temporary differences between financial and income tax reporting for a legal liability, incentive compensation, depreciation of property, plant and equipment, amortization of intangibles, and other accrued liabilities.
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
As of December 31, 2024 and 2023, the Company retained a valuation allowance of $0.7 million and $0.7 million, respectively, against deferred tax assets related to various state and local NOLs that are subject to restrictive rules for future utilization.
As of December 31, 2024 and 2023, the Company had no U.S. federal tax NOLs. The Company has various multi-state income tax NOLs aggregating approximately $42.2 million which will expire between 2025 and 2044, if unused.
The components of deferred tax assets and deferred tax liabilities as of December 31, 2024 and 2023 were as follows (in thousands):

	December 31,
	2024	2023
Deferred tax assets
Tax credits and loss carryforwards	$1,792	$2,128
Accrued liabilities	117,569	8,242
Incentive compensation	9,360	8,131
Operating lease assets	8,990	8,102
Research expenditure amortization	21,523	22,160
Other	2,918	2,730
	162,152	51,493
Deferred tax liabilities
Property, plant and equipment	(21,837)	(21,731)
Intangibles	(34,493)	(32,773)
Operating lease liabilities	(8,990)	(8,102)
Other	(1,495)	(5,182)
	(66,815)	(67,788)
Net deferred tax asset (liability) before valuation allowances and reserves	95,337	(16,295)
Valuation allowances	(464)	(718)
Net deferred tax asset (liability)	$94,873	$(17,013)
Tax Reserves
The Company’s policy with respect to interest and penalties associated with reserves or allowances for uncertain tax positions is to classify such interest and penalties in Income tax (benefit) expense on the Consolidated Statements of Operations. As of December 31, 2024 and 2023, the total amount of unrecognized income tax benefits, which are included in either Other noncurrent liabilities or Deferred income taxes in the Company’s Consolidated Balance Sheets, was approximately $1.5 million and $4.8 million, respectively, including interest and penalties, all of which, if recognized, would impact the effective income tax rate of the Company. The Company’s uncertain tax positions for the current period remained constant and we decreased our prior period uncertain positions by $3.4 million. As of December 31, 2024 and 2023, the Company had recorded a total of $0.5 million and $0.9 million, respectively, of accrued interest and penalties related to uncertain tax positions. The Company expects no significant changes to the facts and circumstances underlying its reserves and allowances for uncertain income tax positions as reasonably possible during the next 12 months. As of December 31, 2024, the Company is subject to unexpired statutes of limitation for U.S. federal income taxes for the years 2020 through 2022. The Company is also subject to unexpired statutes of limitation for Indiana state income taxes for the years 2020 through 2022.
20. SEGMENTS
Segment Reporting
The Company’s Chief Operating Decision Maker (“CODM”) is comprised of the Chief Executive Officer and the Board of Directors. Based on how the CODM manages the business, allocates resources, makes operating decisions, and evaluates operating performance, the Company manages its business in two operating and reportable segments: Transportation Solutions and Parts & Services.

Additional information related to the composition of each segment is included below.
▪Transportation Solutions (“TS”): The TS segment comprises the design and manufacturing operations for the Company’s transportation-related equipment and products. This includes dry and refrigerated van trailers, platform trailers, and the Company’s wood flooring production facility. The Company’s EcoNex™ products, which are part of the Company’s Acutherm™ portfolio of solutions designed for intelligent thermal management, are also reported in the TS segment. Additionally, the TS segment includes tank trailers and truck-mounted tanks. Finally, truck-mounted dry and refrigerated bodies, as well as service and stake bodies, are also in the TS segment.
▪Parts & Services (“P&S”): The P&S segment comprises the Company’s Parts and Services business, as well as the Upfitting Solutions and Services business (a component of our Truck Bodies business). Additionally, the Company’s Composites business, which focuses on the use of DuraPlate® composite panels beyond the semi-trailer market, is also part of the P&S segment. This segment also includes the Wabash Parts LLC and Linq Venture Holdings LLC entities, which we created with our partners as further described in Note 6. Our Trailers as a Service (TaaS)SM initiatives, which combine our market-leading trailer products with emerging capabilities like parts distribution and a growing maintenance and repair network to provide a valuable suite of services to our customers, are included in the P&S segment as well. Finally, the P&S segment includes the Company’s Engineered Products business, which manufactures stainless-steel storage tanks and silos, mixers and processors for a variety of end markets. Growing and expanding our Parts and Services offerings continues to be a key strategic initiative for the Company.
The accounting policies of the TS and P&S segments are the same as those described in the summary of significant accounting policies except that the Company evaluates segment performance based on income (loss) from operations. The CODM evaluates performance by considering comparative period and forecast-to-actual variances for these measures monthly. The Company has not allocated certain corporate related administrative costs, interest, and income taxes included in the corporate and eliminations segment to the Company’s other reportable segments. The Company accounts for intersegment sales and transfers at cost. Segment assets are not presented as it is not a measure reviewed by the CODM in allocating resources and assessing performance.

Reportable segment information is as follows (in thousands):

	Transportation Solutions	Parts & Services	Corporate and Eliminations	Consolidated
2024
Net sales
External customers	$1,747,039	$199,701	$—	$1,946,740
Intersegment sales	8,094	5,361	(13,455)	—
Total net sales	1,755,133	205,062	(13,455)	1,946,740
Cost of sales	1,537,515	157,608	(13,455)	1,681,668
Gross profit	217,618	47,454	—	265,072
Other operating expenses (1)	69,341	12,037	539,798	621,176
Segment income (loss) from operations	148,277	35,417	(539,798)	(356,104)
Product liability matter	—	—	450,000	450,000
Consolidated income (loss) from operations	$148,277	$35,417	$(89,798)	$93,896
Depreciation and amortization	$49,987	$2,681	$4,317	$56,985

2023
Net sales
External customers	$2,320,274	$216,226	$—	$2,536,500
Intersegment sales	18,330	4,647	(22,977)	—
Total net sales	2,338,604	220,873	(22,977)	2,536,500
Cost of sales	1,898,740	162,550	(22,977)	2,038,313
Gross profit	439,864	58,323	—	498,187
Other operating expenses (1)	72,936	13,674	99,628	186,238
Consolidated income (loss) from operations	$366,928	$44,649	$(99,628)	$311,949
Depreciation and amortization	$40,443	$2,201	$2,676	$45,320

2022
Net sales
External customers	$2,312,637	$189,492	$—	$2,502,129
Intersegment sales	8,277	3,984	(12,261)	—
Total net sales	2,320,914	193,476	(12,261)	2,502,129
Cost of sales	2,043,072	148,627	(12,261)	2,179,438
Gross profit	277,842	44,849	—	322,691
Other operating expenses (1)	67,900	14,291	73,858	156,049
Consolidated income (loss) from operations	$209,942	$30,558	$(73,858)	$166,642
Depreciation and amortization	$41,187	$2,717	$3,065	$46,969
—————————
(1)Other operating expenses include General and administrative expenses, Selling expenses, Amortization of intangible assets and Impairment and other, net.
Customer Concentration
The Company is subject to a concentration of risk as the five largest customers together accounted for approximately 42%, 32%, and 33% of the Company’s aggregate net sales in 2024, 2023, and 2022, respectively. Our largest customer, included as part of the Transportation Solutions segment, accounted for 15% and 12% of our aggregate net sales in 2024 and 2023, respectively. No individual customer accounted for more than 10% of our aggregate net sales in 2022. International sales accounted for less than 10% in each of the last three years.

Product Information
The Company offers products primarily in four general categories: (1) new trailers, (2) used trailers, (3) components, parts and services, and (4) equipment and other (which includes new truck body sales). The following table sets forth the major product categories and their percentage of consolidated net sales (dollars in thousands):

Year ended December 31, 2024	Transportation Solutions	Parts & Services	Eliminations	Consolidated
New trailers	$1,335,902	$—	$(3,978)	$1,331,924	68.4%
Used trailers	71	4,012	(71)	4,012	0.2%
Components, parts and services	—	128,565	—	128,565	6.6%
Equipment and other	419,160	72,485	(9,406)	482,239	24.8%
Total net external sales	$1,755,133	$205,062	$(13,455)	$1,946,740	100.0%

Year ended December 31, 2023	Transportation Solutions	Parts & Services	Eliminations	Consolidated
New trailers	$1,924,700	$—	$(5,901)	$1,918,799	75.7%
Used trailers	—	4,978	—	4,978	0.2%
Components, parts and services	—	148,256	—	148,256	5.8%
Equipment and other	413,904	67,639	(17,076)	464,467	18.3%
Total net external sales	$2,338,604	$220,873	$(22,977)	$2,536,500	100.0%

Year ended December 31, 2022	Transportation Solutions	Parts & Services	Eliminations	Consolidated
New trailers	$2,012,428	$1,722	$(1,286)	$2,012,864	80.4%
Used trailers	—	2,905	—	2,905	0.1%
Components, parts and services	—	139,762	—	139,762	5.6%
Equipment and other	308,486	49,087	(10,975)	346,598	13.9%
Total net external sales	$2,320,914	$193,476	$(12,261)	$2,502,129	100.0%
21. IMPAIRMENT, DIVESTITURES, AND SALES OF PROPERTY, PLANT, AND EQUIPMENT
In 2024, the Company engaged in several transactions involving property, plant, and equipment. During the fourth quarter, the Company sold property, plant, and equipment with proceeds totaling approximately $1.6 million, recognizing a gain on the sale of approximately $0.5 million. During the third quarter, the Company sold property, plant, and equipment assets with proceeds totaling approximately $2.8 million, recognizing a nominal net gain on the sale. Finally, during the second quarter of 2024, the Company impaired approximately $1.0 million due to a construction-in-progress project that was no longer expected to be completed.
During the first quarter of 2022, the Company impaired approximately $1.0 million of construction-in-progress projects that were no longer expected to be completed. In addition, the Company sold a building (and the related land) for net proceeds of $1.1 million. A gain on sale of approximately $0.7 million was recognized as part of the sale.
The impairments and gains on sale of assets are included in Impairment and other, net in the Consolidated Statements of Operations.

22. CONSOLIDATED QUARTERLY FINANCIAL DATA (UNAUDITED)
The following is a summary of the unaudited quarterly results of operations for fiscal years 2024, 2023, and 2022 (dollars in thousands, except per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2024
Net sales	$515,276	$550,610	$464,040	$416,814
Gross profit	$76,446	$89,658	$56,009	$42,959
Net income (loss) attributable to common stockholders	$18,167	$28,958	$(330,166)	$(1,030)
Basic net income (loss) attributable to common stockholders per share(1)	$0.40	$0.65	$(7.53)	$(0.02)
Diluted net income (loss) attributable to common stockholders per share(1)	$0.39	$0.64	$(7.53)	$(0.02)
2023
Net sales	$620,952	$686,620	$632,828	$596,100
Gross profit	$116,027	$151,027	$122,910	$108,223
Net income attributable to common stockholders	$51,213	$74,328	$55,329	$50,382
Basic net income attributable to common stockholders per share(1)	$1.07	$1.57	$1.18	$1.10
Diluted net income attributable to common stockholders per share(1)	$1.04	$1.54	$1.16	$1.07
2022
Net sales	$546,761	$642,769	$655,150	$657,449
Gross profit	$58,055	$78,034	$92,005	$94,597
Net income attributable to common stockholders	$12,074	$22,552	$36,170	$41,462
Basic net income attributable to common stockholders per share(1)	$0.25	$0.46	$0.75	$0.86
Diluted net income attributable to common stockholders per share(1)	$0.24	$0.46	$0.73	$0.84
—————————
(1)Basic and diluted net income (loss) attributable to common stockholders per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly net income (loss) attributable to common stockholders per share may differ from annual net income (loss) attributable to common stockholders per share due to rounding.
23. SUBSEQUENT EVENTS
On February 3, 2025, the Company acquired substantially all of the assets and certain of the liabilities of TrailerHawk.ai LLC, a Delaware limited liability company from Loadsmith Holding Corporation for an initial purchase price of $2.5 million plus the release of $3 million and all accrued unpaid interest on the convertible promissory notes. The acquisition includes a purchase price adjustment clause that provides for the possibility of additional earnout payments of up to $15 million over a period of seven years after the closing date of the transaction.
ITEM 9—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A—CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to provide reasonable assurance to our management and board of directors that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on an evaluation conducted under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2024, including those procedures described below, we, including our Chief Executive Officer and our Chief Financial Officer, determined that those controls and procedures were effective.
Changes in Internal Controls
There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fourth quarter of fiscal year 2024 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024, based on criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO). Based on this assessment, management has concluded that internal control over financial reporting is effective as of December 31, 2024.
Ernst & Young LLP, an Independent Registered Public Accounting Firm, has audited the Company’s consolidated financial statements as of and for the year ended December 31, 2024, and its report on internal controls over financial reporting as of December 31, 2024, appears on the following page.

Brent L. Yeagy	President and Chief Executive Officer
Patrick Keslin	Senior Vice President and Chief Financial Officer

February 18, 2025

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Wabash National Corporation
Opinion on Internal Control Over Financial Reporting
We have audited Wabash National Corporation’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Wabash National Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and our report dated February 18, 2025 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP

Indianapolis, Indiana
February 18, 2025

ITEM 9B—OTHER INFORMATION
(c)
During the three months ended December 31, 2024, none of our directors or executive officers adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408(a) of Regulation S-K) except as set forth in the table below.

Name and Title	Action Taken	Date	Type of Trading Arrangement (1)	Duration of Trading Arrangement (2)	Aggregate Number of Shares to be Sold
Michael N. Pettit, Senior Vice President, Chief Growth Officer	Adoption	10/31/2024	Rule 10b5-1 trading arrangement	6/13/2025	Up to 50,963 shares and up to 100% of net RSUs acquired in 2025 not to exceed 4,037
M. Kristin Glazner, Senior Vice President, Chief Administrative Officer, Corporate Secretary	Adoption	12/12/2024	Rule 10b5-1 trading arrangement	12/31/2025	Up to 25,000 shares
Kevin J. Page, Senior Advisor	Adoption	12/12/2024	Rule 10b5-1 trading arrangement	12/31/2025	Up to 22,261 shares and up to 100% of net PSU’s acquired in 2025 and up to 100% of net RSUs acquired in 2025
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
The Company hereby incorporates by reference the information contained under the headings “Delinquent Section 16(a) Reports,” “Proposal 1 - Election of Directors” and “Corporate Governance” from its definitive Proxy Statement to be delivered to stockholders of the Company and filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report in connection with the 2025 Annual Meeting of Stockholders to be held May 14, 2025.
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
ITEM 11—EXECUTIVE COMPENSATION
The Company hereby incorporates by reference the information contained under the headings “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Executive Compensation Tables,” and “Corporate Governance—Director Compensation” from its definitive Proxy Statement to be delivered to the stockholders of the Company and filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report in connection with the 2025 Annual Meeting of Stockholders to be held May 14, 2025.
ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The Company hereby incorporates by reference the information contained under the headings “Beneficial Ownership Information—Beneficial Ownership of Common Stock” and “Equity Compensation Plan Information” from its definitive Proxy Statement to be delivered to the stockholders of the Company and filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report in connection with the 2025 Annual Meeting of Stockholders to be held on May 14, 2025.
ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The Company hereby incorporates by reference the information contained under the headings “Corporate Governance—Board Structure and its Role in Risk Oversight—Director Independence” and “Corporate Governance—Related Persons Transactions Policy” from its definitive Proxy Statement to be delivered to the stockholders of the Company and filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report in connection with the 2025 Annual Meeting of Stockholders to be held on May 14, 2025.
ITEM 14—PRINCIPAL ACCOUNTING FEES AND SERVICES
Information required by Item 14 of this form and the Audit Committee’s pre-approval policies and procedures regarding the engagement of the principal accountant are incorporated herein by reference to the information contained under the heading “Proposal 3—Ratification of Appointment of Independent Registered Public Accounting Firm” from the Company’s definitive Proxy Statement to be delivered to the stockholders of the Company and filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report in connection with the 2025 Annual Meeting of Stockholders to be held on May 14, 2025.

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
ITEM 16 – FORM 10-K SUMMARY
None.
EXHIBIT INDEX

No.	Description
3.01	Amended and Restated Certificate of Incorporation of the Company, as amended (5)
3.02	Certificate of Amendment to the Certificate of Incorporation of Wabash National Corporation (18)
3.03	Amended and Restated Bylaws of the Company, as amended (15)
4.01	Specimen Stock Certificate (1)
4.02	Indenture, dated as of October 6, 2021, by and among Wabash National Corporation, the several guarantors named therein and Wells Fargo Bank, National Association, as trustee (14)
4.03	Form of 4.50% Senior Notes (14)
4.04	Description of Securities (9)
10.01#	2011 Omnibus Incentive Plan (3)
10.02#	2017 Omnibus Incentive Plan (6)
10.03#	Change in Control Severance Pay Plan (4)
10.04#	Wabash National Corporation Executive Severance Plan (2)
10.05#	Form of Wabash National Corporation Time-Vesting Restricted Stock Unit Agreement for awards granted to employees under the 2017 Omnibus Incentive Plan (12)
10.06#	Wabash National Corporation Supplemental Plan, effective May 12, 2020 (10)
10.07#	Form of Wabash National Corporation Restricted Stock Unit Agreement for awards granted to non-employee directors under the 2017 Omnibus Incentive Plan prior to 2024 (10)
10.08#	Form of Wabash National Corporation Performance-Based Restricted Stock Unit Agreement for awards granted to employees under the 2017 Omnibus Incentive Plan (12)
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

10.13#	Form of Indemnification Agreement with Directors and Executive Officers (7)
10.14#	Form of Wabash National Corporation Restricted Stock Unit Agreement for awards to be granted to non-employee directors under the 2017 Omnibus Incentive Plan after 2023 (17)
10.15#	Transition Agreement between Wabash National Corporation and Dustin T. Smith, dated as of August 19, 2024 (19)
19	Wabash National Corporation Insider Trading Policy (20)
21.1	List of Significant Subsidiaries (20)
23.1	Consent of Ernst & Young LLP (20)
31.1	Certification of Principal Executive Officer (20)
31.2	Certification of Principal Financial Officer (20)
32.1	Written Statement of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (20)

97.1	Wabash National Corporation Compensation Recovery Policy (17)
101	The following materials from Wabash National Corporation’s Annual Report on Form 10-K for the year ended December 31, 2024 are filed herewith, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at December 31, 2024 and 2023, (ii) the Consolidated Statements of Operations for the twelve months ended December 31, 2024, 2023, and 2022, (iii) the Consolidated Statements of Comprehensive (Loss) Income for the twelve months ended December 31, 2024, 2023, and 2022, (iv) the Consolidated Statements of Stockholders’ Equity for the twelve months ended December 31, 2024, 2023, and 2022, (v) the Consolidated Statements of Cash Flows for the twelve months ended December 31, 2024, 2023, and 2022, (vi) Notes to the Consolidated Financial Statements, (vii) the information in Part I, Item 1C Cybersecurity, and (viii) the information in Part II, Item 9B Other Information. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document. (20)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101) (20)

#	Management contract or compensatory plan
(1)	Incorporated by reference to the Registrant’s registration statement on Form S-3 (Registration No. 333-27317) filed on May 16, 1997
(2)	Incorporated by reference to the Registrant’s Form 8-K filed on December 16, 2015 (File No. 001-10883)
(3)	Incorporated by reference to the Registrant’s Form 8-K filed on May 25, 2011 (File No. 001-10883)
(4)	Incorporated by reference to the Registrant’s Form 8-K filed on September 14, 2011 (File No. 001-10883)
(5)	Incorporated by reference to the Registrant’s Form 10-Q filed on November 1, 2011 (File No. 001-10883)
(6)	Incorporated by reference to the Registrant’s Form S-8 filed on May 18, 2017 (File No. 333-218085)
(7)	Incorporated by reference to the Registrant’s Form 8-K filed on December 15, 2017 (File No. 001-10883)
(8)	Incorporated by reference to the Registrant’s Form 8-K filed on December 27, 2018 (File No. 001-10883)
(9)	Incorporated by reference to the Registrant’s Form 10-K filed on February 25, 2020 (File No. 001-10883)
(10)	Incorporated by reference to the Registrant’s Form 10-Q filed on July 29, 2020 (File No. 001-10883)
(11)	Incorporated by reference to the Registrant’s Form 8-K filed on September 30, 2020 (File No. 001-10883)
(12)	Incorporated by reference to the Registrant’s Form 10-K filed on February 25, 2021 (File No. 001-10883)
(13)	Incorporated by reference to the Registrant’s Form 8-K filed on September 29, 2021 (File No 001-10883)
(14)	Incorporated by reference to the Registrant’s Form 8-K filed on October 6, 2021 (File No 001-10883)
(15)	Incorporated by reference to the Registrant’s Form 8-K filed on February 22, 2022 (File No 001-10883)
(16)	Incorporated by reference to the Registrant’s Form 8-K filed on September 26, 2022 (File No 001-10883)
(17)	Incorporated by reference to the Registrant’s Form 10-K filed on February 22, 2024 (File No 001-10883)
(18)	Incorporated by reference to the Registrant’s Form 8-K filed on May 22, 2024 (File No 001-10883)
(19)	Incorporated by reference to the Registrant’s Form 8-K filed on August 20, 2024 (File No 001-10883)
(20)	Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
WABASH NATIONAL CORPORATION

February 18, 2025	By:	/s/ Patrick Keslin
Patrick Keslin
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature and Name	Title	Date

/s/ Brent L. Yeagy	President and Chief Executive Officer, Director	February 18, 2025
Brent L. Yeagy	(Principal Executive Officer)

/s/ Patrick Keslin	Senior Vice President and Chief Financial Officer	February 18, 2025
Patrick Keslin	(Principal Financial Officer and Principal Accounting Officer)

/s/ Larry J. Magee	Chairman of the Board of Directors	February 18, 2025
Larry J. Magee

/s/ Therese M. Bassett	Director	February 18, 2025
Therese M. Bassett

/s/ John G. Boss	Director	February 18, 2025
John G. Boss

/s/ Trent J. Broberg	Director	February 18, 2025
Trent J. Broberg

/s/ Ann D. Murtlow	Director	February 18, 2025
Ann D. Murtlow

/s/ Sudhanshu Priyadarshi	Director	February 18, 2025
Sudhanshu Priyadarshi

/s/ Scott K. Sorensen	Director	February 18, 2025
Scott K. Sorensen

/s/ Stuart A. Taylor II	Director	February 18, 2025
Stuart A. Taylor II