Form 10-Q
period 2025-03-31
WABASH NATIONAL Corp
filed 2025-04-30
CIK 879526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of common stock outstanding at April 23, 2025 was 41,870,141.

WABASH NATIONAL CORPORATION
FORM 10-Q

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements
WABASH NATIONAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	March 31, 2025	December 31, 2024
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$81,036	$115,484
Accounts receivable, net	171,693	143,946
Inventories, net	278,648	258,825
Prepaid expenses and other	126,191	76,233
Total current assets	657,568	594,488
Property, plant, and equipment, net	335,501	339,247
Goodwill	196,662	188,441
Deferred income taxes	8,411	94,873
Intangible assets, net	71,656	74,445
Investment in unconsolidated entities	7,250	7,250
Other assets	138,145	112,785
Total assets	$1,415,193	$1,411,529
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$—	$—
Accounts payable	211,199	146,738
Other accrued liabilities	204,165	161,671
Total current liabilities	415,364	308,409
Long-term debt	417,317	397,142
Other non-current liabilities	177,420	516,152
Total liabilities	1,010,101	1,221,703
Commitments and contingencies
Noncontrolling interest	1,251	996
Wabash National Corporation stockholders’ equity:
Common stock 200,000,000 shares authorized, $0.01 par value, 42,147,995 and 42,882,308 shares outstanding, respectively	786	781
Additional paid-in capital	692,471	689,216
Retained earnings	333,109	105,633
Accumulated other comprehensive losses	(2,450)	(3,229)
Treasury stock at cost, 36,515,016 and 35,253,489 common shares, respectively	(620,075)	(603,571)
Total Wabash National Corporation stockholders' equity	403,841	188,830
Total liabilities, noncontrolling interest, and equity	$1,415,193	$1,411,529

The accompanying notes are an integral part of these Condensed Consolidated Statements.

WABASH NATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited – dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2025	2024
Net sales	$380,890	$515,276
Cost of sales	361,887	438,830
Gross profit	19,003	76,446
General and administrative expenses	(304,685)	36,673
Selling expenses	6,379	7,042
Amortization of intangible assets	2,789	3,156
Impairment and other, net	(31)	—
Income from operations	314,551	29,575
Other income (expense):
Interest expense	(5,026)	(4,988)
Other, net	1,614	1,609
Other expense, net	(3,412)	(3,379)
Loss from unconsolidated entity	(1,842)	(1,486)
Income before income tax expense	309,297	24,710
Income tax expense	78,101	6,423
Net income	231,196	18,287
Net income attributable to noncontrolling interest	255	120
Net income attributable to common stockholders	$230,941	$18,167

Net income attributable to common stockholders per share:
Basic	$5.41	$0.40
Diluted	$5.36	$0.39
Weighted average common shares outstanding (in thousands):
Basic	42,716	45,383
Diluted	43,087	46,254

Dividends declared per share	$0.08	$0.08

The accompanying notes are an integral part of these Condensed Consolidated Statements.

WABASH NATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited – dollars in thousands)

	Three Months Ended March 31,
	2025	2024
Net income	$231,196	$18,287
Other comprehensive income, net of tax:
Foreign currency translation adjustment	167	184
Unrealized gain on derivative instruments	612	276
Total other comprehensive income	779	460
Comprehensive income	231,975	18,747
Comprehensive income attributable to noncontrolling interest	255	120
Comprehensive income attributable to common stockholders	$231,720	$18,627

The accompanying notes are an integral part of these Condensed Consolidated Statements.

WABASH NATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited – dollars in thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities
Net income	$231,196	$18,287
Adjustments to reconcile net income to net cash used in operating activities
Depreciation	12,243	9,580
Amortization of intangibles	2,789	3,156
Net loss on sale of property, plant and equipment	33	—
Deferred income taxes	86,461	(3,574)
Stock-based compensation	3,249	3,246
Non-cash interest expense	246	237
Loss from unconsolidated entity	1,842	1,486
Accounts receivable	(27,747)	(64,690)
Inventories	(19,823)	(10,916)
Prepaid expenses and other	(15,573)	772
Accounts payable and accrued liabilities	73,227	22,203
Other, net	(348,415)	2,803
Net cash used in operating activities	(272)	(17,410)
Cash flows from investing activities
Cash payments for capital expenditures	(8,698)	(19,185)
Expenditures for revenue generating assets	(20,144)	—
Proceeds from the sale of assets	40	—
Acquisition, net of cash acquired	(1,666)	—
Note receivable issued to unconsolidated entity	(3,350)	—
Net cash used in investing activities	(33,818)	(19,185)
Cash flows from financing activities
Proceeds from exercise of stock options	11	7
Dividends paid	(3,864)	(4,151)
Borrowings under revolving credit facilities	20,414	232
Payments under revolving credit facilities	(414)	(232)
Debt issuance costs paid	(1)	(5)
Stock repurchases	(16,504)	(22,138)
Distribution to noncontrolling interest	—	(603)
Net cash used in financing activities	(358)	(26,890)
Cash and cash equivalents:
Net decrease in cash and cash equivalents	(34,448)	(63,485)
Cash and cash equivalents at beginning of period	115,484	179,271
Cash and cash equivalents at end of period	$81,036	$115,786
Supplemental disclosures of cash flow information:
Cash paid for interest	$191	$196
Net cash refunds received for income taxes	$(193)	$(40)
Period end balance of payables for property, plant, and equipment	$5,001	$11,512

The accompanying notes are an integral part of these Condensed Consolidated Statements.

WABASH NATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited – dollars in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	Shares	Amount
Balances at December 31, 2024	42,882,308	$781	$689,216	$105,633	$(3,229)	$(603,571)	$188,830
Net income attributable to common stockholders for the period				230,941			230,941
Foreign currency translation					167		167
Stock-based compensation	298,701	5	3,244				3,249
Stock repurchase	(1,033,764)					(16,504)	(16,504)
Common stock dividends				(3,465)			(3,465)
Unrealized gain on derivative instruments, net of tax					612		612
Common stock issued in connection with:
Stock option exercises	750		11				11
Balances at March 31, 2025	42,147,995	$786	$692,471	$333,109	$(2,450)	$(620,075)	$403,841
The accompanying notes are an integral part of these Condensed Consolidated Statements.

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	Shares	Amount
Balances at December 31, 2023	45,393,260	$774	$677,886	$403,923	$(428)	$(532,659)	$549,496
Net income attributable to common stockholders for the period				18,167			18,167
Foreign currency translation					184		184
Stock-based compensation	334,955	6	3,240				3,246
Stock repurchase	(589,144)					(22,138)	(22,138)
Common stock dividends				(3,152)			(3,152)
Unrealized gain on derivative instruments, net of tax					276		276
Common stock issued in connection with:
Stock option exercises	500	—	7				7
Balances at March 31, 2024	45,139,571	$780	$681,133	$418,938	$32	$(554,797)	$546,086
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
The condensed consolidated financial statements of the Company have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with Generally Accepted Accounting Principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying condensed consolidated financial statements contain all material adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position of the Company, its results of operations, and its cash flows. The Company consolidates into its financial statements the accounts of the Company and any partially owned subsidiary it has the ability to control (see Note 6). The Company does not have any subsidiaries it consolidates based solely on the power to direct the activities and significant participation in the entity’s expected results that would not otherwise be consolidated based on control through voting interests. Further, its affiliates are businesses established and maintained in connection with its operating strategy and are not special purposes entities. All intercompany transactions and balances have been eliminated.
The condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

2. NEW ACCOUNTING PRONOUNCEMENTS
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which is intended to enhance the transparency, decision usefulness and effectiveness of income tax disclosures. The amendments in this ASU require a public entity to disclose a tabular tax rate reconciliation, using both percentages and currency, with specific categories. A public entity is also required to provide a qualitative description of the states and local jurisdictions that make up the majority of the effect of the state and local income tax category and the net amount of income taxes paid, disaggregated by federal, state and foreign taxes and also disaggregated by individual jurisdictions. The amendments also remove certain disclosures that are no longer considered cost beneficial. The amendments are effective prospectively for annual periods beginning after December 15, 2024, and early adoption and retrospective application are permitted. Although the ASU only modifies the Company's required income tax disclosures, the Company is currently evaluating the impact of adopting this guidance on the consolidated financial statements.
In November 2024, the FASB issued ASU No. 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses”, which requires additional disclosure of the nature of expenses included in the consolidated financial statements. The effective date of this ASU is for annual periods beginning after December 15, 2026. The Company is evaluating the effect this guidance will have on the consolidated financial statements.

3. REVENUE RECOGNITION
The Company recognizes revenue from the sale of its products when obligations under the terms of a contract with our customers are satisfied; this occurs with the transfer of control of our products and replacement parts or throughout the completion of service work. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring promised goods or services to a customer and excludes all taxes collected from the customer. Shipping and handling fees are included in Net sales, and the associated costs are included in Cost of sales in the Condensed Consolidated Statements of Operations. For shipping and handling costs that occur after the transfer of control, the Company applies the practical expedient and treats such costs as a fulfillment cost. Incidental items that are immaterial in the context of the contract are recognized as expense.

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

4. BUSINESS COMBINATIONS
Trailerhawk.AI, LLC
The Company accounts for acquisitions in accordance with guidance found in ASC 805, Business Combinations (“ASC 805”). The guidance requires consideration given, including contingent consideration, assets acquired, and liabilities assumed to be valued at their fair values at the acquisition date. The guidance further provides that: (1) acquisition costs will generally be expensed as incurred, (2) restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and (3) changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. ASC 805 requires that any excess of purchase price over fair value of assets acquired, including identifiable intangibles and liabilities assumed, be recognized as goodwill.
On February 3, 2025, the Company acquired substantially all of the assets and certain of the liabilities of TrailerHawk.ai, LLC a Delaware limited liability company “Trailerhawk”, from Loadsmith Holding Corporation for an initial purchase price of $2.5 million less an allowance of $0.8 million for 2025 development activities, plus the release of $3.0 million and accrued interest of $0.1 million on convertible promissory notes, and contingent consideration related to the earnout liability as described below. Trailerhawk is an innovation leader leveraging artificial intelligence and telematics to create digital solutions that allow customers to protect trailer and cargo through the logistics chain. This investment is synergistic with our recurring revenue initiatives, particularly for our Linq Venture Holdings, LLC and Trailers as a Service (TaaS)SM offerings. Trailerhawk will be included within the Parts and Services reportable segment and currently does not have revenue or earnings. The acquisition includes a purchase price adjustment clause that provides for the possibility of additional earnout payments of up to $15.0 million over a period of seven years after the closing date of the transaction based on certain profitability metrics as a percentage of revenue for each of the subsequent seven years from the acquisition.
The initial accounting for the business combination is incomplete due to the pending finalization of the valuation of certain tangible assets, intangible assets and the earnout liability. Consequently, provisional amounts for these assets and liabilities have been recorded based on the information currently available. The provisional amounts are as follows: Identifiable intangible assets $9.1 million, other assets $0.3 million, and earnout liability $4.7 million. The provisional amounts are subject to change as additional information becomes available and as the valuation studies are finalized. The primary areas of uncertainty include the fair values of identifiable intangible assets and earnout liabilities. During the measurement period, the Company will adjust the provisional amounts retrospectively to reflect any new information obtained about facts and circumstances that existed as of the acquisition date. Any such adjustments will be recognized in the reporting period in which the adjustment amounts are determined. Any significant measurement period adjustments will be disclosed in subsequent financial statements, including the impact on the income statement and balance sheet. As of March 31, 2025, the Company recognized $8.2 million of Goodwill due to the acquisition of Trailerhawk. The Goodwill from this transaction is deductible for tax purposes.

5. GOODWILL & OTHER INTANGIBLE ASSETS
As further described in Note 19, the Company has established two operating and reportable segments: Transportation Solutions (“TS”) and Parts & Services (“P&S”). These operating and reportable segments have also been determined to be the applicable reporting units for purposes of goodwill assignment and evaluation. As of March 31, 2025, goodwill allocated to the TS and P&S segments was approximately $120.5 million and $76.2 million, respectively. The Company considered whether there were any indicators of impairment during the three months ended March 31, 2025 and concluded there were none.

The changes in the carrying amounts of goodwill from December 31, 2023 through the three-month period ended March 31, 2025 were as follows (in thousands):

	Transportation Solutions	Parts & Services	Total
Balance at December 31, 2023
Goodwill	$188,743	$108,066	$296,809
Accumulated impairment losses	(68,257)	(40,143)	(108,400)
Net balance as of December 31, 2023	120,486	67,923	188,409
Effects of foreign currency	20	12	32
Balance at December 31, 2024
Goodwill	188,763	108,078	296,841
Accumulated impairment losses	(68,257)	(40,143)	(108,400)
Net balance as of December 31, 2024	120,506	67,935	188,441
Acquisition of Trailerhawk AI, LLC	—	8,220	8,220
Effects of foreign currency	—	1	1
Balance at March 31, 2025
Goodwill	188,763	116,299	305,062
Accumulated impairment losses	(68,257)	(40,143)	(108,400)
Net balance as of March 31, 2025	$120,506	$76,156	$196,662

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
The Company holds 49% ownership of the membership units in Linq, while its partner holds 51%. Initial capital contributions to Linq were made in proportion to the respective ownership interests, with the Company contributing approximately $2.5 million and its partner contributing approximately $2.6 million. At formation, Linq had no debt or other financial obligations beyond typical operating expenses. Creditors of Linq do not have recourse to the general credit of the Company. The operating agreement requires excess cash distributions, as defined in the agreement, to be made no later than 30 days after the end of the second and fourth quarters of each year, in proportion to the respective ownership interests.
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

As part of Linq’s formation, the Company executed a credit agreement with Linq, providing a $10 million revolving line of credit (the “Wabash Note”) with a 7% simple accrued interest rate, paid quarterly. During the fourth quarter of 2024, an additional $15 million Wabash Note was approved by the Board of Directors, increasing the revolving line of credit to $25 million. The commitment under the Wabash Note may be increased to $35 million subject to the approval of the Board of Directors as stipulated in the operating agreement. In the three-month period ended March 31, 2025, $3.4 million was borrowed under the Wabash Notes and as of March 31, 2025, there was $14.5 million outstanding. As of and through the three-month period ended March 31, 2024, there were no amounts borrowed under the Wabash Note. Interest income resulting from the Wabash Notes for the three-month periods ended March 31, 2025 and 2024 was $0.2 million and zero, respectively. Interest income under the Wabash Notes is included in Other, net in the Company’s Condensed Consolidated Statements of Operations. The Company does not provide financial or other support to Linq that it was not contractually obligated to provide.
Given the facts and circumstances specific to Linq, the Company concluded that it is not the primary beneficiary of this VIE. However, the Company has the ability to exercise significant influence over the operating and financial policies of Linq. The Company’s maximum exposure to loss in this unconsolidated VIE is limited to the Company’s initial capital contribution and any amounts borrowed under the Wabash Notes. The partner’s put right does not have a standalone value as it is based upon a fair value calculation when exercised, as stipulated in the operating agreement.
The Company’s equity method investment in Linq is recorded in Investment in unconsolidated entity on its Condensed Consolidated Balance Sheets. Any amounts borrowed under the Wabash Notes are recorded in Other assets on the Company’s Condensed Consolidated Balance Sheets. Linq is considered operationally integral. The Company’s share of the results from its equity method investment is included in Loss from unconsolidated entity in the Condensed Consolidated Statements of Operations.
The following table is a rollforward of activities related to the Company’s unconsolidated entity (in thousands):

	2025	2024
Balance at January 1	$—	$1,647
Loss from unconsolidated entity	(1,842)	(1,486)
Equity deficit applied to note (1)	1,842	—
Balance at March 31	$—	$161

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

Because the entity does not have sufficient equity at risk to permit it to carry on its activities without additional financial support, the Company concluded that WP is a VIE. The Company has the power to direct the activities of WP through majority representation on the Board of Directors as well as control related to the management and overall strategic direction of the entity. In addition, the Company has the obligation to absorb the benefits and losses of WP that could potentially be significant to the entity. The Company also has a requirement to provide funding to the entity if needed. Given the facts and circumstances specific to WP, the Company concluded that it is the primary beneficiary and, as such, is required to consolidate the entity. WP’s results of operations are included in the Parts & Services operating and reportable segment. Through March 31, 2025, the Company did not provide financial or other support to this VIE that it was not contractually obligated to provide. As of March 31, 2025, the Company does not have any obligations to provide financial support to WP.
The following table presents the assets and liabilities of the WP VIE consolidated on the Company’s Condensed Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$4,217	$4,131
Accounts receivable, net	2,654	2,013
Inventories, net	31	30
Prepaid expenses and other	(8)	7
Total current assets	6,894	6,181
Property, plant, and equipment, net	—	—
Other assets	310	277
Total assets	$7,204	$6,458
Liabilities
Current liabilities:
Accounts payable	$4,678	$4,437
Other accrued liabilities	22	29
Total current liabilities	4,700	4,466
Other non-current liabilities	—	—
Total liabilities	$4,700	$4,466

The following table is a rollforward of activities in the Company’s noncontrolling interest (in thousands):

	2025	2024
Balance at January 1	$996	$603
Net income attributable to noncontrolling interest	255	120
Distributions paid to noncontrolling interest	—	(603)
Balance at March 31	$1,251	$120
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
The Company’s initial capital investment in the fourth quarter of 2024 was $6.0 million to launch venture labs aimed at providing solutions that optimize customer end-to-end supply chains across transportation, logistics and infrastructure markets. The $6.0 million nonrefundable investment covers the first contract year. The cost method investment is recorded in Investment in unconsolidated entities on the Company’s Condensed Consolidated Balance Sheets.

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

7. INVENTORIES, NET
Inventories are stated at the lower of cost, determined on either the first-in, first-out or average cost method, or net realizable value. Inventories, net of reserves, consist of the following components (in thousands):

	March 31, 2025	December 31, 2024
Raw materials and components	$149,462	$134,975
Finished goods	106,580	92,662
Work in progress	11,990	15,984
Aftermarket parts	7,848	7,690
Used trailers	2,768	7,514
	$278,648	$258,825

8. PREPAID EXPENSES AND OTHER
Prepaid expenses and other current assets consist of the following (in thousands):

	March 31, 2025	December 31, 2024
Chassis converter pool agreements	$91,906	$57,109
Income tax receivables	18,942	10,269
Insurance premiums & maintenance/subscription agreements	11,818	5,595
Commodity swap contracts	560	163
All other	2,965	3,097
	$126,191	$76,233
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

9. DEBT
Long-term debt consists of the following (in thousands):

	March 31, 2025	December 31, 2024
Senior Notes due 2028	$400,000	$400,000
Revolving Credit Agreement	20,000	—
	420,000	400,000
Less: unamortized discount and fees	(2,683)	(2,858)
Less: current portion	—	—
	$417,317	$397,142

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
The Indenture contains customary events of default, including payment defaults, breaches of covenants, failure to pay certain judgments and certain events of bankruptcy, insolvency and reorganization. If an event of default occurs and is continuing, the principal amount of the Senior Notes, plus accrued and unpaid interest, if any, may be declared immediately due and payable. These amounts automatically become due and payable if an event of default relating to certain events of bankruptcy, insolvency or reorganization occurs. As of March 31, 2025, the Company was in compliance with all covenants.
Contractual coupon interest expense and accretion of fees for the Senior Notes for each three-month period ended March 31, 2025 and 2024 was $4.5 million and $0.2 million, respectively. Contractual coupon interest expense and accretion of fees for the Senior Notes are included in Interest expense in the Company’s Condensed Consolidated Statements of Operations.
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
The Revolving Credit Agreement contains customary covenants limiting the ability of the Company and certain of its subsidiaries to, among other things, pay cash dividends, incur debt or liens, redeem or repurchase stock, enter into transactions with affiliates, merge, dissolve, repay subordinated indebtedness, make investments and dispose of assets. In addition, the Company will be required to maintain a minimum fixed charge coverage ratio of not less than 1.0 to 1.0 as of the end of any period of 12 fiscal months when excess availability under the Revolving Credit Agreement is less than the greater of (a) 10.0% of the lesser of (i) the total revolving commitments and (ii) the borrowing base (such lesser amount, the “Line Cap”) and (b) $25 million. As of March 31, 2025, the Company was in compliance with all covenants.
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
The Company’s liquidity position, defined as cash on hand and available borrowing capacity on the Revolving Credit Agreement, amounted to $310.0 million as of March 31, 2025 and $421.9 million as of December 31, 2024.
During the three-month period ended March 31, 2025, the Company had payments of principal totaling $0.4 million and borrowings of principal totaling $20.4 million under the Revolving Credit Agreement. As of March 31, 2025, there was $20.0 million outstanding under the Revolving Credit Agreement.
During the three-month period ended March 31, 2024, the Company had payments of principal totaling $0.2 million and borrowings of principal totaling $0.2 million under the Revolving Credit Agreement. As of March 31, 2024, there were no amounts outstanding under the Revolving Credit Agreement.
Interest expense under the Revolving Credit Agreement for each three-month period ended March 31, 2025 and 2024 was approximately $0.3 million and $0.2 million, respectively. Interest expense under the Revolving Credit Agreement is included in Interest expense in the Company’s Condensed Consolidated Statements of Operations.

10. FINANCIAL DERIVATIVE INSTRUMENTS
Commodity Pricing Risk
As of March 31, 2025, the Company was party to commodity swap contracts for specific commodities with notional amounts of approximately $12.3 million. The Company uses commodity swap contracts to mitigate the risks associated with fluctuations in commodity prices impacting its cash flows related to inventory purchases from suppliers. The Company does not hedge all commodity price risk.
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

Financial Statement Presentation
As of March 31, 2025 and December 31, 2024, the fair value carrying amount of the Company’s derivative instruments were recorded as follows (in thousands):

		Asset / (Liability) Derivatives
	Balance Sheet Caption	March 31, 2025	December 31, 2024
Derivatives designated as hedging instruments
Commodity swap contracts	Prepaid expenses and other	$560	$163
Commodity swap contracts	Accounts payable and Other accrued liabilities	(76)	(299)
Total derivatives designated as hedging instruments		$484	$(136)

The following table summarizes the gain or loss recognized in AOCI as of March 31, 2025 and December 31, 2024 and the amounts reclassified from AOCI into earnings for the three months ended March 31, 2025 and 2024 (in thousands):

	Amount of (Loss) Gain Recognized in AOCI on Derivatives (Effective Portion, net of tax)		Location of Gain (Loss) Reclassified from AOCI into Earnings (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Earnings

	March 31, 2025	December 31, 2024		Three Months Ended March 31,
				2025	2024
Derivatives instruments
Commodity swap contracts	$382	$(230)	Cost of sales	$(270)	$(748)
Over the next 12 months, the Company expects to reclassify approximately $0.5 million of pretax deferred gains, related to the commodity swap contracts, from AOCI to cost of sales as inventory purchases are settled.

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
During the three months ended March 31, 2025, leased assets obtained in exchange for new operating lease liabilities totaled approximately $2.7 million. During the three months ended March 31, 2024, leased assets obtained in exchange for new operating lease liabilities totaled approximately $2.1 million. As of March 31, 2025, obligations related to operating leases that the Company has executed but have not yet commenced were nominal.

Leased assets and liabilities included within the Condensed Consolidated Balance Sheets consist of the following (in thousands):

	Classification	March 31, 2025	December 31, 2024
Right-of-Use Assets
Operating	Other assets	$36,063	$36,423
Total leased ROU assets		$36,063	$36,423
Liabilities
Current
Operating	Other accrued liabilities	$12,345	$11,782
Noncurrent
Operating	Other non-current liabilities	23,718	24,641
Total lease liabilities		$36,063	$36,423

Lease costs included in the Condensed Consolidated Statements of Operations consist of the following (in thousands):

	Classification	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Operating lease cost	Cost of sales, selling expenses and general and administrative expense	$3,588	$2,760
Net lease cost		$3,588	$2,760

Maturity of the Company’s lease liabilities as of March 31, 2025 is as follows (in thousands):

	Operating Leases	Finance Leases	Total
2025 (remainder)	$10,449	$—	$10,449
2026	12,939	—	12,939
2027	7,994	—	7,994
2028	4,196	—	4,196
2029	2,666	—	2,666
Thereafter	1,426	—	1,426
Total lease payments	$39,669	$—	$39,669
Less: interest	3,606	—
Present value of lease payments	$36,063	$—
As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments.

Remaining lease term and discount rates are as follows:

	March 31, 2025	December 31, 2024
Weighted average remaining lease term (years)
Operating leases	3.4	3.5
Weighted average discount rate
Operating leases	5.51%	5.38%

Lease costs included in the Condensed Consolidated Statements of Cash Flows are as follows (in thousands):

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$3,554	$2,736
Operating cash flows from finance leases	$—	$—
Financing cash flows from finance leases	$—	$—
Lessor and Sublessor Activities
The Company leases dry van trailers to customers under full-service lease agreements and operating lease agreements. At the inception of a contract, in accordance with the applicable accounting guidance (ASC 842, Leases) the Company considers whether the arrangement contains a lease and, as applicable, performs the required lease classification tests. The Company, as a lessor, has no sales-type or direct financing lease arrangements as of March 31, 2025.
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
Lease income is included in Net sales on the Company’s Condensed Consolidated Statements of Operations, and is recorded in the Parts & Services operating segment. For the three months ended March 31, 2025 and 2024, the Company’s lease income consisted of the following components (in thousands):

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Operating lease income
Fixed lease income	$649	$643
Variable lease income	—	—
Total lease income	$649	$643

The following table shows the Company’s future contractual receipts from noncancelable operating leases as of March 31, 2025 (in thousands):

Operating Leases[1]
2025 (remainder)	$1,545
2026	2,061
2027	1,949
2028	1,157
2029	—
Thereafter	—
Total contractual receipts	$6,712
—————————
(1) The future contractual receipts due under the Company’s full-service operating leases include amounts related to preventative maintenance, certain repairs as defined in the related agreements, and ad valorem taxes. Net revenue related to the Company’s subleases are also included in the table above.

12. OTHER ACCRUED LIABILITIES
The following table presents the major components of Other accrued liabilities (in thousands):

	March 31, 2025	December 31, 2024
Warranty	$15,984	$16,958
Chassis converter pool agreements	91,032	57,109
Payroll and related taxes	14,709	12,931
Customer deposits	33,047	31,029
Self-insurance	11,935	12,198
Accrued interest	8,402	3,818
Operating lease obligations	12,345	11,782
Accrued taxes	8,313	6,572
All other	8,398	9,274
	$204,165	$161,671
The following table presents the changes in the product warranty accrual included in Other accrued liabilities (in thousands):

	2025	2024
Balance as of January 1	$16,958	$21,286
Provisions and revisions to estimates	587	444
Payments	(1,561)	(1,677)
Balance as of March 31	$15,984	$20,053
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
Fair value measurements and the fair value hierarchy level for the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024 are shown below (in thousands):

	Frequency	Asset / (Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2025
Commodity swap contracts	Recurring	$484	$—	$484	$—
Mutual funds	Recurring	$14,048	$14,048	$—	$—
Life-insurance contracts	Recurring	$20,968	$—	$20,968	$—
December 31, 2024
Commodity swap contracts	Recurring	$(136)	$—	$(136)	$—
Mutual funds	Recurring	$14,447	$14,447	$—	$—
Life-insurance contracts	Recurring	$22,358	$—	$22,358	$—

Estimated Fair Value of Debt
The estimated fair value of debt at March 31, 2025 consists of the Senior Notes due 2028 (see Note 9). The fair value of the Senior Notes due 2028 are based upon third party pricing sources, which generally do not represent daily market activity or represent data obtained from an exchange, and are classified as Level 2. The interest rates on the Company’s borrowings under the Revolving Credit Agreement are adjusted regularly to reflect current market rates and thus carrying value approximates fair value for any borrowings.

The Company’s carrying and estimated fair value of debt at March 31, 2025 and December 31, 2024 were as follows (in thousands):

	March 31, 2025				December 31, 2024
	Carrying Value	Fair Value			Carrying Value	Fair Value
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Instrument
Senior Notes due 2028	$397,317	$—	$357,088	$—	$397,142	$—	$363,385	$—
Revolving Credit Agreement	20,000	—	20,000	—	—	—	—	—
	$417,317	$—	$377,088	$—	$397,142	$—	$363,385	$—
The fair value of debt is based on current public market prices for disclosure purposes only. Unrealized gains or losses are not recognized in the financial statements, since long-term debt is presented at carrying value, net of unamortized premium or discount and unamortized deferred financing costs in the condensed consolidated financial statements.

14. COMMITMENTS AND CONTINGENCIES
Litigation
As of March 31, 2025, the Company was named as a defendant or was otherwise involved in numerous legal proceedings and governmental examinations, including class action lawsuits, in connection with the conduct of its business activities, in various jurisdictions, both in the United States and internationally. Accrual for losses have been recorded in accordance with GAAP. Based on the information currently available, management does not believe that existing proceedings and investigations will have a material impact on our consolidated financial condition or liquidity if determined in a manner adverse to the Company except as otherwise described below. However, such matters are unpredictable, and we could incur judgments or enter into settlements for current or future claims that could materially and adversely affect our financial statements. Costs associated with the litigation and settlements of legal matters are reported within General and administrative expenses in the Condensed Consolidated Statements of Operations.
Legal Matter Estimated Liability
The Company was named as a defendant in California state court in three purported class action lawsuits, alleging wage and hour claims under California-specific employment laws: one that remains pending (“Pending Class Action”), and two which were resolved in the first quarter of 2024 (collectively “Closed Class Action”). The defense of the Closed Class Action lawsuits were being handled in conjunction with one another. During the three months ended March 31, 2023, in accordance with ASC 450, the Company concluded a liability related to these matters was probable and estimable. As such, an estimated liability of $3.0 million was included in General & administrative expenses in the Consolidated Statements of Operations for the year ended December 31, 2023. During the second quarter of 2023, the Company reached an agreement to resolve the Closed Class Action via settlement for an amount materially consistent with the estimated liability. The settlement proceeds were paid in the first quarter of 2024, and the Company received confirmation on February 20, 2024 that the administrator received the settlement payment. Those matters are now closed.
Product Liability Claims
The Company is and has been, and may in the future be, subject to product liability claims and litigation incidental to the Company’s normal operating activities. On October 6, 2020, the Company was named as a co-defendant in a lawsuit, Eileen Williams, Elizabeth Perkins, et al. v. Wabash National Corporation, et al., filed in the Circuit Court of the City of St. Louis, Missouri (the “Product Liability Matter”). On September 5, 2024, a jury awarded compensatory damages of $11.5 million and punitive damages of $450 million (the “Award”) against the Company in the Product Liability Matter. On November 22, 2024, applying an offset related to the plaintiff’s settlement with a separate defendant, the Circuit Court entered judgment in the Product Liability Matter consisting of compensatory damages of $11.5 million and punitive damages of $450 million. On March 20, 2025, the Circuit Court determined that the punitive damage award in the Product Liability Matter did not comport with the Company’s constitutional rights. Accordingly, the Circuit Court ordered the punitive damages award reduced to $108 million with the compensatory damages award remaining at $11.5 million (collectively, the “Adjusted Award”).

The case related to a 2019 motor vehicle accident in which a passenger vehicle with an unobstructed view struck the back of a nearly stopped 2004 Wabash trailer that was operated by co-defendant GDS Express Inc. at the time of the accident. The evidence was undisputed that the trailer fully complied with all applicable regulations. Based on the Adjusted Award, the Company has recognized a $342 million reduction to a charge taken in the fourth quarter of 2024 and as of March 31, 2025, the Company has recognized an aggregate liability for this matter of $119.5 million included in the Company’s Condensed Consolidated Balance Sheet within Other non-current liabilities. The $342 million adjustment is included in the Company’s Condensed Consolidated Statements of Operation within General and Administrative expenses. The Company believes that the compensatory damages will be covered by the Company’s insurance policies and recorded a $11.5 million receivable included in Other assets in the Company’s Condensed Consolidated Balance Sheet as of March 31, 2025. As of December 31, 2024, the aggregate liability recorded for this matter was $461.5 million and the receivable for compensatory damages was $11.5 million.
The Company believes the Adjusted Award is abnormally high and the verdict is not supported by the facts or the law. Among other things, and despite precedent to the contrary, the jury was prevented from hearing critical evidence in the case, including that the driver’s blood alcohol level was over the legal limit at the time of the accident. The fact that neither the driver nor his passenger was wearing a seatbelt was also kept from the jury, even though plaintiffs argued both would have survived a 55-mile-per-hour collision had the vehicle not broken through the trailer’s rear impact guard. The Company has filed a notice of appeal, and the Company will be evaluating all available legal options.
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
On November 13, 2019, the Company received a notice that it was considered one of several PRPs by the Indiana Department of Environmental Management (“IDEM”) under CERCLA and state law related to substances found in soil and groundwater at a property located at 817 South Earl Avenue, Lafayette, Indiana (the “Site”). The Company has never owned or operated the Site, but the Site is near certain of the Company’s owned properties. In 2020, the Company agreed to implement a limited work plan to further investigate the source of the contamination at the Site and worked with IDEM and other PRPs to finalize the terms of the work plan. The Company submitted its initial site investigation report to IDEM during the third quarter of 2020, indicating that the data collected by the Company’s consultant confirmed that the Company’s properties are not the source of contamination at the Site. In December 2021, after completing further groundwater sampling work, the Company submitted to IDEM a supplemental written report, which again stated that the Company is not a responsible party and the Company’s properties are not a source of any contamination. In June 2022, the Company and other PRPs finalized Work Plan Addendum No. 3, which provided for additional groundwater sampling on another PRP property. The Company completed all additional sampling and submitted supplemental reports to IDEM as of the first quarter of 2024. All available information and reports establish there is no source of any contamination on the Company’s owned properties. As of March 31, 2025, based on the information available, the Company does not expect this matter to have a material adverse effect on its financial condition or results of operations.

Chassis Converter Pool Agreements
The Company obtains vehicle chassis for its specialized vehicle products directly from the chassis manufacturers under converter pool agreements. Chassis are obtained from the manufacturers based on orders from customers, and in some cases, for unallocated orders. The agreements generally state that the manufacturer will provide a supply of chassis to be maintained at the Company’s facilities with the condition that we will store such chassis and will not move, sell, or otherwise dispose of such chassis except under the terms of the agreement. In addition, the manufacturer typically retains the sole authority to authorize commencement of work on the chassis and to make certain other decisions with respect to the chassis including the terms and pricing of sales of the chassis to the manufacturer’s dealers. The manufacturer also does not transfer the certificate of origin to the Company nor permit the Company to sell or transfer the chassis to anyone other than the manufacturer (for ultimate resale to a dealer). Although the Company is party to related finance agreements with manufacturers, the Company has not historically settled, nor expects to in the future settle, any related obligations in cash. Instead, the obligation is settled by the manufacturer upon reassignment of the chassis to an accepted dealer, and the dealer is invoiced for the chassis by the manufacturer. Accordingly, as of March 31, 2025, the Company’s outstanding chassis converter pool with the manufacturer totaled $91.0 million and has included this financing agreement on the Company’s Condensed Consolidated Balance Sheets within Prepaid expenses and other and Other accrued liabilities. All other chassis programs are handled as consigned inventory belonging to the manufacturer and totaled approximately $3.1 million. Under these agreements, if the chassis is not delivered to a customer within a specified time frame, the Company is required to pay a finance or storage charge on the chassis. Additionally, the Company receives finance support funds from manufacturers when the chassis are assigned into the Company’s chassis pool. Typically, chassis are converted and delivered to customers within 90 days of the receipt of the chassis by the Company.
15. NET INCOME PER COMMON SHARE
Basic earnings per common share is calculated based on the weighted average number of common shares outstanding during the period, including vested shares deferred under our non-qualified deferred compensation plan. Diluted earnings per common share is determined based on the weighted average number of common shares outstanding during the period combined with the incremental average common shares that would have been outstanding assuming the conversion of all potentially dilutive common shares into common shares as of the earliest date possible. The calculation of basic and diluted net income attributable to common stockholders per common share is determined using net income attributable to common stockholders as the numerator and the number of shares included in the denominator as shown below (in thousands, except per share amounts). The number of antidilutive securities that could potentially dilute basic earnings per share (“EPS”) in the future but were not included in the computation of diluted EPS because to do so would be antidilutive was 251,431 shares as of March 31, 2025. There were 118,506 antidilutive securities as of March 31, 2024.

	Three Months Ended March 31,
	2025	2024
Basic net income attributable to common stockholders per share:
Net income attributable to common stockholders	$230,941	$18,167
Weighted average common shares outstanding	42,716	45,383
Basic net income attributable to common stockholders per share	$5.41	$0.40

Diluted net income attributable to common stockholders per share:
Net income attributable to common stockholders	$230,941	$18,167

Weighted average common shares outstanding	42,716	45,383
Dilutive stock options and restricted stock	371	871
Diluted weighted average common shares outstanding	43,087	46,254
Diluted net income attributable to common stockholders per share	$5.36	$0.39

16. STOCK-BASED COMPENSATION
The Company recognizes all share-based payments based upon their grant date fair value. The Company grants restricted stock units subject to specific service, performance, and/or market conditions. The Company’s policy is to recognize expense for awards that have service conditions only subject to graded vesting using the straight-line attribution method. In addition, the Company’s policy is to estimate expected forfeitures on share-based awards. The fair value of service and performance-based units is based on the market price of a share of underlying common stock at the date of grant. The fair values of the awards that contain market conditions are estimated using a Monte Carlo simulation approach in a risk-neutral framework to model future stock price movements based upon historical volatility, risk-free rates of return, and correlation matrix. The amount of compensation costs related to restricted stock units and performance units not yet recognized, excluding estimated forfeitures, was $21.1 million at March 31, 2025, for which the expense will be recognized through 2028.

17. STOCKHOLDERS’ EQUITY
Share Repurchase Program
On February 15, 2024, the Company announced that the Board of Directors approved the repurchase of an additional $150 million in shares of common stock over a three-year period. This authorization was an increase to the previous $150 million repurchase program approved in August 2021 and the previous $100 million repurchase programs approved in November 2018, February 2017, and February 2016. The repurchase program is set to expire in February 2027. Stock repurchases under this program may be made in the open market or in private transactions at times and in amounts determined by the Company. As of March 31, 2025, $110.5 million remained available under the program.
Common and Preferred Stock
The Board of Directors has the authority to issue common and unclassed preferred stock of up to 200 million shares and 25 million shares, respectively, with par value of $0.01 per share, as well as to fix dividends, voting and conversion rights, redemption provisions, liquidation preferences, and other rights and restrictions.
Accumulated Other Comprehensive Income (Loss)
Changes in AOCI by component, net of tax, for the three months ended March 31, 2025 are summarized as follows (in thousands):

	Foreign Currency Translation	Derivative Instruments	Total
Balances at December 31, 2024	$(2,999)	$(230)	$(3,229)
Net unrealized gains (losses) arising during the period(a)	167	409	576
Less: Net realized gains (losses) reclassified to net income(b)	—	(203)	(203)
Net change during the period	167	612	779
Balances at March 31, 2025	$(2,832)	$382	$(2,450)
—————————
(a) Derivative instruments net of $0.1 million of tax liability for the three months ended March 31, 2025.
(b) Derivative instruments net of $0.1 million of tax benefit for the three months ended March 31, 2025.

Changes in AOCI by component, net of tax, for the three months ended March 31, 2024 are summarized as follows (in thousands):

	Foreign Currency Translation	Derivative Instruments	Total
Balances at December 31, 2023	$(816)	$388	$(428)
Net unrealized gains (losses) arising during the period(c)	184	(290)	(106)
Less: Net realized gains (losses) reclassified to net income(d)	—	(566)	(566)
Net change during the period	184	276	460
Balances at March 31, 2024	$(632)	$664	$32
—————————
(c) Derivative instruments net of $0.1 million of tax benefit for the three months ended March 31, 2024.
(d) Derivative instruments net of $0.2 million of tax benefit for the three months ended March 31, 2024.
.

18. INCOME TAXES
For the three months ended March 31, 2025, the Company recognized income tax expense of $78.1 million compared to income tax expense of $6.4 million for the same period in the prior year. The effective tax rates for the first three months of 2025 and 2024 were 25.3% and 26.0%, respectively. For each three-month period ended March 31, 2025 and 2024, the effective tax rate differs from the U.S. Federal statutory rate of 21% primarily due to the impact of state taxes.

19. SEGMENTS
a. Segment Reporting
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
▪Transportation Solutions (“TS”): The TS segment comprises the design and manufacturing operations for the Company’s transportation-related equipment and products. This includes dry and refrigerated van trailers, platform trailers, and the Company’s wood flooring production facility. The Company’s EcoNex™ products, which are part of the Company’s AcuthermTM portfolio of solutions designed for intelligent thermal management, are also reported in the TS segment. Additionally, the TS segment includes tank trailers and truck-mounted tanks. Finally, truck-mounted dry and refrigerated bodies, as well as service and stake bodies, are also in the TS segment.
▪Parts & Services (“P&S”): The P&S segment comprises the Company’s Parts and Services business, as well as the Upfitting Solutions and Services business (a component of our Truck Bodies business). Additionally, the Company’s Composites business, which focuses on the use of DuraPlate® composite panels beyond the semi-trailer market, is also part of the P&S segment. This segment also includes the Wabash Parts LLC and Linq Venture Holdings LLC entities, which we created with our partners as further described in Note 6. Our Trailers as a Service (TaaS)SM initiatives, which combine our market-leading trailer products with emerging capabilities like parts distribution and a growing maintenance and repair network to provide a valuable suite of services to our customers, are included in the P&S segment as well. Finally, the P&S segment includes the Company’s Engineered Products business, which manufactures stainless-steel storage tanks and silos, mixers and processors for a variety of end markets. Growing and expanding the Parts and Services offerings continues to be a key strategic initiative for the Company.
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

Reportable segment information is as follows (in thousands):

Three Months Ended March 31, 2025	Transportation Solutions	Parts & Services	Corporate and Eliminations	Consolidated
Net sales
External customers	$329,048	$51,842	$—	$380,890
Intersegment sales	17,755	113	(17,868)	—
Total net sales	346,803	51,955	(17,868)	380,890
Cost of sales	338,389	41,366	(17,868)	361,887
Gross profit	8,414	10,589	—	19,003
Other operating expenses (1)	18,212	3,679	24,561	46,452
Segment (loss) income from operations	(9,798)	6,910	(24,561)	(27,449)
Product liability matter	—	—	342,000	342,000
Consolidated (loss) income from operations	$(9,798)	$6,910	$317,439	$314,551
Depreciation and amortization	$12,705	$1,177	$1,150	$15,032

Three Months Ended March 31, 2024	Transportation Solutions	Parts & Services	Corporate and Eliminations	Consolidated
Net sales
External customers	$467,123	$48,153	$—	$515,276
Intersegment sales	3,305	1,081	(4,386)	—
Total net sales	470,428	49,234	(4,386)	515,276
Cost of sales	407,316	35,900	(4,386)	438,830
Gross profit	63,112	13,334	—	76,446
Other operating expenses (1)	18,857	2,814	25,200	46,871
Consolidated income (loss) from operations	$44,255	$10,520	$(25,200)	$29,575
Depreciation and amortization	$11,318	$546	$858	$12,722
___________________
(1) Other operating expenses include General and administrative expenses, Selling expenses, Amortization of intangible assets and Impairment and other, net.

b.  Product Information
The Company offers products primarily in four general categories: (1) new trailers, (2) used trailers, (3) components, parts and services, and (4) equipment and other (which includes truck bodies). The following table sets forth the major product categories and their percentage of consolidated net sales (dollars in thousands):

Three Months Ended March 31, 2025	Transportation Solutions	Parts & Services	Eliminations	Consolidated
New trailers	$251,045	$—	$(17,670)	$233,375	61.3%
Used trailers	—	1,500	—	1,500	0.4%
Components, parts and services	—	31,502	—	31,502	8.3%
Equipment and other	95,758	18,953	(198)	114,513	30.1%
Total net sales	$346,803	$51,955	$(17,868)	$380,890	100.0%

Three Months Ended March 31, 2024	Transportation Solutions	Parts & Services	Eliminations	Consolidated
New trailers	$366,158	$—	$(820)	$365,338	70.9%
Used trailers	—	1,344	—	1,344	0.3%
Components, parts and services	—	35,630	—	35,630	6.9%
Equipment and other	104,270	12,260	(3,566)	112,964	21.9%
Total net sales	$470,428	$49,234	$(4,386)	$515,276	100.0%

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
Although we believe that the expectations expressed in our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and are subject to inherent risks and uncertainties, such as those disclosed in this Quarterly Report. Important risks and factors that could cause our actual results to be materially different from our expectations include the factors that are disclosed in “Item 1A-Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024. Each forward-looking statement contained in this Quarterly Report reflects our management’s view only as of the date on which that forward-looking statement was made. We are not obligated to update forward-looking statements or publicly release the result of any revisions to them to reflect events or circumstances after the date of this Quarterly Report or to reflect the occurrence of unanticipated events, except as required by law.

Results of Operations
The following table sets forth certain operating data as a percentage of net sales for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Net sales	100.0%	100.0%
Cost of sales	95.0%	85.2%
Gross profit	5.0%	14.8%

General and administrative expenses	(80.0%)	7.1%
Selling expenses	1.7%	1.4%
Amortization of intangibles assets	0.7%	0.6%
Impairment and other, net	—%	—%
Income from operations	82.6%	5.7%

Interest expense	(1.3%)	(1.0%)
Other, net	0.4%	0.3%
Other expense, net	(0.9%)	(0.7%)
Loss from unconsolidated entity	(0.5%)	(0.3%)
Income before income tax expense	81.2%	4.8%

Income tax expense	20.5%	1.2%
Net income	60.7%	3.5%
For the three-month period ended March 31, 2025, we recorded net sales of $380.9 million compared to $515.3 million in the prior year period. Net sales for the three-month period ended March 31, 2025, decreased $134.4 million, or 26.1%, compared to the prior year period. New trailer shipments decreased 26.0% and new truck body shipments decreased 18.7%. The decrease in new trailer (primarily dry vans) shipments drove the overall decrease in revenue. Net sales within the P&S reportable segment increased $2.7 million compared to the prior year period, primarily due to an increase in sales within our Services and Process Systems businesses, partially offset by a decrease in our Components business. Overall, gross profit margin decreased to 5.0% in the first quarter of 2025 compared to 14.8% in the prior year period primarily driven by lower sales volumes. We continue to focus on positioning ourselves to profitably capitalize on current demand while being vigilant to respond to any key changes to the industry and overall economy.
For the three-month period ended March 31, 2025, selling, general and administrative expenses declined $342.0 million as compared to the same period in 2024. As a percentage of net sales, selling, general and administrative expenses were (78.3)% in the first quarter of 2025 as compared to 8.5% in the prior year period. The overall decrease in selling, general and administrative expenses in the current year period compared to the same period in the prior year was driven by the impacts of the Product Liability Matter, partially offset by an increase of $3.0 million in employee-related costs, including benefits and incentive programs.
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

Three Months Ended March 31, 2025 Compared with the Three Months Ended March 31, 2024
Net Sales
Net sales in the first quarter of 2025 decrease $134.4 million, or 26.1%, compared to the first quarter of 2024. By business segment, prior to the elimination of intercompany sales, sales and related units sold were as follows (dollars in thousands):

	Three Months Ended March 31,		Change
	2025	2024	Amount	%
	(prior to elimination of intersegment sales)
Sales by Segment
Transportation Solutions	$346,803	$470,428	$(123,625)	(26.3%)
Parts & Services	51,955	49,234	2,721	5.5%
Eliminations	(17,868)	(4,386)	(13,482)
Total	$380,890	$515,276	$(134,386)	(26.1%)

New Units Shipped	(units)
Trailers	6,290	8,500	(2,210)	(26.0%)
Truck bodies	3,000	3,690	(690)	(18.7%)
Total	9,290	12,190	(2,900)	(23.8%)

Used Units Shipped	(units)
Trailers	36	15	21	140.0%
TS segment sales, prior to the elimination of intersegment sales, were $346.8 million for the first quarter of 2025, a decrease of $123.6 million, or 26.3%, compared to the first quarter of 2024. New trailers shipped during the first quarter of 2025 totaled 6,290 trailers compared to 8,500 trailers in the prior year period, a decrease of 26.0%, which was primarily driven by lower dry van shipments. New truck bodies shipped during the first quarter of 2025 totaled 3,000 truck bodies compared to 3,690 truck bodies in the prior year period, a decrease of 18.7%, partially offset by favorable mix of higher priced units.
P&S segment sales, prior to the elimination of intersegment sales, were $52.0 million for the first quarter of 2025, an increase of $2.7 million, or 5.5%, compared to the first quarter of 2024. The overall increase in sales for this segment was due primarily to higher sales in our Services and Process Systems businesses of $3.4 million and $2.3 million, respectively. The overall increase in sales was partially offset by lower sales within our Components business of $2.0 million.
Cost of Sales
Cost of sales was $361.9 million in the first quarter of 2025, a decrease of $76.9 million, or 17.5%, compared to the prior year period. Cost of sales is comprised of material costs, a variable expense, and other manufacturing costs, comprised of both fixed and variable expenses, including direct and indirect labor, outbound freight, overhead expenses, and depreciation.
TS segment cost of sales was $338.4 million in the first quarter of 2025, a decrease of $68.9 million, or 16.9%, compared to the prior year period. The decrease in cost of sales, which was primarily driven by lower shipment volumes, was due to a decrease in material costs of $47.4 million, or 18.1%, along with a decrease in certain other manufacturing costs.
P&S segment cost of sales was $41.4 million in the first quarter of 2025, an increase of $5.5 million, or 15.2%, compared to the prior year period. The increase in cost of sales was driven by an increase in material cost of $1.6 million due to the increase in sales, as well as an increase in depreciation and other overheads.

Gross Profit
Gross profit was $19.0 million in the first quarter of 2025, a decrease of $57.4 million from the prior year period. Gross profit as a percentage of net sales was 5.0% for the first quarter of 2025, compared to 14.8% for the same period in 2024. Gross profit by segment was as follows (dollars in thousands):

	Three Months Ended March 31,		Change
	2025	2024	Amount	%
Gross Profit by Segment
Transportation Solutions	$8,414	$63,112	$(54,698)	(86.7%)
Parts & Services	10,589	13,334	(2,745)	(20.6%)
Total	$19,003	$76,446	$(57,443)	(75.1%)
TS segment gross profit was $8.4 million for the first quarter of 2025 compared to $63.1 million for the first quarter of 2024. Gross profit, prior to the elimination of intersegment sales, as a percentage of net sales, was 2.4% in the first quarter of 2025 compared to 13.4% in the comparative 2024 period. The overall decrease in gross profit from the prior year period was primarily driven by a decrease in new trailer shipments with our dry van products accounting for approximately $44.5 million of the decrease in gross profit.
P&S segment gross profit was $10.6 million for the first quarter of 2025 compared to $13.3 million for the first quarter of 2024. Gross profit, prior to the elimination of intersegment sales, as a percentage of net sales, was 20.4% in the first quarter of 2025 compared to 27.1% in the 2024 period. The overall decrease in gross profit was primarily related to the increase in depreciation and other overheads, whose growth outpaced the increase in costs associated with higher sales.
General and Administrative Expenses
General and administrative expenses for the first quarter of 2025 decreased $341.4 million, or 930.8%, from the prior year period. The decrease from the prior year period was driven by the impacts of the Product Liability Matter, partially offset by an increase of $3.4 million in employee-related costs, including benefits and incentive programs. As a percentage of net sales, general and administrative expenses were (80.0)% for the first quarter of 2025 compared to 7.1% for the first quarter of 2024. The overall decrease in general and administrative expenses as a percentage of net sales was primarily attributable to the impacts of the Product Liability Matter in the first quarter.
Selling Expenses
Selling expenses were $6.4 million in the first quarter of 2025, a decrease of $0.7 million, or 9.4%, compared to the prior year period. The decrease was primarily attributable to a decrease in employee costs related to benefits and incentive programs of approximately $0.4 million. As a percentage of net sales, selling expenses were 1.7% for the first quarter of 2025 compared to 1.4% for the first quarter of 2024. The increase in selling expenses as a percentage of net sales was due in part to lower overall sales.
Amortization of Intangibles
Amortization of intangibles was $2.8 million during the first quarter of 2025 compared to $3.2 million in the prior year period. Amortization of intangibles was the result of expenses recognized for intangible assets recorded from previous acquisitions. The decrease from the prior year period is related to continued amortization of certain intangible assets recorded upon the acquisition of Supreme in September 2017.
Other Income (Expense)
Interest expense totaled $5.0 million during the first quarter of 2025 and $5.0 million during the first quarter of 2024. Interest expense relates to interest and non-cash accretion charges on our Senior Notes due 2028 and Revolving Credit Agreement.
Other, net for the first quarter of 2025 represented income of $1.6 million as compared to income of $1.6 million for the prior year period. Income for the current and prior year periods primarily relate to interest income.
Income Taxes
We recognized an income tax expense of $78.1 million in the first quarter of 2025 compared to income tax expense of $6.4 million for the same period in the prior year. The effective tax rate for this period was 25.3% compared to a rate of 26.0% for the same period in the prior year. The effective tax rate for both the first quarter of 2025 and the third quarter of 2024 differs from the U.S. Federal statutory rate of 21% primarily due to the impact of state taxes.

Liquidity and Capital Resources
Capital Structure
Our capital structure is comprised of a mix of debt and equity. As of March 31, 2025, our debt-to-equity ratio was approximately 1.0:1.0. Our long-term objective is to generate operating cash flows sufficient to support the growth within our businesses and increase shareholder value. This objective will be achieved through a balanced capital allocation strategy of sustaining strong liquidity, maintaining healthy leverage ratios, investing in the business, both organically and strategically, and returning capital to our shareholders. The Board of Directors has designated a Finance Committee for the primary purpose of assisting the Board in its oversight of the Company’s capital structure, financing, investment, and other financial matters of importance to the Company.
During the first three months of 2025, in keeping with this balanced approach, we paid dividends of approximately $3.9 million and repurchased shares under our Board approved share repurchase program totaling $13.7 million (inclusive of excise tax). Our Revolving Credit Agreement has total revolving commitments of $350.0 million and a maturity date of September 2027, which is the nearest maturity date of our long-term debt. As of March 31, 2025, there was $20.0 million outstanding under the Revolving Credit Agreement. Collectively, these actions demonstrate our confidence in the financial outlook of the Company and our ability to generate cash flow, both near and long term, and reinforce our overall commitment to deliver shareholder value while maintaining the flexibility to continue to execute our strategic plan for profitable growth and diversification.
Our liquidity position, defined as cash on hand and available borrowing capacity under the Revolving Credit Agreement, amounted to $310.0 million as of March 31, 2025, a decrease of 20% compared to $389.0 million as of March 31, 2024 and a decrease of 27% from $421.9 million as of December 31, 2024. The decreases as of March 31, 2025 compared to both December 31, 2024 and March 31, 2024 were primarily attributable to lower available capacities on the Revolving Credit Agreement and lower cash balances as of December 31, 2024 and March 31, 2025. For the remainder of 2025, we expect to continue our commitment to fund our working capital requirements, capital expenditures, and our Trailers as a Service (TAAS)SM initiative from operations or available borrowing capacity under the Revolving Credit Agreement (as needed). We will continue to maintain our assets to react to any economic and/or industry changes, while also responsibly returning capital to our shareholders. We will continue to move rapidly to adjust to the current environment, including to the softening of demand for certain of our products, to preserve the strength of our balance sheet, while prioritizing the safety of our employees and ensuring the liquidity and financial well-being of the Company.
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
The Indenture contains customary events of default, including payment defaults, breaches of covenants, failure to pay certain judgments and certain events of bankruptcy, insolvency and reorganization. If an event of default occurs and is continuing, the principal amount of the Senior Notes, plus accrued and unpaid interest, if any, may be declared immediately due and payable. These amounts automatically become due and payable if an event of default relating to certain events of bankruptcy, insolvency or reorganization occurs. As of March 31, 2025, we were in compliance with all covenants.
Contractual coupon interest expense and accretion of fees for the Senior Notes for each three-month period ended March 31, 2025 and 2024 was $4.5 million and $0.2 million, respectively. Contractual coupon interest expense and accretion of fees for the Senior Notes are included in Interest expense in the Company’s Condensed Consolidated Statements of Operations.
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
The Revolving Credit Agreement contains customary covenants limiting our ability and certain of our subsidiaries to, among other things, pay cash dividends, incur debt or liens, redeem or repurchase stock, enter into transactions with affiliates, merge, dissolve, repay subordinated indebtedness, make investments and dispose of assets. In addition, we will be required to maintain a minimum fixed charge coverage ratio of not less than 1.0 to 1.0 as of the end of any period of 12 fiscal months when excess availability under the Revolving Credit Agreement is less than the greater of (a) 10.0% of the lesser of (i) the total revolving commitments and (ii) the borrowing base (such lesser amount, the “Line Cap”) and (b) $25 million. As of March 31, 2025, we were in compliance with all covenants.
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
Our liquidity position, defined as cash on hand and available borrowing capacity on the Revolving Credit Agreement, amounted to $310.0 million as of March 31, 2025 and $421.9 million as of December 31, 2024.

During the three-month period ended March 31, 2025, we had payments of principal totaling $0.4 million and borrowings of principal totaling $20.4 million under the Revolving Credit Agreement. As of March 31, 2025, there was $20.0 million outstanding under the Revolving Credit Agreement.
During the three-month period ended March 31, 2024, we had payments of principal totaling $0.2 million and borrowings of principal totaling $0.2 million under the Revolving Credit Agreement. As of March 31, 2024, there were no amounts outstanding under the Revolving Credit Agreement.
Interest expense under the Revolving Credit Agreement for each three-month period ended March 31, 2025 and 2024 was approximately $0.3 million and $0.2 million, respectively. Interest expense under the Revolving Credit Agreement is included in Interest expense in the Company’s Condensed Consolidated Statements of Operations.
Cash Flows
Cash used in operating activities for the first three months of 2025 totaled $0.3 million, compared to using $17.4 million during the same period in 2024. Cash used in operations during the current year period was the result of net income adjusted for a large non-cash reduction in legal matter expenses. Changes in key working capital accounts for 2025 and 2024 are summarized below (in thousands):

	Three Months Ended March 31,
	2025	2024	Change
Source (Use) of cash:
Accounts receivable	$(27,747)	$(64,690)	$36,943
Inventories	(19,823)	(10,916)	(8,907)
Accounts payable and accrued liabilities	73,227	22,203	51,024
Net source (use) of cash	$25,657	$(53,403)	$79,060
Accounts receivable increased $27.7 million in the first three months of 2025 as compared to a $64.7 million increase in the prior year period. Days sales outstanding, a measure of working capital efficiency that measures the amount of time a receivable is outstanding, was 41 days and 43 days for the three months ended March 31, 2025 and 2024, respectively. The increase in accounts receivable during the first three months of 2025 compared to 2024 was primarily due to the timing of shipments and receipt of customer payments. Inventory increased by $19.8 million during the first three months of 2025, compared to an increase of $10.9 million in the 2024 period. Our inventory turns, a commonly used measure of working capital efficiency that measures how quickly inventory turns per year, was approximately 6 times in the three months ended March 31, 2025, a decrease of 1 time from the 2024 period. The increase in inventory for the 2025 period was primarily attributable to higher raw material inventory and lower production and shipments in compared to the 2024 period. Accounts payable and accrued liabilities increased by $73.2 million during the first three months of 2025 compared to an increase of $22.2 million for the same period in 2024. Days payable outstanding, a measure of working capital efficiency that measures the amount of time a payable is outstanding, was 53 days for the three months ended March 31, 2025 compared to 43 days for the three months ended March 31, 2024.
Investing activities used $33.8 million during the first three months of 2025, as compared to using $19.2 million during the same period in 2024. Investing activities for the first three months of 2025 related to capital expenditures for property, plant, and equipment of $8.7 million, $20.1 million for revenue generating assets and an additional $3.4 million for a note receivable issued to an unconsolidated entity. Investing activities for the first three months of 2024 related to capital expenditures for property, plant, and equipment of $19.2 million.
Financing activities used $0.4 million during the first three months of 2025 as compared to using $26.9 million during the same period in 2024. Net cash used by financing activities during the current year period primarily relates to common stock repurchases and withholdings of $16.5 million and cash dividend payments of $3.9 million offset by net borrowings under our Revolving Credit Agreement of $20.0 million. Net cash used by financing activities during the first three months of 2024 primarily related to common stock repurchases and withholdings of $22.1 million and cash dividend payments to our shareholders of $4.2 million. In addition, borrowings under our Credit Agreement totaled $0.2 million, fully offset by principal, interest, and unused fee payments made under our Credit Agreement of $0.2 million.
As of March 31, 2025, our liquidity position, defined as cash on hand and available borrowing capacity under our Revolving Credit Agreement, amounted to $310.0 million. This represents a decrease of $79.0 million, or 20%, compared to March 31, 2024, and a decrease of $111.8 million, or 27%, compared to December 31, 2024. The decreases in liquidity as of March 31, 2025, compared to both March 31, 2024, and December 31, 2024, was primarily attributable to a lower available capacity on the Revolving Credit Agreement and a lower cash balance. Total debt obligations amounted to $420.0 million as of March 31, 2025.

For the remainder of 2025, we expect to continue our commitment to fund our working capital requirements, capital expenditures, and our Trailers as a Service (TAAS)SM initiative from operations or available borrowing capacity under the Revolving Credit Agreement (as needed). We will continue to maintain our assets, to react to any key economic and/or industry changes, while also responsibly returning capital to our shareholders. We will continue to move rapidly to adjust to the current environment, including to the softening of demand for certain of our products, to preserve the strength of our balance sheet, while prioritizing the safety of our employees and ensuring the liquidity and financial well-being of the Company.
Capital Expenditures
Capital spending related to property, plant, and equipment amounted to approximately $8.7 million for the first three months of 2025. In addition, there were $20.1 million in expenditures for revenue generating assets for the first three months of 2025.
We believe our capital expenditures for 2025 related to property, plant, and equipment will be in the range of $50 to $60 million. Capital spending and expenditures for revenue generating assets for 2025 are being evaluated to ensure that future investments align with market conditions and opportunities.
Goodwill
We considered whether there were any indicators of impairment during the three months ended March 31, 2025 and concluded there were none.
Contractual Obligations and Commercial Commitments
A summary of payments of our contractual obligations and commercial commitments, both on and off balance sheet, as of March 31, 2025 are as follows (in thousands):

	2025	2026	2027	2028	2029	Thereafter	Total
Debt:
Revolving Credit Agreement (due 2027)	$—	$—	$20,000	$—	$—	$—	$20,000
Senior Notes (due 2028)	—	—	—	400,000	—	—	400,000
Interest payments on Revolving Credit Agreement and Senior Notes due 2028[1]	18,855	19,140	18,827	18,000	—	—	74,822
Total debt	18,855	19,140	38,827	418,000	—	—	494,822
Other:
Operating Leases	10,449	12,939	7,994	4,196	2,666	1,426	39,670
Total other	10,449	12,939	7,994	4,196	2,666	1,426	39,670
Other commercial commitments:
Letters of Credit	4,940	—	—	—	—	—	4,940
Raw Material Purchase Commitments	12,300	—	—	—	—	—	12,300
Chassis Agreements and Programs	94,132	—	—	—	—	—	94,132
Total other commercial commitments	111,372	—	—	—	—	—	111,372
Total obligations	$140,676	$32,079	$46,821	$422,196	$2,666	$1,426	$645,864
1 Future interest payments on variable rate long-term debt are estimated based on the rate in effect as of March 31, 2025, and only include interest payments (not unused line fees).
Borrowings under the Revolving Credit Agreement bear interest at a variable rate based on the Secured Overnight Financing Rate (“SOFR”) or a base rate determined by the lender’s prime rate plus an applicable margin, as defined in the agreement. Any outstanding borrowings under the Revolving Credit Agreement bear interest at a rate, at our election, equal to (i) adjusted term SOFR plus a margin ranging from 1.25% to 1.75% or (ii) a base rate plus a margin ranging from 0.25% to 0.75%, in each case depending upon the monthly average excess availability under the Revolving Credit Agreement. We are required to pay a monthly unused line fee equal to 0.20% times the average daily unused availability along with other customary fees and expenses of our agent and lenders. During the three-month period ended March 31, 2025, we had payments of principal totaling $0.4 million and borrowings of principal totaling $20.4 million under the Revolving Credit Agreement. As of March 31, 2025, there was $20.0 million outstanding under the Revolving Credit Agreement.
The Senior Notes due 2028 bear interest at the rate of 4.5% per annum from the date of issuance, payable semi-annually on April 15 and October 15.
Operating leases represent the total future minimum lease payments that have commenced. As of March 31, 2025, obligations related to operating leases that we have executed but have not yet commenced were nominal.
We have standby letters of credit totaling $4.9 million issued in connection with workers compensation claims and surety bonds.

We have $12.3 million in purchase commitments through December 2025 for various raw material commodities, including aluminum, polyethylene and nickel as well as other raw material components which are within normal production requirements.
We obtain vehicle chassis for our specialized vehicle products directly from the chassis manufacturers under converter pool agreements. Chassis are obtained from the manufacturers based on orders from customers, and to a lesser extent, for unallocated orders. Although each manufacturer’s agreement has different terms and conditions, the agreements generally state that the manufacturer will provide a supply of chassis to be maintained from time to time at our various facilities with the condition that we will store such chassis and will not move, sell, or otherwise dispose of such chassis except under the terms of the agreement. The manufacturer transfers the chassis to us on a “restricted basis,” retaining the sole authority to authorize commencement of work on the chassis and to make certain other decisions with respect to the chassis including the terms and pricing of sales of the chassis to the manufacturer’s dealers. The manufacturer also does not transfer the certificate of origin to us nor permit us to sell or transfer the chassis to anyone other than the manufacturer (for ultimate resale to a dealer). Although we are party to related finance agreements with manufacturers, we have not historically settled, nor expect to in the future settle, any related obligations in cash. Instead, the obligation is settled by the manufacturer upon reassignment of the chassis to an accepted dealer, and the dealer is invoiced for the chassis by the manufacturer. Accordingly, as of March 31, 2025 our outstanding chassis converter pool with the manufacturer totaled $91.9 million and we have included this financing agreement on our Condensed Consolidated Balance Sheets within Prepaid expenses and other and Other accrued liabilities. All other chassis programs are handled as consigned inventory belonging to the manufacturer and totaled approximately $3.1 million. Under these agreements, if the chassis is not delivered to a customer within a specified time frame, we are required to pay a finance or storage charge on the chassis. Additionally, we receive finance support funds from manufacturers when the chassis are assigned into our chassis pool. Typically, chassis are converted and delivered to customers within 90 days of our receipt of the chassis.
Backlog
Orders that have been confirmed by customers in writing and have defined delivery timeframes are included in our backlog. Orders that comprise our backlog may be subject to changes in quantities, delivery, specifications, terms, or cancellation. The following table presents backlog information as of March 31, 2025, December 31, 2024, and March 31, 2024 (in millions):

	March 31, 2025	December 31, 2024	Change	March 31, 2025	March 31, 2024	Change
12-month backlog	$841	$813	3%	$841	$1,507	(44)%
Total backlog	$1,224	$1,169	5%	$1,224	$1,803	(32)%
The increase in rolling 12-month backlog and total backlog from December 31, 2024 is primarily attributable to new orders during the first three months of 2024 outpacing the fulfillment of orders. The decrease in rolling 12-month backlog and total backlog from March 31, 2024 is primarily related to the softened new trailer and truck body demand stemming from uncertainty in the 2025 markets.
We continue to believe that our long-term relationship agreements with certain strategic customers will provide a good base of backlog for years to come. Refer to the “Outlook” section below for additional details related to industry and market conditions.
Outlook
The trailer industry generally follows the transportation industry’s cycles. According to ACT Research Company (“ACT”), total United States trailer production in 2024 was approximately 237,000 trailers, a 26.9% decrease from 2023. There remains uncertainty in the industry, including but not limited to overall economic conditions and softening of demand for certain of our products, which is reflected in market outlooks. Current estimates from ACT and FTR Associations (“FTR”) for 2025 United States trailer production are 204,000 and 217,000, respectively, representing a 13.9% and 5.7% decrease, respectively compared to 2024.
ACT is forecasting annual new trailer production levels for 2026, 2027, 2028, 2029, and 2030 of approximately 245,000, 298,000, 308,000, 290,000, and 299,000, respectively. In addition, FTR is forecasting annual new trailer production levels of 264,000 and 297,000 for 2026 and 2027, respectively. These estimates are generally consistent with historical trailer industry production levels. However, overall economic uncertainty and softening demand in the industry for certain of our products could continue to impact these estimates. This uncertainty and softening are evident in the ACT and FTR forecasts, particularly for 2025 production. However, we believe that our strategic plan and actions taken over the last several years have positioned us to remain well-suited to adapt to changes in the industry and demand environment due to our strong balance sheet, liquidity profile, and diversification.

Other potential risks we face for the remainder of 2025 primarily relate to our ability to effectively manage our manufacturing operations, including economic uncertainty and the uncertainty caused by recently proposed tariffs and the related disruptions to international trade, and our overall business. In addition, the cost of raw materials, commodities, and components are also potential risks. Significant increases in the cost of certain commodities, raw materials or components, including increases due to the imposition, or proposed imposition, of tariffs have had, and may continue to have, an adverse effect on our results of operations. As has been our practice, we will endeavor to pass raw material and component price increases to our customers in addition to continuing our cost management and hedging activities in an effort to minimize the risk that changes in material costs could have on our operating results. In addition, we rely on a limited number of suppliers for certain key components and raw materials in the manufacturing of our products, including tires, landing gear, axles, suspensions, aluminum extrusions, chassis and specialty steel coil. While we have taken actions to mitigate certain of these risks, which include our previously announced supply agreements at the current and expected demand levels, there may be additional or increased shortages of supplies of raw materials or components which would have an adverse impact on our ability to meet demand for our products. Despite these risks, we believe we are well positioned to capitalize on overall demand when it returns to normalized levels.
For the remainder of 2025, we will continue to adjust to changes in the current environment, preserve the strength of our balance sheet, prioritize the safety of our employees, and ensure the liquidity and financial well-being of the Company. We believe we remain well-positioned for both near-term and long-term success in the transportation, logistics, and distribution industries because: (1) our core customers are among the major participants in the transportation, logistics, and distribution industries; (2) our technology and innovation provide value-added solutions for our customers by reducing operating costs, improving revenue opportunities, and solving unique transportation problems; (3) our Wabash Management System (“WMS”) principles and processes and enterprise-wide lean efforts drive focus on the interconnected processes that are critical for success across our business; (4) our significant brand recognition, presence throughout North America, and the utilization of our extensive dealer network to market and sell our products; and (5) our One Wabash approach to create a consistent, superior experience for all customers who seek our connected solutions in the transportation, logistics, and distribution markets. By continuing to be an innovation leader in the transportation, logistics, and distribution industries we expect to leverage our existing assets and capabilities into higher margin products and markets by delivering connected, value-added customer solutions.
Critical Accounting Policies and Estimates
We have included a summary of our Critical Accounting Policies and Estimates in our Annual Report on Form 10-K for the year ended December 31, 2024. There have been no material changes to the summary provided in that report.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
In addition to the risks inherent in our operations, we have exposure to financial and market risk resulting from volatility in commodity prices, interest rates and foreign exchange rates. The following discussion provides additional detail regarding our exposure to these risks.
Commodity Prices
We are exposed to fluctuation in commodity prices through the purchase of various raw materials that are processed from commodities such as aluminum, steel, lumber, nickel, copper, and polyethylene. Given the historical volatility of certain commodity prices, this exposure can significantly impact product costs. We manage some of our commodity price changes by entering into fixed price contracts with our suppliers and through financial derivatives. To the extent that we are unable to offset the increased commodity costs in our product prices, our results would be materially and adversely affected. As of March 31, 2025, we had $12.3 million in raw material purchase commitments through December 2025 for materials that will be used in the production process, as compared to $15.0 million as of December 31, 2024. We typically do not set prices for our products more than 45-90 days in advance of our commodity purchases and can, subject to competitive market conditions, take into account the cost of the commodity in setting our prices for each order. As of March 31, 2025, a hypothetical ten percent change in commodity prices based on our raw material purchase commitments through December 2025 would result in a corresponding change in cost of goods sold of approximately $1.2 million. This sensitivity analysis does not account for the change in the competitive environment indirectly related to the change in commodity prices and the potential managerial action taken in response to these changes.
Interest Rates
As of March 31, 2025, we had $20.0 million floating rate debt outstanding under our Revolving Credit Agreement. The only other outstanding debt on our Condensed Consolidated Balance Sheets as of March 31, 2025 were the Senior Notes, which carry a fixed interest rate of 4.50%. Based on the current borrowings under our Revolving Credit Agreement, a hypothetical 100 basis-point change in the floating interest rate would result in a $0.2 million corresponding change in the interest expense over a one-year period. This sensitivity analysis does not account for the change in the competitive environment indirectly related to the change in interest rates and the potential managerial action taken in response to these changes.

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
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective as of March 31, 2025.
Changes in Internal Controls over Financial Reporting
There were no changes in the Company’s internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the first quarter of fiscal year 2025 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Part II - OTHER INFORMATION
Item 1. Legal Proceedings
See Item 3 of Part I of our Annual Report on Form 10-K for the year ended December 31, 2024. See also Note 14, “Commitments and Contingencies”, to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report.
Item 1A. Risk Factors
You should carefully consider the risks described below and in our Annual Report on Form 10-K for the year ended December 31, 2024 including those under the heading “Risk Factors” appearing in Item 1A of Part I of the Form 10-K and other information contained in this Quarterly Report before investing in our securities. Realization of any of these risks could have a material adverse effect on our business, financial condition, cash flows, and results of operations.
We are currently involved in a product liability action and the unfavorable jury verdict could have a material adverse effect on our financial condition, results of operations, cash flows and business.
On October 6, 2020, the Company was named as a co-defendant in a lawsuit, Eileen Williams, Elizabeth Perkins, et al. v. Wabash National Corporation, et al., filed in the Circuit Court of the City of St. Louis, Missouri (the “Product Liability Matter”). The case related to a 2019 motor vehicle accident in which a passenger vehicle with an unobstructed view struck the back of a nearly stopped 2004 Wabash trailer that was operated by co-defendant GDS Express Inc. at the time of the accident. On September 5, 2024, a jury awarded compensatory damages of $12 million and punitive damages of $450 million against the Company in the Product Liability Matter. On November 22, 2024, applying an offset related to the plaintiff’s settlement with a separate defendant, the Circuit Court entered judgment in the Product Liability Matter consisting of compensatory damages of $11.5 million and punitive damages of $450 million. On March 20, 2025, the Circuit Court determined that the punitive damage award in the Product Liability Matter did not comport with the Company’s constitutional rights. Accordingly, the Circuit Court ordered the punitive damages award reduced to $108 million with the compensatory damages award remaining at $11.5 million (collectively, the “Adjusted Award”). The Company has filed a notice of appeal.
If we are unable to further reduce the Adjusted Award through successful appeal, the Award could materially and adversely affect the Company’s financial condition, results of operations, cash flows and business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Our Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Amount That May Yet Be Purchased Under the Plans or Programs ($ in millions)
January 1 - 31, 2025	272,675	$16.25	272,670	$119.7
February 1 - 28, 2025	596,225	$12.69	368,467	$114.9
March 1 - 31, 2025	392,627	$11.22	392,627	$110.5
Total	1,261,527	$13.00	1,033,764	$110.5
On February 15, 2024, the Company announced that the Board of Directors approved the repurchase of an additional $150 million in shares of common stock over a three-year period. This authorization was an increase to the previous $150 million repurchase program approved in August 2021 and the previous $100 million repurchase programs approved in November 2018, February 2017, and February 2016. The repurchase program is set to expire in February 2027. For the quarter ended March 31, 2025, we repurchased 1,033,764 shares pursuant to our repurchase program. Additionally, during this period there were 227,763 shares repurchased to cover minimum employee tax withholding obligations upon the vesting of restricted stock awards.
Item 5. Other Information
(c)
During the first quarter of 2025, none of our directors or executive officers adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408(a) of Regulation S-K).
Item 6. Exhibits

(a)	Exhibits
	31.1	Certification of Principal Executive Officer
	31.2	Certification of Principal Financial Officer
	32.1	Written Statement of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)
101
The following materials from Wabash National Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 are filed herewith, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at March 31, 2025 and December 31, 2024, (ii) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2025 and 2024, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2025 and 2024, (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2025 and 2024, (v) the Condensed Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2025 and 2024, (vi) Notes to Condensed Consolidated Financial Statements and (iv) the information included in Part II, Item 5(c). The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

	104	Cover Page Interactive Data File (formatting as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WABASH NATIONAL CORPORATION

Date: April 30, 2025	By:	/s/ Patrick Keslin
Patrick Keslin
Senior Vice President and Chief Financial Officer (Principal Financial Officer)