Form 10-Q
period 2025-06-30
WABASH NATIONAL Corp
filed 2025-07-25
CIK 879526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of common stock outstanding at July 18, 2025 was 40,938,223.

WABASH NATIONAL CORPORATION
FORM 10-Q

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements
WABASH NATIONAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	June 30, 2025	December 31, 2024
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$57,423	$115,484
Accounts receivable, net	189,729	143,946
Inventories, net	252,454	258,825
Prepaid expenses and other	124,315	76,233
Total current assets	623,921	594,488
Property, plant, and equipment, net	327,905	339,247
Goodwill	196,650	188,441
Deferred income taxes	8,124	94,873
Intangible assets, net	68,866	74,445
Investment in unconsolidated entities	7,250	7,250
Other assets	143,318	112,785
Total assets	$1,376,034	$1,411,529
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$—	$—
Accounts payable	178,385	146,738
Other accrued liabilities	194,006	161,671
Total current liabilities	372,391	308,409
Long-term debt	437,493	397,142
Other non-current liabilities	179,696	516,152
Total liabilities	989,580	1,221,703
Commitments and contingencies
Noncontrolling interest	1,237	996
Wabash National Corporation stockholders’ equity:
Common stock 200,000,000 shares authorized, $0.01 par value, 41,089,374 and 42,882,308 shares outstanding, respectively	787	781
Additional paid-in capital	694,843	689,216
Retained earnings	320,288	105,633
Accumulated other comprehensive loss	(202)	(3,229)
Treasury stock at cost, 37,601,698 and 35,253,489 common shares, respectively	(630,499)	(603,571)
Total Wabash National Corporation stockholders' equity	385,217	188,830
Total liabilities, noncontrolling interest, and equity	$1,376,034	$1,411,529

The accompanying notes are an integral part of these Condensed Consolidated Statements.

WABASH NATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited – dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net sales	$458,816	$550,610	$839,706	$1,065,886
Cost of sales	417,416	460,952	779,303	899,782
Gross profit	41,400	89,658	60,403	166,104
General and administrative expenses	37,009	33,969	(267,676)	70,642
Selling expenses	6,339	7,936	12,718	14,978
Amortization of intangible assets	2,789	2,993	5,578	6,149
Impairment and other, net	14	997	(17)	997
(Loss) income from operations	(4,751)	43,763	309,800	73,338
Other income (expense):
Interest expense	(5,308)	(4,948)	(10,334)	(9,936)
Other, net	(33)	1,572	1,581	3,181
Other expense, net	(5,341)	(3,376)	(8,753)	(6,755)
Loss from unconsolidated entity	(2,203)	(1,415)	(4,045)	(2,901)
(Loss) income before income tax expense	(12,295)	38,972	297,002	63,682
Income tax (benefit) expense	(2,692)	9,768	75,409	16,191
Net (loss) income	(9,603)	29,204	221,593	47,491
Net (loss) income attributable to noncontrolling interest	(14)	246	241	366
Net (loss) income attributable to common stockholders	$(9,589)	$28,958	$221,352	$47,125

Net (loss) income attributable to common stockholders per share:
Basic	$(0.23)	$0.65	$5.24	$1.04
Diluted	$(0.23)	$0.64	$5.21	$1.03
Weighted average common shares outstanding (in thousands):
Basic	41,753	44,896	42,231	45,139
Diluted	41,753	45,365	42,458	45,751

Dividends declared per share	$0.08	$0.08	$0.16	$0.16

The accompanying notes are an integral part of these Condensed Consolidated Statements.

WABASH NATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited – dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net (loss) income	$(9,603)	$29,204	$221,593	$47,491
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	1,180	(1,192)	1,347	(1,008)
Unrealized gain (loss) on derivative instruments	1,068	(941)	1,680	(665)
Total other comprehensive income (loss)	2,248	(2,133)	3,027	(1,673)
Comprehensive (loss) income	(7,355)	27,071	224,620	45,818
Comprehensive (loss) income attributable to noncontrolling interest	(14)	246	241	366
Comprehensive (loss) income attributable to common stockholders	$(7,341)	$26,825	$224,379	$45,452

The accompanying notes are an integral part of these Condensed Consolidated Statements.

WABASH NATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited – dollars in thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities
Net income	$221,593	$47,491
Adjustments to reconcile net income to net cash used in operating activities
Depreciation	23,524	20,306
Amortization of intangibles	5,578	6,149
Net loss on sale of property, plant and equipment	21	—
Deferred income taxes	86,749	(3,763)
Stock-based compensation	5,623	6,618
Non-cash interest expense	494	478
Loss from unconsolidated entity	4,045	2,901
Impairment	(20)	—
Accounts receivable	(45,783)	(60,258)
Inventories	6,371	(5,291)
Prepaid expenses and other	(18,767)	995
Accounts payable and accrued liabilities	40,079	(25,292)
Other, net	(345,613)	3,278
Net cash used in operating activities	(16,106)	(6,388)
Cash flows from investing activities
Cash payments for capital expenditures	(14,925)	(36,288)
Expenditures for revenue generating assets	(20,885)	—
Proceeds from the sale of assets	40	—
Acquisition, net of cash acquired	(1,666)	—
Notes receivable issued to unconsolidated entity	(10,350)	(7,100)
Net cash used in investing activities	(47,786)	(43,388)
Cash flows from financing activities
Proceeds from exercise of stock options	11	7
Dividends paid	(7,251)	(7,775)
Borrowings under revolving credit facilities	40,904	431
Payments under revolving credit facilities	(904)	(431)
Debt issuance costs paid	(1)	(5)
Stock repurchases	(26,928)	(43,834)
Distribution to noncontrolling interest	—	(603)
Net cash provided by (used in) financing activities	5,831	(52,210)
Cash and cash equivalents:
Net decrease in cash and cash equivalents	(58,061)	(101,986)
Cash and cash equivalents at beginning of period	115,484	179,271
Cash and cash equivalents at end of period	$57,423	$77,285
Supplemental disclosures of cash flow information:
Cash paid for interest	$9,666	$9,394
Net cash paid for income taxes	$174	$23,664
Period end balance of payables for property, plant, and equipment	$2,501	$5,474
The accompanying notes are an integral part of these Condensed Consolidated Statements.

WABASH NATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited – dollars in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	Shares	Amount
Balances at December 31, 2024	42,882,308	$781	$689,216	$105,633	$(3,229)	$(603,571)	$188,830
Net income attributable to common stockholders for the period				230,941			230,941
Foreign currency translation					167		167
Stock-based compensation	298,701	5	3,244				3,249
Stock repurchases	(1,033,764)					(16,504)	(16,504)
Common stock dividends				(3,465)			(3,465)
Unrealized gain on derivative instruments, net of tax					612		612
Common stock issued in connection with:
Stock option exercises	750		11				11
Balances at March 31, 2025	42,147,995	$786	$692,471	$333,109	$(2,450)	$(620,075)	$403,841
Net loss attributable to common stockholders for the period				(9,589)			(9,589)
Foreign currency translation					1,180		1,180
Stock-based compensation	26,868	1	2,372			(12)	2,361
Stock repurchases	(1,085,489)					(10,412)	(10,412)
Common stock dividends				(3,232)			(3,232)
Unrealized gain on derivative instruments, net of tax					1,068		1,068
Balances at June 30, 2025	41,089,374	$787	$694,843	$320,288	$(202)	$(630,499)	$385,217
The accompanying notes are an integral part of these Condensed Consolidated Statements.

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	Shares	Amount
Balances at December 31, 2023	45,393,260	$774	$677,886	$403,923	$(428)	$(532,659)	$549,496
Net income attributable to common stockholders for the period				18,167			18,167
Foreign currency translation					184		184
Stock-based compensation	334,955	6	3,240				3,246
Stock repurchases	(589,144)					(22,138)	(22,138)
Common stock dividends				(3,152)			(3,152)
Unrealized gain on derivative instruments, net of tax					276		276
Common stock issued in connection with:
Stock option exercises	500		7				7
Balances at March 31, 2024	45,139,571	$780	$681,133	$418,938	$32	$(554,797)	$546,086
Net income attributable to common stockholders for the period				28,958			28,958
Foreign currency translation					(1,192)		(1,192)
Stock-based compensation	21,500	1	3,371				3,372
Stock repurchases	(935,856)					(21,696)	(21,696)
Common stock dividends				(4,162)			(4,162)
Unrealized loss on derivative instruments, net of tax					(941)		(941)
Balances at June 30, 2024	44,225,215	$781	$684,504	$443,734	$(2,101)	$(576,493)	$550,425
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
On February 3, 2025, the Company acquired substantially all of the assets and certain of the liabilities of TrailerHawk.ai, LLC, a Delaware limited liability company (“Trailerhawk”), from Loadsmith Holding Corporation for an initial purchase price of $2.5 million less an allowance of $0.8 million for 2025 development activities, plus the release of $3.0 million and accrued interest of $0.1 million on convertible promissory notes, and contingent consideration related to the earnout liability as described below. Trailerhawk is an innovation leader leveraging artificial intelligence and telematics to create digital solutions that allow customers to protect trailer and cargo through the logistics chain. This investment is synergistic with our recurring revenue initiatives, particularly for our Linq Venture Holdings, LLC and Trailers as a Service (TaaS)SM offerings. Trailerhawk is included within the Parts and Services reportable segment. The acquisition agreement includes a purchase price adjustment clause that provides for the possibility of additional earnout payments of up to $15.0 million over a period of seven years after the closing date of the transaction based on certain profitability metrics as a percentage of revenue for each of the subsequent seven years from the acquisition.
The initial accounting for the business combination is incomplete due to the pending finalization of the valuation of certain tangible assets, intangible assets and the earnout liability. Consequently, provisional amounts for these assets and liabilities have been recorded based on the information currently available. The provisional amounts are as follows: Identifiable intangible assets $9.1 million, other assets $0.3 million, and earnout liability $4.7 million. The provisional amounts are subject to change as additional information becomes available and as the valuation studies are finalized. The primary areas of uncertainty include the fair values of identifiable intangible assets and earnout liabilities. During the measurement period, the Company will adjust the provisional amounts retrospectively to reflect any new information obtained about facts and circumstances that existed as of the acquisition date. Any such adjustments will be recognized in the reporting period in which the adjustment amounts are determined. Any significant measurement period adjustments will be disclosed in subsequent financial statements, including the impact on the statement of operations and balance sheet. As of June 30, 2025, the Company recognized $8.2 million of Goodwill due to the acquisition of Trailerhawk. The Goodwill from this transaction is deductible for tax purposes.

5. GOODWILL & OTHER INTANGIBLE ASSETS
As further described in Note 19, the Company has established two operating and reportable segments: Transportation Solutions (“TS”) and Parts & Services (“P&S”). These operating and reportable segments have also been determined to be the applicable reporting units for purposes of goodwill assignment and evaluation. As of June 30, 2025, goodwill allocated to the TS and P&S segments was approximately $120.5 million and $76.1 million, respectively.

The changes in the carrying amounts of goodwill from December 31, 2023 through the six-month period ended June 30, 2025 were as follows (in thousands):

	Transportation Solutions	Parts & Services	Total
Balance at December 31, 2023
Goodwill	$188,743	$108,066	$296,809
Accumulated impairment losses	(68,257)	(40,143)	(108,400)
Net balance as of December 31, 2023	120,486	67,923	188,409
Effects of foreign currency	20	12	32
Balance at December 31, 2024
Goodwill	188,763	108,078	296,841
Accumulated impairment losses	(68,257)	(40,143)	(108,400)
Net balance as of December 31, 2024	120,506	67,935	188,441
Acquisition of Trailerhawk AI, LLC	—	8,220	8,220
Effects of foreign currency	—	1	1
Balance at March 31, 2025
Goodwill	188,763	116,299	305,062
Accumulated impairment losses	(68,257)	(40,143)	(108,400)
Net balance as of March 31, 2025	120,506	76,156	196,662
Effects of foreign currency	(2)	(10)	(12)
Balance at June 30, 2025
Goodwill	188,761	116,289	305,050
Accumulated impairment losses	(68,257)	(40,143)	(108,400)
Net balance as of June 30, 2025	$120,504	$76,146	$196,650

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
Linq Venture Holdings LLC
During the fourth quarter of 2023, the Company continued to unify and expand its parts and services capabilities and ecosystem by executing an agreement with a partner to create Linq Venture Holdings LLC, (“Linq”). Linq aims to develop and scale a digital marketplace for the transportation and logistics distribution industry. It intends to serve as the digital channel for marketing Wabash equipment and parts & services, as well as non-Wabash parts & services, in a digital marketplace format to end-customers as well as dealers.
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
As part of Linq’s formation, the Company executed a credit agreement with Linq, providing a $10 million revolving line of credit (the “Wabash Note”) with a 7% simple accrued interest rate, paid quarterly. During the fourth quarter of 2024, an additional $15 million Wabash Note was approved by the Board of Directors, increasing the revolving line of credit to $25 million. The commitment under the Wabash Note may be increased to $35 million subject to the approval of the Board of Directors as stipulated in the operating agreement. In the six-month period ended June 30, 2025, $10.4 million was borrowed under the Wabash Notes and as of June 30, 2025, there was $21.5 million outstanding. As of and through the six-month period ended June 30, 2024, there was $5.6 million borrowed under the Wabash Note. Interest income resulting from the Wabash Notes for the three- and six-month periods ended June 30, 2025 was $0.3 million and $0.5 million, respectively. Interest income from the Wabash Notes for both of the three- and six-month periods ended June 30, 2024 was $0.1 million. Interest income under the Wabash Notes is included in Other, net in the Company’s Condensed Consolidated Statements of Operations. The Company does not provide financial or other support to Linq that it was not contractually obligated to provide.
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
The following table is a rollforward of activities related to the Company’s equity method investment (in thousands):

	2025	2024
Balance at January 1	$—	$1,647
Loss from unconsolidated entity	(1,842)	(1,486)
Equity deficit applied to note (1)	1,842	—
Balance at March 31	—	161
Loss from unconsolidated entity	(2,203)	(1,415)
Equity deficit applied to note (1)	2,203	1,254
Balance at June 30	$—	$—

(1) As the Company is not required to advance additional funds to Linq, excess losses beyond its initial investment have been recorded against the basis of its other investments in Linq, which is comprised of the loan receivable for amounts borrowed under the Wabash Notes.
Wabash Parts LLC
During the second quarter of 2022, the Company unified and expanded its parts and distribution capabilities by executing an agreement with a partner to create Wabash Parts LLC, (“WP”) to operate a parts and services distribution platform. The Company holds 50% ownership in WP while its partner holds the remaining 50%. Initial capital contributions were insignificant. WP has no debt or other financial obligations other than typical operating expenses and costs. Creditors of WP do not have recourse to the general credit of the Company. The operating agreement requires excess cash distributions, as defined in the agreement, no later than 30 days after the end of the second and fourth quarters of each year in proportion to the respective ownership interests.

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
Because the entity does not have sufficient equity at risk to permit it to carry on its activities without additional financial support, the Company concluded that WP is a VIE. The Company has the power to direct the activities of WP through majority representation on the Board of Directors as well as control related to the management and overall strategic direction of the entity. In addition, the Company has the obligation to absorb the benefits and losses of WP that could potentially be significant to the entity. The Company also has a requirement to provide funding to the entity if needed. Given the facts and circumstances specific to WP, the Company concluded that it is the primary beneficiary and, as such, is required to consolidate the entity. WP’s results of operations are included in the Parts & Services operating and reportable segment. Through June 30, 2025, the Company did not provide financial or other support to this VIE that it was not contractually obligated to provide. As of June 30, 2025, the Company does not have any obligations to provide financial support to WP.
The following table presents the assets and liabilities of the WP VIE consolidated on the Company’s Condensed Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$5,190	$4,131
Accounts receivable, net	2,461	2,013
Inventories, net	2	30
Prepaid expenses and other	18	7
Total current assets	7,671	6,181
Other assets	358	277
Total assets	$8,029	$6,458
Liabilities
Current liabilities:
Accounts payable	$4,898	$4,437
Other accrued liabilities	16	29
Total current liabilities	4,914	4,466
Total liabilities	$4,914	$4,466

The following table is a rollforward of activities in the Company’s noncontrolling interest (in thousands):

	2025	2024
Balance at January 1	$996	$603
Net income attributable to noncontrolling interest	255	120
Distributions paid to noncontrolling interest	—	(603)
Balance at March 31	1,251	120
Net (loss) income attributable to noncontrolling interest	(14)	246
Balance at June 30	$1,237	$366

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
Additionally, for each contract year of the collaboration during the term, the Company pays fees in the amount of 2% of the investment amount, inclusive of any inflation adjustments and expenses of $0.5 million, subject to equivalent upward inflation adjustment based on the Consumer Price Index, compounded annually.

7. INVENTORIES, NET
Inventories are stated at the lower of cost, determined on either the first-in, first-out or average cost method, or net realizable value. Inventories, net of reserves, consist of the following components (in thousands):

	June 30, 2025	December 31, 2024
Raw materials and components	$141,315	$134,975
Finished goods	89,069	92,662
Work in progress	11,592	15,984
Aftermarket parts	8,183	7,690
Used trailers	2,295	7,514
	$252,454	$258,825

8. PREPAID EXPENSES AND OTHER
Prepaid expenses and other current assets consist of the following (in thousands):

	June 30, 2025	December 31, 2024
Chassis converter pool agreements	$86,549	$57,109
Income tax receivables	22,025	10,269
Insurance premiums & maintenance/subscription agreements	11,065	5,595
Commodity swap contracts	1,952	163
All other	2,724	3,097
	$124,315	$76,233
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

9. DEBT
Long-term debt consists of the following (in thousands):

	June 30, 2025	December 31, 2024
Senior Notes due 2028	$400,000	$400,000
Revolving Credit Agreement	40,000	—
	440,000	400,000
Less: unamortized discount and fees	(2,507)	(2,858)
Less: current portion	—	—
	$437,493	$397,142
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
The Company may redeem some or all of the Senior Notes at redemption prices (expressed as percentages of principal amount) equal to 102.250% currently, 101.125% for the twelve-month period beginning October 15, 2025 and 100.000% beginning on October 15, 2026, plus accrued and unpaid interest to, but not including, the redemption date. Upon the occurrence of a Change of Control (as defined in the Indenture), unless the Company has exercised its optional redemption right in respect of the Senior Notes, the holders of the Senior Notes will have the right to require the Company to repurchase all or a portion of the Senior Notes at a price equal to 101% of the aggregate principal amount of the Senior Notes, plus any accrued and unpaid interest to, but not including, the date of repurchase.
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
The Indenture contains customary events of default, including payment defaults, breaches of covenants, failure to pay certain judgments and certain events of bankruptcy, insolvency and reorganization. If an event of default occurs and is continuing, the principal amount of the Senior Notes, plus accrued and unpaid interest, if any, may be declared immediately due and payable. These amounts automatically become due and payable if an event of default relating to certain events of bankruptcy, insolvency or reorganization occurs. As of June 30, 2025, the Company was in compliance with all covenants.
Contractual coupon interest expense and accretion of fees for the Senior Notes for each three- and six-month period ended June 30, 2025 was $4.5 million and $0.2 million, and $9.0 million and $0.4 million, respectively. Contractual coupon interest expense and accretion of fees for the Senior Notes for each three- and six-month period ended June 30, 2024 was $4.5 million and $0.2 million, and $9.0 million and $0.3 million, respectively. Contractual coupon interest expense and accretion of fees for the Senior Notes are included in Interest expense in the Company’s Condensed Consolidated Statements of Operations.

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
The Revolving Credit Agreement contains customary covenants limiting the ability of the Company and certain of its subsidiaries to, among other things, pay cash dividends, incur debt or liens, redeem or repurchase stock, enter into transactions with affiliates, merge, dissolve, repay subordinated indebtedness, make investments and dispose of assets. In addition, the Company will be required to maintain a minimum fixed charge coverage ratio of not less than 1.0 to 1.0 as of the end of any period of 12 fiscal months when excess availability under the Revolving Credit Agreement is less than the greater of (a) 10.0% of the lesser of (i) the total revolving commitments and (ii) the borrowing base (such lesser amount, the “Line Cap”) and (b) $25 million. As of June 30, 2025, the Company was in compliance with all covenants.
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
The Company’s liquidity position, defined as cash on hand and available borrowing capacity on the Revolving Credit Agreement, amounted to $312.0 million as of June 30, 2025 and $421.9 million as of December 31, 2024.
During the three-month period ended June 30, 2025, the Company had payments of principal totaling $0.5 million and borrowings of principal totaling $20.5 million under the Revolving Credit Agreement. During the six-month period ended June 30, 2025, the Company had payments of principal totaling $0.9 million and borrowings of principal totaling $40.9 million. As of June 30, 2025, there was $40.0 million outstanding under the Revolving Credit Agreement.
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
Interest expense under the Revolving Credit Agreement for each three- and six-month period ended June 30, 2025 was approximately $0.6 million and $0.8 million, respectively. During each three- and six-month period ended June 30, 2024, interest expense was approximately $0.2 million and $0.4 million, respectively. Interest expense under the Revolving Credit Agreement is included in Interest expense in the Company’s Condensed Consolidated Statements of Operations.

10. FINANCIAL DERIVATIVE INSTRUMENTS
Commodity Pricing Risk
The Company was party to commodity swap contracts for specific commodities with notional amounts of approximately $17.7 million as of June 30, 2025 and $15.0 million as of December 31, 2024. The Company uses commodity swap contracts to mitigate the risks associated with fluctuations in commodity prices impacting its cash flows related to inventory purchases from suppliers. The Company does not hedge all commodity price risk.
At inception, the Company designated the commodity swap contracts as cash flow hedges. The contracts mature at specified monthly settlement dates and will be recognized into earnings through January 2026. The effective portion of the hedging transaction is recognized in Accumulated Other Comprehensive Income (Loss) (“AOCI”) and transferred to earnings when the forecasted hedged transaction takes place or when the forecasted hedged transaction is no longer probable to occur.
Financial Statement Presentation
As of June 30, 2025 and December 31, 2024, the fair value carrying amount of the Company’s derivative instruments were recorded as follows (in thousands):

		Asset / (Liability) Derivatives
	Balance Sheet Caption	June 30, 2025	December 31, 2024
Derivatives designated as hedging instruments
Commodity swap contracts	Prepaid expenses and other	$1,952	$163
Commodity swap contracts	Accounts payable and Other accrued liabilities	(23)	(299)
Total derivatives designated as hedging instruments		$1,929	$(136)

The following table summarizes the gain or loss recognized in AOCI as of June 30, 2025 and December 31, 2024 and the amounts reclassified from AOCI into earnings for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Amount of (Loss) Gain Recognized in AOCI on Derivatives (Effective Portion, net of tax)		Location of Gain (Loss) Reclassified from AOCI into Earnings (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Earnings

	June 30, 2025	December 31, 2024		Three Months Ended June 30,		Six Months Ended June 30,
				2025	2024	2025	2024
Derivatives instruments
Commodity swap contracts	$1,450	$(230)	Cost of sales	$437	$624	$(167)	$(124)
Over the next 12 months, the Company expects to reclassify approximately $1.9 million of pretax deferred gains, related to the commodity swap contracts, from AOCI to cost of sales as inventory purchases are settled.

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
During the six months ended June 30, 2025, leased assets obtained in exchange for new operating lease liabilities totaled approximately $3.0 million. During the six months ended June 30, 2024, leased assets obtained in exchange for new operating lease liabilities totaled approximately $5.4 million. As of June 30, 2025, obligations related to operating leases that the Company has executed but have not yet commenced were nominal.
Leased assets and liabilities included within the Condensed Consolidated Balance Sheets consist of the following (in thousands):

	Classification	June 30, 2025	December 31, 2024
Right-of-Use Assets
Operating	Other assets	$33,328	$36,423
Total leased ROU assets		$33,328	$36,423
Liabilities
Current
Operating	Other accrued liabilities	$12,500	$11,782
Noncurrent
Operating	Other non-current liabilities	20,828	24,641
Total lease liabilities		$33,328	$36,423

Lease costs included in the Condensed Consolidated Statements of Operations consist of the following (in thousands):

	Classification	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024
Operating lease cost	Cost of sales, selling expenses and general and administrative expense	$3,536	$2,905
Net lease cost		$3,536	$2,905

	Classification	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Operating lease cost	Cost of sales, selling expenses and general and administrative expense	$7,124	$5,665
Net lease cost		$7,124	$5,665

Maturity of the Company’s lease liabilities as of June 30, 2025 is as follows (in thousands):

	Operating Leases	Finance Leases	Total
2025 (remainder)	$7,020	$—	$7,020
2026	13,046	—	13,046
2027	8,101	—	8,101
2028	4,236	—	4,236
2029	2,666	—	2,666
Thereafter	1,426	—	1,426
Total lease payments	$36,495	$—	$36,495
Less: interest	3,167	—
Present value of lease payments	$33,328	$—

As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments.
Remaining lease term and discount rates are as follows:

	June 30, 2025	December 31, 2024
Weighted average remaining lease term (years)
Operating leases	3.2	3.5
Weighted average discount rate
Operating leases	5.54%	5.38%

Lease costs included in the Condensed Consolidated Statements of Cash Flows are as follows (in thousands):

	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$7,056	$5,696

Lessor and Sublessor Activities
The Company leases dry van trailers to customers under full-service lease agreements and operating lease agreements. At the inception of a contract, in accordance with the applicable accounting guidance (ASC 842, Leases) the Company considers whether the arrangement contains a lease and, as applicable, performs the required lease classification tests. The Company, as a lessor, has no sales-type or direct financing lease arrangements as of June 30, 2025.
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

Lease income is included in Net sales on the Company’s Condensed Consolidated Statements of Operations, and is recorded in the Parts & Services operating segment. For the three and six months ended June 30, 2025 and 2024, the Company’s lease income consisted of the following components (in thousands):

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024
Operating lease income
Fixed lease income	$1,002	$559
Variable lease income	—	—
Total lease income	$1,002	$559

	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Operating lease income
Fixed lease income	$1,651	$1,202
Variable lease income	—	—
Total lease income(1)	$1,651	$1,202
The following table shows the Company’s future contractual receipts from noncancelable operating leases as of June 30, 2025 (in thousands):

Operating Leases[1]
2025 (remainder)	$1,030
2026	2,061
2027	1,949
2028	1,157
2029	—
Thereafter	—
Total contractual receipts	$6,197
—————————
(1) The future contractual receipts due under the Company’s full-service operating leases include amounts related to preventative maintenance, certain repairs as defined in the related agreements, and ad valorem taxes. Net revenue related to the Company’s subleases are also included in the table above.

12. OTHER ACCRUED LIABILITIES
The following table presents the major components of Other accrued liabilities (in thousands):

	June 30, 2025	December 31, 2024
Warranty	$15,299	$16,958
Chassis converter pool agreements	84,570	57,109
Payroll and related taxes	20,297	12,931
Customer deposits	30,910	31,029
Self-insurance	10,907	12,198
Accrued interest	3,988	3,818
Operating lease obligations	12,500	11,782
Accrued taxes	7,503	6,572
All other	8,032	9,274
	$194,006	$161,671
The following table presents the changes in the product warranty accrual included in Other accrued liabilities (in thousands):

	2025	2024
Balance as of January 1	$16,958	$21,286
Provisions and revisions to estimates	1,287	4,048
Payments	(2,946)	(2,714)
Balance as of June 30	$15,299	$22,620
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
Fair value measurements and the fair value hierarchy level for the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024 are shown below (in thousands):

	Frequency	Asset / (Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2025
Commodity swap contracts	Recurring	$1,929	$—	$1,929	$—
Mutual funds	Recurring	$16,265	$16,265	$—	$—
Life-insurance contracts	Recurring	$22,919	$—	$22,919	$—
December 31, 2024
Commodity swap contracts	Recurring	$(136)	$—	$(136)	$—
Mutual funds	Recurring	$14,447	$14,447	$—	$—
Life-insurance contracts	Recurring	$22,358	$—	$22,358	$—

Estimated Fair Value of Debt
The estimated fair value of debt at June 30, 2025 consists of the Senior Notes due 2028 (see Note 9). The fair value of the Senior Notes due 2028 are based upon third party pricing sources, which generally do not represent daily market activity or represent data obtained from an exchange, and are classified as Level 2. The interest rates on the Company’s borrowings under the Revolving Credit Agreement are adjusted regularly to reflect current market rates and thus carrying value approximates fair value for any borrowings.
The Company’s carrying and estimated fair value of debt at June 30, 2025 and December 31, 2024 were as follows (in thousands):

	June 30, 2025				December 31, 2024
	Carrying Value	Fair Value			Carrying Value	Fair Value
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Instrument
Senior Notes due 2028	$397,493	$—	$361,222	$—	$397,142	$—	$363,385	$—
Revolving Credit Agreement	40,000	—	40,000	—	—	—	—	—
	$437,493	$—	$401,222	$—	$397,142	$—	$363,385	$—
The fair value of debt is based on current public market prices for disclosure purposes only. Unrealized gains or losses are not recognized in the financial statements, since long-term debt is presented at carrying value, net of unamortized premium or discount and unamortized deferred financing costs in the condensed consolidated financial statements.

14. COMMITMENTS AND CONTINGENCIES
Litigation
As of June 30, 2025, the Company was named as a defendant or was otherwise involved in numerous legal proceedings and governmental examinations, including class action lawsuits, in connection with the conduct of its business activities, in various jurisdictions, both in the United States and internationally. Accrual for losses have been recorded in accordance with GAAP. Based on the information currently available, management does not believe that existing proceedings and investigations will have a material impact on our consolidated financial condition or liquidity if determined in a manner adverse to the Company except as otherwise described below. However, such matters are unpredictable, and we could incur judgments or enter into settlements for current or future claims that could materially and adversely affect our financial statements. Costs associated with the litigation and settlements of legal matters are reported within General and administrative expenses in the Condensed Consolidated Statements of Operations.

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
The case related to a 2019 motor vehicle accident in which a passenger vehicle with an unobstructed view struck the back of a nearly stopped 2004 Wabash trailer that was operated by co-defendant GDS Express Inc. at the time of the accident. The evidence was undisputed that the trailer fully complied with all applicable regulations. Based on the Adjusted Award, in the first quarter of 2025, the Company recognized a $342 million reduction to the charge taken in the fourth quarter of 2024. During the second quarter of 2025, the Company accrued a $3.2 million contingent liability for penalty costs using an annual interest rate based on the amended judgment. As of June 30, 2025, the Company has recognized an aggregate liability for this matter of $122.7 million included in the Company’s Condensed Consolidated Balance Sheet within Other non-current liabilities. The $342 million adjustment and a total of $4.6 million bond and contingent penalty interest expenses are included in the Company’s Condensed Consolidated Statements of Operation within General and Administrative expenses. The Company believes that the compensatory damages will be covered by the Company’s insurance policies and recorded a $11.5 million receivable included in Other assets in the Company’s Condensed Consolidated Balance Sheet as of June 30, 2025. As of December 31, 2024, the aggregate liability recorded for this matter was $461.5 million and the receivable for compensatory damages was $11.5 million.
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

On November 13, 2019, the Company received a notice that it was considered one of several PRPs by the Indiana Department of Environmental Management (“IDEM”) under CERCLA and state law related to substances found in soil and groundwater at a property located at 817 South Earl Avenue, Lafayette, Indiana (the “Site”). The Company has never owned or operated the Site, but the Site is near certain of the Company’s owned properties. In 2020, the Company agreed to implement a limited work plan to further investigate the source of the contamination at the Site and worked with IDEM and other PRPs to finalize the terms of the work plan. The Company submitted its initial site investigation report to IDEM during the third quarter of 2020, indicating that the data collected by the Company’s consultant confirmed that the Company’s properties are not the source of contamination at the Site. In December 2021, after completing further groundwater sampling work, the Company submitted to IDEM a supplemental written report, which again stated that the Company is not a responsible party and the Company’s properties are not a source of any contamination. In June 2022, the Company and other PRPs finalized Work Plan Addendum No. 3, which provided for additional groundwater sampling on another PRP property. The Company completed all additional sampling and submitted supplemental reports to IDEM as of the first quarter of 2024. All available information and reports establish there is no source of any contamination on the Company’s owned properties. As of June 30, 2025, based on the information available, the Company does not expect this matter to have a material adverse effect on its financial condition or results of operations.
Chassis Converter Pool Agreements
The Company obtains vehicle chassis for its specialized vehicle products directly from the chassis manufacturers under converter pool agreements. Chassis are obtained from the manufacturers based on orders from customers, and in some cases, for unallocated orders. The agreements generally state that the manufacturer will provide a supply of chassis to be maintained at the Company’s facilities with the condition that we will store such chassis and will not move, sell, or otherwise dispose of such chassis except under the terms of the agreement. In addition, the manufacturer typically retains the sole authority to authorize commencement of work on the chassis and to make certain other decisions with respect to the chassis including the terms and pricing of sales of the chassis to the manufacturer’s dealers. The manufacturer also does not transfer the certificate of origin to the Company nor permit the Company to sell or transfer the chassis to anyone other than the manufacturer (for ultimate resale to a dealer). Although the Company is party to related finance agreements with manufacturers, the Company has not historically settled, nor expects to in the future settle, any related obligations in cash. Instead, the obligation is settled by the manufacturer upon reassignment of the chassis to an accepted dealer, and the dealer is invoiced for the chassis by the manufacturer. Accordingly, as of June 30, 2025, the Company’s outstanding chassis converter pool with the manufacturer totaled $84.6 million and has included this financing agreement on the Company’s Condensed Consolidated Balance Sheets within Other accrued liabilities. Typically, chassis are converted and delivered to customers within 90 days of the receipt of the chassis by the Company.

15. NET INCOME PER COMMON SHARE
Basic earnings per common share is calculated based on the weighted average number of common shares outstanding during the period, including vested shares deferred under our non-qualified deferred compensation plan. Diluted earnings per common share is determined based on the weighted average number of common shares outstanding during the period combined with the incremental average common shares that would have been outstanding assuming the conversion of all potentially dilutive common shares into common shares as of the earliest date possible. The calculation of basic and diluted net income attributable to common stockholders per common share is determined using net income attributable to common stockholders as the numerator and the number of shares included in the denominator as shown below (in thousands, except per share amounts). The number of antidilutive securities that could potentially dilute basic earnings per share (“EPS”) in the future but were not included in the computation of diluted EPS because to do so would be antidilutive was 801,022 and 226,397 shares, respectively for the three- and six-months ended June 30, 2025. For the three- and six-months ended June 30, 2024, there were 363,426 and 141,988 antidilutive shares, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Basic net income attributable to common stockholders per share:
Net income attributable to common stockholders	$(9,589)	$28,958	$221,352	$47,125
Weighted average common shares outstanding	41,753	44,896	42,231	45,139
Basic net income attributable to common stockholders per share	$(0.23)	$0.65	$5.24	$1.04

Diluted net income attributable to common stockholders per share:
Net income attributable to common stockholders	$(9,589)	$28,958	$221,352	$47,125

Weighted average common shares outstanding	41,753	44,896	42,231	45,139
Dilutive stock options and restricted stock	—	469	227	612
Diluted weighted average common shares outstanding	41,753	45,365	42,458	45,751
Diluted net income attributable to common stockholders per share	$(0.23)	$0.64	$5.21	$1.03

16. STOCK-BASED COMPENSATION
The Company recognizes all share-based payments based upon their grant date fair value. The Company grants restricted stock units subject to specific service, performance, and/or market conditions. The Company’s policy is to recognize expense for awards that have service conditions only subject to graded vesting using the straight-line attribution method. In addition, the Company’s policy is to estimate expected forfeitures on share-based awards. The fair value of service and performance-based units is based on the market price of a share of underlying common stock at the date of grant. The fair values of the awards that contain market conditions are estimated using a Monte Carlo simulation approach in a risk-neutral framework to model future stock price movements based upon historical volatility, risk-free rates of return, and correlation matrix. The amount of compensation costs related to restricted stock units and performance units not yet recognized, excluding estimated forfeitures, was $17.5 million at June 30, 2025, for which the expense will be recognized through 2028.

17. STOCKHOLDERS’ EQUITY
Share Repurchase Program
On February 15, 2024, the Company announced that the Board of Directors approved the repurchase of an additional $150 million in shares of common stock over a three-year period. This authorization was an increase to the previous $150 million repurchase program approved in August 2021 and the previous $100 million repurchase programs approved in November 2018, February 2017, and February 2016. The repurchase program is set to expire in February 2027. Stock repurchases under this program may be made in the open market or in private transactions at times and in amounts determined by the Company. As of June 30, 2025, $100 million remained available under the program.
Common and Preferred Stock
The Board of Directors has the authority to issue common and unclassed preferred stock of up to 200 million shares and 25 million shares, respectively, with par value of $0.01 per share, as well as to fix dividends, voting and conversion rights, redemption provisions, liquidation preferences, and other rights and restrictions.
Accumulated Other Comprehensive Income (Loss)
Changes in AOCI by component, net of tax, for the six months ended June 30, 2025 are summarized as follows (in thousands):

	Foreign Currency Translation	Derivative Instruments	Total
Balances at December 31, 2024	$(2,999)	$(230)	$(3,229)
Net unrealized gains (losses) arising during the period(a)	167	409	576
Less: Net realized gains (losses) reclassified to net income(b)	—	(203)	(203)
Net change during the period	167	612	779
Balances at March 31, 2025	(2,832)	382	(2,450)
Net unrealized gains (losses) arising during the period(c)	1,180	1,396	2,576
Less: Net realized gains (losses) reclassified to net income(d)	—	328	328
Net change during the period	1,180	1,068	2,248
Balances at June 30, 2025	$(1,652)	$1,450	$(202)
—————————
(a) Derivative instruments net of $0.1 million of tax liability for the three months ended March 31, 2025.
(b) Derivative instruments net of $0.1 million of tax benefit for the three months ended March 31, 2025.
(c) Derivative instruments net of $0.5 million of tax liability for the three months ended June 30, 2025.
(d) Derivative instruments net of $0.1 million of tax liability for the three months ended June 30, 2025.

Changes in AOCI by component, net of tax, for the six months ended June 30, 2024 are summarized as follows (in thousands):

	Foreign Currency Translation	Derivative Instruments	Total
Balances at December 31, 2023	$(816)	$388	$(428)
Net unrealized gains (losses) arising during the period(e)	184	(290)	(106)
Less: Net realized gains (losses) reclassified to net income(f)	—	(566)	(566)
Net change during the period	184	276	460
Balances at March 31, 2024	(632)	664	32
Net unrealized gains (losses) arising during the period(g)	(1,192)	(464)	(1,656)
Less: Net realized gains (losses) reclassified to net income(h)	—	477	477
Net change during the period	(1,192)	(941)	(2,133)
Balances at June 30, 2024	$(1,824)	$(277)	$(2,101)
—————————
(e) Derivative instruments net of $0.1 million of tax benefit for the three months ended March 31, 2024.

(f) Derivative instruments net of $0.2 million of tax benefit for the three months ended March 31, 2024.
(g) Derivative instruments net of $0.2 million of tax benefit for the three months ended June 30, 2024.
(h) Derivative instruments net of $0.2 million of tax liability for the three months ended June 30, 2024.
.

18. INCOME TAXES
For the three months ended June 30, 2025, the Company recognized income tax benefit of $2.7 million compared to income tax expense of $9.8 million for the same period in the prior year. The Company recognized income tax expense of $75.4 million in the first six months of 2025 compared to $16.2 million for the same period in the prior year. The effective tax rates for the three- and six-months of 2025 were 21.9% and 25.4%, respectively. For the three- and six-month period of 2024, the effective tax rates were 25.1% and 25.4%. The effective three- and six-month tax rates from 2025 and 2024 differ from the U.S. Federal statutory rate of 21% primarily due to the impact of state taxes.

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

Reportable segment information is as follows (in thousands):

Three Months Ended June 30, 2025	Transportation Solutions	Parts & Services	Corporate and Eliminations	Consolidated
Net sales
External customers	$399,352	$59,464	$—	$458,816
Intersegment sales	862	280	(1,142)	—
Total net sales	400,214	59,744	(1,142)	458,816
Cost of sales	371,614	46,944	(1,142)	417,416
Gross profit	28,600	12,800	—	41,400
Other operating expenses (1)	16,082	3,740	26,329	46,151
Income (loss) from operations	$12,518	$9,060	$(26,329)	$(4,751)
Depreciation and amortization	$11,685	$1,252	$1,133	$14,070

Three Months Ended June 30, 2024	Transportation Solutions	Parts & Services	Corporate and Eliminations	Consolidated
Net sales
External customers	$497,100	$53,510	$—	$550,610
Intersegment sales	1,605	1,391	(2,996)	—
Total net sales	498,705	54,901	(2,996)	550,610
Cost of sales	424,016	39,932	(2,996)	460,952
Gross profit	74,689	14,969	—	89,658
Other operating expenses (1)	17,771	2,882	25,242	45,895
Income (loss) from operations	$56,918	$12,087	$(25,242)	$43,763
Depreciation and amortization	$12,093	$529	$1,120	$13,742

Six Months Ended June 30, 2025	Transportation Solutions	Parts & Services	Corporate and Eliminations	Consolidated
Net sales
External customers	$728,400	$111,306	$—	$839,706
Intersegment sales	18,617	393	(19,010)	—
Total net sales	747,017	111,699	(19,010)	839,706
Cost of sales	710,003	88,310	(19,010)	779,303
Gross profit	37,014	23,389	—	60,403
Other operating expenses (1)	34,294	7,419	(291,110)	(249,397)
Income (loss) from operations	$2,720	$15,970	$291,110	$309,800
Depreciation and amortization	$24,390	$2,429	$2,283	$29,102

Six Months Ended June 30, 2024	Transportation Solutions	Parts & Services	Corporate and Eliminations	Consolidated
Net sales
External customers	$964,223	$101,663	$—	$1,065,886
Intersegment sales	4,910	2,472	(7,382)	—
Total net sales	969,133	104,135	(7,382)	1,065,886
Cost of sales	831,333	75,831	(7,382)	899,782
Gross profit	137,800	28,304	—	166,104
Other operating expenses (1)	36,627	5,697	50,442	92,766
Income (loss) from operations	$101,173	$22,607	$(50,442)	$73,338
Depreciation and amortization	$23,411	$1,076	$1,977	$26,464
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

b.  Product Information
The Company offers products primarily in four general categories: (1) new trailers, (2) used trailers, (3) components, parts and services, and (4) equipment and other (which includes truck bodies). The following table sets forth the major product categories and their percentage of consolidated net sales (dollars in thousands):

Three Months Ended June 30, 2025	Transportation Solutions	Parts & Services	Eliminations	Consolidated
New trailers	$312,931	$—	$(771)	$312,160	68.0%
Used trailers	—	1,120	—	1,120	0.2%
Components, parts and services	—	32,755	—	32,755	7.1%
Equipment and other	87,283	25,869	(371)	112,781	24.6%
Total net sales	$400,214	$59,744	$(1,142)	$458,816	100.0%

Three Months Ended June 30, 2024	Transportation Solutions	Parts & Services	Eliminations	Consolidated
New trailers	$383,145	$—	$(681)	$382,464	69.5%
Used trailers	—	1,144	—	1,144	0.2%
Components, parts and services	—	34,453	—	34,453	6.3%
Equipment and other	115,560	19,304	(2,315)	132,549	24.1%
Total net sales	$498,705	$54,901	$(2,996)	$550,610	100.0%

Six Months Ended June 30, 2025	Transportation Solutions	Parts & Services	Eliminations	Consolidated
New trailers	$563,976	$—	$(18,441)	$545,535	65.0%
Used trailers	—	2,620	—	2,620	0.3%
Components, parts and services	—	64,257	—	64,257	7.7%
Equipment and other	183,041	44,822	(569)	227,294	27.1%
Total net sales	$747,017	$111,699	$(19,010)	$839,706	100.0%

Six Months Ended June 30, 2024	Transportation Solutions	Parts & Services	Eliminations	Consolidated
New trailers	$749,303	$—	$(1,501)	$747,802	70.2%
Used trailers	—	2,488	—	2,488	0.2%
Components, parts and services	—	70,083	—	70,083	6.6%
Equipment and other	219,830	31,564	(5,881)	245,513	23.0%
Total net sales	$969,133	$104,135	$(7,382)	$1,065,886	100.0%

21. SUBSEQUENT EVENTS
On July 4, 2025, the One Big Beautiful Bill was signed into legislation and includes numerous tax incentives and provisions. The Company is evaluating the impact of the new legislation but does not expect a material impact on the consolidated financial statements.

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

Results of Operations
The following table sets forth certain operating data as a percentage of net sales for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	91.0%	83.7%	92.8%	84.4%
Gross profit	9.0%	16.3%	7.2%	15.6%

General and administrative expenses	8.1%	6.2%	(31.9%)	6.6%
Selling expenses	1.4%	1.4%	1.5%	1.4%
Amortization of intangible assets	0.6%	0.5%	0.7%	0.6%
Impairment and other, net	—%	0.2%	—%	0.1%
(Loss) income from operations	(1.0%)	7.9%	36.9%	6.9%

Interest expense	(1.2%)	(0.9%)	(1.2%)	(0.9%)
Other, net	—%	0.3%	0.2%	0.3%
Other expense, net	(1.2%)	(0.6%)	(1.0%)	(0.6%)
Loss from unconsolidated entity	(0.5%)	(0.3%)	(0.5%)	(0.3%)
(Loss) income before income tax expense	(2.7%)	7.1%	35.4%	6.0%

Income tax (benefit) expense	(0.6%)	1.8%	9.0%	1.5%
Net (loss) income	(2.1)%	5.3%	26.4%	4.5%
For the three-month period ended June 30, 2025, we recorded net sales of $458.8 million compared to $550.6 million in the prior year period. Net sales for the three-month period ended June 30, 2025, decreased $91.8 million, or 16.7%, compared to the prior year period. New trailer shipments decreased 6.5% and new truck body shipments decreased 18.7%. The decrease in new trailer (primarily dry vans) shipments drove the overall decrease in revenue. Net sales within the P&S reportable segment increased $4.8 million compared to the prior year period, primarily due to an increase in sales within our Services and Process Systems businesses, partially offset by a decrease in our Components business. Overall, gross profit margin decreased to 9.0% in the second quarter of 2025 compared to 16.3% in the prior year period primarily driven by lower sales volumes.
For the three-month period ended June 30, 2025, selling, general and administrative expenses increased $1.4 million as compared to the same period in 2024. As a percentage of net sales, selling, general and administrative expenses were 9.4% in the second quarter of 2025 as compared to 7.6% in the prior year period. The overall increase in selling, general and administrative expenses in the current year period compared to the same period in the prior year was driven by $4.6 million in impacts from the Product Liability Matter as well as an increase of $1.7 million in employee-related costs, including benefits and incentive programs.
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

Three Months Ended June 30, 2025 Compared with the Three Months Ended June 30, 2024
Net Sales
Net sales in the second quarter of 2025, decreased $91.8 million, or 16.7%, compared to the second quarter of 2024. By business segment, prior to the elimination of intercompany sales, sales and related units sold were as follows (dollars in thousands):

	Three Months Ended June 30,		Change
	2025	2024	Amount	%
	(prior to elimination of intersegment sales)
Sales by Segment
Transportation Solutions	$400,214	$498,705	$(98,491)	(19.7%)
Parts & Services	59,744	54,901	4,843	8.8%
Eliminations	(1,142)	(2,996)	1,854
Total	$458,816	$550,610	$(91,794)	(16.7%)

New Units Shipped	(units)
Trailers	8,640	9,245	(605)	(6.5%)
Truck bodies	3,190	3,925	(735)	(18.7%)
Total	11,830	13,170	(1,340)	(10.2%)

Used Units Shipped	(units)
Trailers	30	20	10	50.0%
TS segment sales, prior to the elimination of intersegment sales, were $400.2 million for the second quarter of 2025, a decrease of $98.5 million, or 19.7%, compared to the second quarter of 2024. New trailers shipped during the second quarter of 2025 totaled 8,640 trailers compared to 9,245 trailers in the prior year period, a decrease of 6.5%, which was primarily driven by lower dry van shipments. New truck bodies shipped during the second quarter of 2025 totaled 3,190 truck bodies compared to 3,925 truck bodies in the prior year period, a decrease of 18.7%.
P&S segment sales, prior to the elimination of intersegment sales, were $59.7 million for the second quarter of 2025, an increase of $4.8 million, or 8.8%, compared to the second quarter of 2024. The overall increase in sales for this segment was due primarily to higher sales in our Services business of $6.9 million. The overall increase in sales was partially offset by lower sales within other P&S businesses.
Cost of Sales
Cost of sales was $417.4 million in the second quarter of 2025, a decrease of $43.5 million, or 9.4%, compared to the prior year period. Cost of sales is comprised of material costs, a variable expense, and other manufacturing costs, comprised of both fixed and variable expenses, including direct and indirect labor, outbound freight, overhead expenses, and depreciation.
TS segment cost of sales was $371.6 million in the second quarter of 2025, a decrease of $52.4 million, or 12.4%, compared to the prior year period. The decrease in cost of sales, which was primarily driven by lower shipment volumes, was due to a decrease in material costs of $33.0 million, or 11.7%, along with a decrease in certain other manufacturing costs.
P&S segment cost of sales was $46.9 million in the second quarter of 2025, an increase of $7.0 million, or 17.6%, compared to the prior year period. The increase in cost of sales was driven by an increase in material cost of $5.4 million due to the increase in sales, as well as an increase in depreciation and other overheads.

Gross Profit
Gross profit was $41.4 million in the second quarter of 2025, a decrease of $48.3 million from the prior year period. Gross profit as a percentage of net sales was 9.0% for the second quarter of 2025, compared to 16.3% for the same period in 2024. Gross profit by segment was as follows (dollars in thousands):

	Three Months Ended June 30,		Change
	2025	2024	Amount	%
Gross Profit by Segment
Transportation Solutions	$28,600	$74,689	$(46,089)	(61.7%)
Parts & Services	12,800	14,969	(2,169)	(14.5%)
Total	$41,400	$89,658	$(48,258)	(53.8%)
TS segment gross profit was $28.6 million for the second quarter of 2025 compared to $74.7 million for the second quarter of 2024. Gross profit, prior to the elimination of intersegment sales, as a percentage of net sales, was 7.1% in the second quarter of 2025 compared to 15.0% in the comparative 2024 period. The overall decrease in gross profit from the prior year period was primarily driven by a decrease in new trailer shipments with our dry van products accounting for approximately $41.5 million of the decrease in gross profit.
P&S segment gross profit was $12.8 million for the second quarter of 2025 compared to $15.0 million for the second quarter of 2024. Gross profit, prior to the elimination of intersegment sales, as a percentage of net sales, was 21.4% in the second quarter of 2025 compared to 27.3% in the 2024 period. The overall decrease in gross profit was primarily related to the increase in depreciation and other overheads, whose growth outpaced the increase in costs associated with higher sales.
General and Administrative Expenses
General and administrative expenses for the second quarter of 2025 increased $3.0 million, or 8.9%, from the prior year period. The increase from the prior year period was driven by the impacts of the Product Liability Matter. As a percentage of net sales, general and administrative expenses were 8.1% for the second quarter of 2025 compared to 6.2% for the second quarter of 2024. The overall increase in general and administrative expenses as a percentage of net sales was primarily attributable to the impacts of the Product Liability Matter in the second quarter.
Selling Expenses
Selling expenses were $6.3 million in the second quarter of 2025, a decrease of $1.6 million, or 20.1%, compared to the prior year period. The decrease was primarily attributable to a decrease in advertising and promotional expenses of $1.3 million. As a percentage of net sales, selling expenses were 1.4% for the second quarter of 2025 compared to 1.4% for the second quarter of 2024.
Amortization of Intangibles
Amortization of intangibles was $2.8 million during the second quarter of 2025 compared to $3.0 million in the prior year period. Amortization of intangibles was the result of expenses recognized for intangible assets recorded from previous acquisitions. The decrease from the prior year period is related to continued amortization of certain intangible assets recorded upon the acquisition of Supreme in September 2017.
Other Income (Expense)
Interest expense totaled $5.3 million during the second quarter of 2025 and $4.9 million during the second quarter of 2024. Interest expense relates to interest and non-cash accretion charges on our Senior Notes due 2028 and Revolving Credit Agreement.
Other, net for the second quarter of 2025 was nominal as compared to income of $1.6 million for the prior year period. Income for the current and prior year periods primarily relate to interest income.
Income Taxes
We recognized an income tax benefit of $2.7 million in the second quarter of 2025 compared to income tax expense of $9.8 million for the same period in the prior year. The effective tax rate for this period was 21.9% compared to a rate of 25.1% for the same period in the prior year. The effective tax rate for both the second quarter of 2025 and the second quarter of 2024 differs from the U.S. Federal statutory rate of 21% primarily due to the impact of state taxes.

Six Months Ended June 30, 2025 Compared with the Six Months Ended June 30, 2024
Net Sales
Net sales in the first six months of 2025 decreased $226.2 million, or 21.2%, compared to the first six months of 2024. By business segment, prior to the elimination of intercompany sales, sales and related units sold were as follows (dollars in thousands):

	Six Months Ended June 30,		Change
	2025	2024	Amount	%
	(prior to elimination of intersegment sales)
Sales by Segment
Transportation Solutions	$747,017	$969,133	$(222,116)	(22.9%)
Parts & Services	111,699	104,135	7,564	7.3%
Eliminations	(19,010)	(7,382)	(11,628)
Total	$839,706	$1,065,886	$(226,180)	(21.2%)

New Units Shipped	(units)
Trailers	14,930	17,745	(2,815)	(15.9%)
Truck bodies	6,190	7,615	(1,425)	(18.7%)
Total	21,120	25,360	(4,240)	(16.7%)

Used Units Shipped	(units)
Trailers	65	35	30	85.7%
TS segment sales, prior to the elimination of intersegment sales, were $747.0 million for the first six months of 2025, a decrease of $222.1 million, or 22.9%, compared to the first six months of 2024. New trailers shipped during the first six months of 2025 totaled 14,930 trailers compared to 17,745 trailers in the prior year period, a decrease of 15.9%, which was primarily driven by lower new trailer shipments (primarily dry vans). The decrease in new trailer shipments outpaced the increase in revenue per new trailer unit across all trailer product lines, driving the overall decrease in revenue. New truck bodies shipped during the first six months of 2025 totaled 6,190 truck bodies compared to 7,615 truck bodies in the prior year period, a decrease of 18.7%.
P&S segment sales, prior to the elimination of intersegment sales, were $111.7 million for the first six months of 2025, an increase of $7.6 million, or 7.3%, compared to the first six months of 2024. The overall increase in sales for this segment was due primarily to higher sales in our Services business of $10.3 million, partially offset by a decrease in sales within our Components business of $2.4 million.
Cost of Sales
Cost of sales was $779.3 million in the first six months of 2025, a decrease of $120.5 million, or 13.4%, compared to the prior year period. Cost of sales is comprised of material costs, a variable expense, and other manufacturing costs, comprised of both fixed and variable expenses, including direct and indirect labor, outbound freight, overhead expenses, and depreciation.
TS segment cost of sales was $710.0 million in the first six months of 2025, a decrease of $121.3 million, or 14.6%, compared to the prior year period. The decrease in cost of sales was primarily driven by lower shipment volumes and was due to a decrease in materials costs of $80.3 million, or 14.8%, along with a decrease in certain other manufacturing costs.
P&S segment cost of sales was $88.3 million in the first six months of 2025, an increase of $12.5 million, or 16.5%, compared to the prior period. The increase in cost of sales was primarily driven by higher sales and was due to an increase in materials costs of $7.0 million, or 13.4%, along with an increase in certain other manufacturing costs.

Gross Profit
Gross profit was $60.4 million in the first six months of 2025, a decrease of $105.7 million from the prior year period. Gross profit as a percentage of net sales was 7.2% for the six months of 2025, compared to 15.6% for the same period in 2024. Gross profit by segment was as follows (dollars in thousands):

	Six Months Ended June 30,		Change
	2025	2024	Amount	%
Gross Profit by Segment
Transportation Solutions	$37,014	$137,800	$(100,786)	(73.1%)
Parts & Services	23,389	28,304	(4,915)	(17.4%)
Total	$60,403	$166,104	$(105,701)	(63.6%)
TS segment gross profit was $37.0 million for the first six months of 2025 compared to $137.8 million for the first six months of 2024. Gross profit, prior to the elimination of intersegment sales, as a percentage of net sales, was 5.0% in the first six months of 2025 compared to 14.2% in the comparative 2024 period. The overall decrease in gross profit from the prior year period was primarily driven by a decrease in new trailer shipments (primarily our dry van products), resulting in lost sales margins and lower absorption of fixed costs. This was partially offset by decreased fixed cost spending and net price favorability driven primarily by higher pricing across all product lines.
P&S segment gross profit was $23.4 million for the first six months of 2025 compared to $28.3 million for the first six months of 2024. Gross profit, prior to the elimination of intersegment sales, as a percentage of net sales, was 20.9% in the first six months of 2025 compared to 27.2% in the 2024 period. The overall decrease in gross profit was primarily related to the decrease in sales in our Components and Aftermarket Parts businesses.
General and Administrative Expenses
General and administrative expenses for the first six months of 2025 decreased $338.3 million, or 478.9%, from the prior year period. The decrease from the prior year period was due driven by the impacts of the Product Liability Matter. As a percentage of net sales, general and administrative expenses were (31.9)% for the first six months of 2025 compared to 6.6% for the first six months of 2024. The overall decrease in general and administrative expenses as a percentage of net sales was primarily attributable to the impacts of the Product Liability Matter.
Selling Expenses
Selling expenses were $12.7 million in the first six months of 2025, a decrease of $2.3 million, or 15.1%, compared to the prior year period. The decrease was primarily attributable to a decrease of advertising and promotional expenses of approximately $3.7 million. As a percentage of net sales, selling expenses were 1.5% for the first six months of 2025 compared to 1.4% for the first six months of 2024. The increase in selling expenses as a percentage of net sales was due in part to the decrease in revenue in the first six months of 2025.
Amortization of Intangibles
Amortization of intangibles was $5.6 million for the first six months of 2025 compared to $6.1 million during the first six months of 2024. Amortization of intangibles was the result of expenses recognized for intangible assets recorded from previous acquisitions. The decrease from the prior year period is related to certain intangible assets recorded upon the acquisition of Supreme in September 2017.
Impairment and Other, Net
Impairment and other, net was a nominal loss for the six month period ended June 30, 2025 compared to a net loss of $1.0 million in the prior year period. Activity during the prior year period primarily related to a second quarter impairment of a construction-in-progress project that is no longer expected to be completed.
Interest expense totaled $10.3 million during the first six months of 2025 compared to $9.9 million in the prior year period. Interest expense relates to interest and non-cash accretion charges on our Senior Notes due 2028 and Revolving Credit Agreement.
Other, net for the first six months of 2025 represented income of $1.6 million as compared to income of $3.2 million for the prior year period. Income for the current and prior year periods primarily relate to interest income.

Income Taxes
We recognized an income tax expense of $75.4 million in the first six months of 2025 compared to income tax expense of $16.2 million for the same period in the prior year. The effective tax rate for both this period and the prior year period was 25.4%. For the first six months of both 2025 and 2024, the effective tax rates differ from the U.S. Federal statutory rate of 21% primarily due to the impact of state taxes.
Liquidity and Capital Resources
Capital Structure
Our capital structure is comprised of a mix of debt and equity. As of June 30, 2025, our debt-to-equity ratio was approximately 1.1:1.0. Our long-term objective is to generate operating cash flows sufficient to support the growth within our businesses and increase shareholder value. This objective will be achieved through a balanced capital allocation strategy of sustaining strong liquidity, maintaining healthy leverage ratios, investing in the business, both organically and strategically, and returning capital to our shareholders. The Board of Directors has designated a Finance Committee for the primary purpose of assisting the Board in its oversight of the Company’s capital structure, financing, investment, and other financial matters of importance to the Company.
During the first six months of 2025, in keeping with this balanced approach, we paid dividends of approximately $7.3 million and repurchased shares under our Board approved share repurchase program totaling $24.1 million (inclusive of excise tax). Our Revolving Credit Agreement has total revolving commitments of $350.0 million and a maturity date of September 2027, which is the nearest maturity date of our long-term debt. As of June 30, 2025, there was $40.0 million outstanding under the Revolving Credit Agreement. Collectively, these actions demonstrate our confidence in the financial outlook of the Company and our ability to generate cash flow, both near and long term, and reinforce our overall commitment to deliver shareholder value while maintaining the flexibility to continue to execute our strategic plan for profitable growth and diversification.
Our liquidity position, defined as cash on hand and available borrowing capacity under the Revolving Credit Agreement, amounted to $312.0 million as of June 30, 2025, a decrease of 18% compared to $380.9 million as of June 30, 2024 and a decrease of 26% from $421.9 million as of December 31, 2024. The decreases as of June 30, 2025 compared to both December 31, 2024 and June 30, 2024 were primarily attributable to lower available capacities on the Revolving Credit Agreement and lower cash balances as of June 30, 2025. For the remainder of 2025, we expect to continue our commitment to fund our working capital requirements, capital expenditures, and our Trailers as a Service (TAAS)SM initiative from operations or available borrowing capacity under the Revolving Credit Agreement (as needed). We will continue to maintain our assets to react to any economic and/or industry changes, while also responsibly returning capital to our shareholders. We will continue to move rapidly to adjust to the current environment, including to the softening of demand for certain of our products, to preserve the strength of our balance sheet, while prioritizing the safety of our employees and ensuring the liquidity and financial well-being of the Company.
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
We may redeem some or all of the Senior Notes at redemption prices (expressed as percentages of principal amount) equal to 102.250% currently, 101.125% for the twelve-month period beginning October 15, 2025 and 100.000% beginning on October 15, 2026, plus accrued and unpaid interest to, but not including, the redemption date. Upon the occurrence of a Change of Control (as defined in the Indenture), unless we have exercised its optional redemption right in respect of the Senior Notes, the holders of the Senior Notes will have the right to require us to repurchase all or a portion of the Senior Notes at a price equal to 101% of the aggregate principal amount of the Senior Notes, plus any accrued and unpaid interest to, but not including, the date of repurchase.
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
The Indenture contains customary events of default, including payment defaults, breaches of covenants, failure to pay certain judgments and certain events of bankruptcy, insolvency and reorganization. If an event of default occurs and is continuing, the principal amount of the Senior Notes, plus accrued and unpaid interest, if any, may be declared immediately due and payable. These amounts automatically become due and payable if an event of default relating to certain events of bankruptcy, insolvency or reorganization occurs. As of June 30, 2025, we were in compliance with all covenants.
Contractual coupon interest expense and accretion of fees for the Senior Notes for each three- and six-month period ended June 30, 2025 was $4.5 million and $0.2 million, and $9.0 million and $0.4 million, respectively. Contractual coupon interest expense and accretion of fees for the Senior Notes for each three- and six-month period ended June 30, 2024 was $4.5 million and $0.2 million, and $9.0 million and $0.3 million, respectively. Contractual coupon interest expense and accretion of fees for the Senior Notes are included in Interest expense in the Company’s Condensed Consolidated Statements of Operations.
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
The Revolving Credit Agreement contains customary covenants limiting our ability and certain of our subsidiaries to, among other things, pay cash dividends, incur debt or liens, redeem or repurchase stock, enter into transactions with affiliates, merge, dissolve, repay subordinated indebtedness, make investments and dispose of assets. In addition, we will be required to maintain a minimum fixed charge coverage ratio of not less than 1.0 to 1.0 as of the end of any period of 12 fiscal months when excess availability under the Revolving Credit Agreement is less than the greater of (a) 10.0% of the lesser of (i) the total revolving commitments and (ii) the borrowing base (such lesser amount, the “Line Cap”) and (b) $25 million. As of June 30, 2025, we were in compliance with all covenants.
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
Our liquidity position, defined as cash on hand and available borrowing capacity on the Revolving Credit Agreement, amounted to $312.0 million as of June 30, 2025 and $421.9 million as of December 31, 2024.
During the three-month period ended June 30, 2025, we had payments of principal totaling $0.5 million and borrowings of principal totaling $20.5 million under the Revolving Credit Agreement. During the six-month period ended June 30, 2025, we had payments of principal totaling $0.9 million and borrowings of principal totaling $40.9 million. As of June 30, 2025, there was $40.0 million outstanding under the Revolving Credit Agreement.
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
Interest expense under the Revolving Credit Agreement for each three- and six-month period ended June 30, 2025 was approximately $0.6 million and $0.8 million, respectively. During each three- and six-month period ended June 30, 2024, interest expense was approximately $0.2 million and $0.4 million, respectively. Interest expense under the Revolving Credit Agreement is included in Interest expense in the Company’s Condensed Consolidated Statements of Operations.
Cash Flows
Cash used in operating activities for the first six months of 2025 totaled $16.1 million, compared to using $6.4 million during the same period in 2024. Cash used in operations during the current year period was the result of net income adjusted for a large non-cash reduction in legal matter expenses. Changes in key working capital accounts for 2025 and 2024 are summarized below (in thousands):

	Six Months Ended June 30,
	2025	2024	Change
Source (Use) of cash:
Accounts receivable	$(45,783)	$(60,258)	$14,475
Inventories	6,371	(5,291)	11,662
Accounts payable and accrued liabilities	40,079	(25,292)	65,371
Net source (use) of cash	$667	$(90,841)	$91,508
Accounts receivable increased $45.8 million in the first six months of 2025 as compared to a $60.3 million increase in the prior year period. Days sales outstanding, a measure of working capital efficiency that measures the amount of time a receivable is outstanding, was 38 days and 40 days for the six months ended June 30, 2025 and 2024, respectively. The decrease in accounts receivable during the first six months of 2025 compared to 2024 was primarily due to the timing of shipments and receipt of customer payments. Inventory decreased by $6.4 million during the first six months of 2025, compared to an increase of $5.3 million in the same 2024 period. Our inventory turns, a commonly used measure of working capital efficiency that measures how quickly inventory turns per year, was approximately 5.5 times in the period ended June 30, 2025, a decrease of 0.8 times from the same 2024 period. The decrease in inventory for the 2025 period was primarily attributable to lower raw material inventory and lower production and shipments in compared to the 2024 period. Accounts payable and accrued liabilities increased by $40.1 million during the first six months of 2025 compared to a decrease of $25.3 million for the same period in 2024. Days payable outstanding, a measure of working capital efficiency that measures the amount of time a payable is outstanding, was 38 days for the period ended June 30, 2025 compared to 34 days for the period ended June 30, 2024.
Investing activities used $47.8 million during the first six months of 2025, as compared to using $43.4 million during the same period in 2024. Investing activities for the first six months of 2025 related to capital expenditures for property, plant, and equipment of $14.9 million, $20.9 million for revenue generating assets and an additional $10.4 million for a note receivable issued to an unconsolidated entity. Investing activities for the first six months of 2024 related to capital expenditures for property, plant, and equipment of $36.3 million.

Financing activities provided $5.8 million during the first six months of 2025 as compared to using $52.2 million during the same period in 2024. Net cash provided by financing activities during the current year period primarily relates to net borrowings under our Revolving Credit Agreement of $40.0 million, partially offset by common stock repurchases and withholdings of $26.9 million and cash dividend payments of $7.3 million. Net cash used by financing activities during the first six months of 2024 primarily related to common stock repurchases and withholdings of $43.8 million and cash dividend payments to our shareholders of $7.8 million. In addition, borrowings under our Credit Agreement totaled $0.4 million, fully offset by principal, interest, and unused fee payments made under our Credit Agreement of $0.4 million.
As of June 30, 2025, our liquidity position, defined as cash on hand and available borrowing capacity under our Revolving Credit Agreement, amounted to $312.0 million. This represents a decrease of $68.9 million, or 18%, compared to June 30, 2024, and a decrease of $109.9 million, or 26%, compared to December 31, 2024. The decreases in liquidity as of June 30, 2025, compared to both June 30, 2024, and December 31, 2024, was primarily attributable to a lower available capacity on the Revolving Credit Agreement and a lower cash balance. Total debt obligations amounted to $440.0 million as of June 30, 2025.
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
Capital Expenditures
Capital spending related to property, plant, and equipment amounted to approximately $14.9 million for the first six months of 2025. In addition, there were $20.9 million in expenditures for revenue generating assets for the first six months of 2025.
We believe our capital expenditures for 2025 related to property, plant, and equipment will be in the range of $30 to $40 million. Capital spending and expenditures for revenue generating assets for 2025 are being evaluated to ensure that future investments align with market conditions and opportunities.
Goodwill
We considered whether there were any indicators of impairment during the three and six months ended June 30, 2025 and concluded there were none.
Contractual Obligations and Commercial Commitments
A summary of payments of our contractual obligations and commercial commitments, both on and off balance sheet, as of June 30, 2025 are as follows (in thousands):

	2025	2026	2027	2028	2029	Thereafter	Total
Debt:
Revolving Credit Agreement (due 2027)	$—	$—	$40,000	$—	$—	$—	$40,000
Senior Notes (due 2028)	—	—	—	400,000	—	—	400,000
Interest payments on Revolving Credit Agreement and Senior Notes due 2028[1]	10,134	20,268	19,644	18,000	—	—	68,046
Total debt	10,134	20,268	59,644	418,000	—	—	508,046
Other:
Operating Leases	7,020	13,046	8,101	4,236	2,666	1,426	36,495
Total other	7,020	13,046	8,101	4,236	2,666	1,426	36,495
Other commercial commitments:
Letters of Credit	4,940	—	—	—	—	—	4,940
Raw Material Purchase Commitments	17,528	210	—	—	—	—	17,738
Chassis Agreements and Programs	87,670	—	—	—	—	—	87,670
Total other commercial commitments	110,138	210	—	—	—	—	110,348
Total obligations	$127,292	$33,524	$67,745	$422,236	$2,666	$1,426	$654,889
1 Future interest payments on variable rate long-term debt are estimated based on the rate in effect as of June 30, 2025, and only include interest payments (not unused line fees).

Borrowings under the Revolving Credit Agreement bear interest at a variable rate based on the Secured Overnight Financing Rate (“SOFR”) or a base rate determined by the lender’s prime rate plus an applicable margin, as defined in the agreement. Any outstanding borrowings under the Revolving Credit Agreement bear interest at a rate, at our election, equal to (i) adjusted term SOFR plus a margin ranging from 1.25% to 1.75% or (ii) a base rate plus a margin ranging from 0.25% to 0.75%, in each case depending upon the monthly average excess availability under the Revolving Credit Agreement. We are required to pay a monthly unused line fee equal to 0.20% times the average daily unused availability along with other customary fees and expenses of our agent and lenders. During the six-month period ended June 30, 2025, we had payments of principal totaling $0.9 million and borrowings of principal totaling $40.9 million under the Revolving Credit Agreement. As of June 30, 2025, there was $40.0 million outstanding under the Revolving Credit Agreement.
The Senior Notes due 2028 bear interest at the rate of 4.5% per annum from the date of issuance, payable semi-annually on April 15 and October 15.
Operating leases represent the total future minimum lease payments that have commenced. As of June 30, 2025, obligations related to operating leases that we have executed but have not yet commenced were nominal.
We have standby letters of credit totaling $4.9 million issued in connection with workers compensation claims and surety bonds.
We have $17.7 million in purchase commitments through January 2026 for various raw material commodities, including aluminum and nickel as well as other raw material components which are within normal production requirements.
We obtain vehicle chassis for our specialized vehicle products directly from the chassis manufacturers under converter pool agreements. Chassis are obtained from the manufacturers based on orders from customers, and in some cases, for unallocated orders. The agreements generally state that the manufacturer will provide a supply of chassis to be maintained at our facilities with the condition that we will store such chassis and will not move, sell, or otherwise dispose of such chassis except under the terms of the agreement. In addition, the manufacturer typically retains the sole authority to authorize commencement of work on the chassis and to make certain other decisions with respect to the chassis including the terms and pricing of sales of the chassis to the manufacturer’s dealers. The manufacturer also does not transfer the certificate of origin to us nor permit us to sell or transfer the chassis to anyone other than the manufacturer (for ultimate resale to a dealer). Although we are party to related finance agreements with manufacturers, we have not historically settled, nor expect to in the future settle, any related obligations in cash. Instead, the obligation is settled by the manufacturer upon reassignment of the chassis to an accepted dealer, and the dealer is invoiced for the chassis by the manufacturer. Accordingly, as of June 30, 2025 our outstanding chassis converter pool with the manufacturer totaled $84.6 million and we have included this financing agreement on our Condensed Consolidated Balance Sheets within Other accrued liabilities. All other chassis programs are handled as consigned inventory belonging to the manufacturer and totaled approximately $3.1 million. Under these agreements, if the chassis is not delivered to a customer within a specified time frame, we are required to pay a finance or storage charge on the chassis. Additionally, we receive finance support funds from manufacturers when the chassis are assigned into our chassis pool. Typically, chassis are converted and delivered to customers within 90 days of our receipt of the chassis.
Backlog
Orders that have been confirmed by customers in writing and have defined delivery timeframes are included in our backlog. Orders that comprise our backlog may be subject to changes in quantities, delivery, specifications, terms, or cancellation. The following table presents backlog information as of June 30, 2025, December 31, 2024, and June 30, 2024 (in millions):

	June 30, 2025	December 31, 2024	Change	June 30, 2025	June 30, 2024	Change
12-month backlog	$602	$813	(26)%	$602	$959	(37)%
Total backlog	$954	$1,169	(18)%	$954	$1,301	(27)%
The decrease in rolling 12-month backlog and total backlog from December 31, 2024 is primarily attributable to shipments during the first six months of 2025 outpacing the placement of new orders. The decrease in rolling 12-month backlog and total backlog from June 30, 2024 is primarily related to the softened new trailer and truck body demand stemming from uncertainty in the 2025 markets.
We continue to believe that our long-term relationship agreements with certain strategic customers will provide a good base of backlog for years to come. Refer to the “Outlook” section below for additional details related to industry and market conditions.

Outlook
The trailer industry generally follows the transportation industry’s cycles. According to ACT Research Company (“ACT”), total United States trailer production in 2024 was approximately 237,000 trailers, a 26.9% decrease from 2023. There remains uncertainty in the industry, including but not limited to overall economic conditions and softening of demand for certain of our products, which is reflected in market outlooks. Current estimates from ACT and FTR Associations (“FTR”) for 2025 United States trailer production are 182,000 and 185,000, respectively, representing a 23.2% and 19.6% decrease, respectively compared to 2024.
ACT is forecasting annual new trailer production levels for 2026, 2027, 2028, 2029, and 2030 of approximately 213,000, 281,000, 307,000, 307,000, and 298,000, respectively. In addition, FTR is forecasting annual new trailer production levels of 213,000 and 262,000 for 2026 and 2027, respectively. These estimates are generally consistent with historical trailer industry production levels. However, overall economic uncertainty and softening demand in the industry for certain of our products could continue to impact these estimates. This uncertainty and softening are evident in the ACT and FTR forecasts, particularly for 2025 production. However, we believe that our strategic plan and actions taken over the last several years have positioned us to remain well-suited to adapt to changes in the industry and demand environment due to our strong balance sheet, liquidity profile, and diversification.
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

Commodity Prices
We are exposed to fluctuation in commodity prices through the purchase of various raw materials that are processed from commodities such as aluminum, steel, lumber, nickel, copper, and polyethylene. Given the historical volatility of certain commodity prices, this exposure can significantly impact product costs. We manage some of our commodity price changes by entering into fixed price contracts with our suppliers and through financial derivatives. To the extent that we are unable to offset the increased commodity costs in our product prices, our results would be materially and adversely affected. As of June 30, 2025, we had $17.7 million in raw material purchase commitments through January 2026 for materials that will be used in the production process, as compared to $15.0 million as of December 31, 2024. We typically do not set prices for our products more than 45-90 days in advance of our commodity purchases and can, subject to competitive market conditions, take into account the cost of the commodity in setting our prices for each order. As of June 30, 2025, a hypothetical ten percent change in commodity prices based on our raw material purchase commitments through January 2026 would result in a corresponding change in cost of goods sold of approximately $1.8 million. This sensitivity analysis does not account for the change in the competitive environment indirectly related to the change in commodity prices and the potential managerial action taken in response to these changes.
Interest Rates
As of June 30, 2025, we had $40.0 million floating rate debt outstanding under our Revolving Credit Agreement. The only other outstanding debt on our Condensed Consolidated Balance Sheets as of June 30, 2025 were the Senior Notes, which carry a fixed interest rate of 4.50%. Based on the current borrowings under our Revolving Credit Agreement, a hypothetical 100 basis-point change in the floating interest rate would result in a $0.4 million corresponding change in the interest expense over a one-year period. This sensitivity analysis does not account for the change in the competitive environment indirectly related to the change in interest rates and the potential managerial action taken in response to these changes.
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
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective as of June 30, 2025.
Changes in Internal Controls over Financial Reporting
There were no changes in the Company’s internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the second quarter of fiscal year 2025 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Amount That May Yet Be Purchased Under the Plans or Programs ($ in millions)
April 1 - 30, 2025	371,695	$9.87	371,695	$106.8
May 1 - 31, 2025	415,683	$8.84	414,490	$103.1
June 1 - 30, 2025	299,304	$9.98	299,304	$100.0
Total	1,086,682	$9.51	1,085,489	$100.0
On February 15, 2024, the Company announced that the Board of Directors approved the repurchase of an additional $150 million in shares of common stock over a three-year period. This authorization was an increase to the previous $150 million repurchase program approved in August 2021 and the previous $100 million repurchase programs approved in November 2018, February 2017, and February 2016. The repurchase program is set to expire in February 2027. For the quarter ended June 30, 2025, we repurchased 1,085,489 shares pursuant to our repurchase program. Additionally, during this period there were 1,193 shares repurchased to cover minimum employee tax withholding obligations upon the vesting of restricted stock awards.

Item 5. Other Information
(c)
During the second quarter of 2025, none of our directors or executive officers adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits

Exhibits
10.1
Wabash National Corporation 2025 Omnibus Incentive Plan (Incorporated by reference to Exhibit A to the Definitive Proxy Statement on Schedule 14A of Wabash National Corporation filed on April 1, 2025 (File No. 001-10883)).

31.1	Certification of Principal Executive Officer
31.2	Certification of Principal Financial Officer
32.1	Written Statement of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)
101
The following materials from Wabash National Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 are filed herewith, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at June 30, 2025 and December 31, 2024, (ii) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2025 and 2024, (iii) the Condensed Consolidated Statements of Comprehensive (Loss) Income for the three and six months ended June 30, 2025 and 2024, (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2025 and 2024, (v) the Condensed Consolidated Statements of Stockholders’ Equity for the three and six months ended June 30, 2025 and 2024, (vi) Notes to Condensed Consolidated Financial Statements and (iv) the information included in Part II, Item 5(c). The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

104	Cover Page Interactive Data File (formatting as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WABASH NATIONAL CORPORATION

Date: July 25, 2025	By:	/s/ Patrick Keslin
Patrick Keslin
Senior Vice President and Chief Financial Officer (Principal Financial Officer)