Form 10-K
period 2025-12-31
WABASH NATIONAL Corp
filed 2026-02-18
CIK 879526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.1D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2025 was approximately $427,551,493 based upon the closing price of the Company’s common stock as quoted on the New York Stock Exchange composite tape on such date.
The number of shares outstanding of the registrant’s common stock as of February 9, 2026 was 40,436,437.
Part III of this Form 10-K incorporates by reference certain portions of the registrant’s Proxy Statement for its Annual Meeting of Stockholders to be filed within 120 days after December 31, 2025.

WABASH NATIONAL CORPORATION
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2025

FORWARD LOOKING STATEMENTS
This Annual Report on Form 10-K (the “Annual Report”) of Wabash National Corporation (together with its subsidiaries, “Wabash,” “Company,” “us,” “we,” or “our”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements may include the words “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect,” “plan” or “anticipate” and other similar words. Forward-looking statements convey the Company’s current expectations or forecasts of future events. Our “forward-looking statements” include, but are not limited to, statements regarding:
▪the cyclical nature of our business and impact of economic conditions on markets, customers, and demand for our products;
▪unfairly traded imports of dry vans and refrigerated trailers that may injure or threaten with injury America’s domestic dry van and refrigerated trailer industry;
▪changes in our customer relationships or in the financial condition of our customers;
▪our backlog and indicators of the level of our future revenues;
▪reliance on information technology to support our operations and our ability to protect against service interruptions or security breaches;
▪use of artificial intelligence in our business and challenges in managing its use;
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
▪volatility in the supply of vehicle chassis and other vehicle components:
▪significant competition in the industries in which we operate, including offerings by our competitors of new or better products and services or lower prices, including foreign competitors who may be violating anti-dumping laws or benefitting from subsidization in their home countries;
▪our competition in the highly competitive specialized vehicle industry;
▪market acceptance of our technology and products or market share gains of competing products;
▪disruptions of manufacturing operations;
▪our ability to effectively manage, safeguard, design, manufacture, service, repair, and maintain our leased (or subleased) trailers;
▪our arrangement to wholly own Linq Venture Holdings LLC;
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
To that end, we design, manufacture, and service a diverse range of products supporting first-to-final mile operations, including dry freight and refrigerated trailers, platform trailers, tank trailers, dry and refrigerated truck bodies, structural composite panels and products, trailer aerodynamic solutions, and specialty food grade processing equipment. In addition, through Wabash Hub, customers gain access to a nationwide parts and service network, Trailers as a Service (TaaS)℠, and advanced tools designed to streamline operations and drive growth. We have achieved this diversification through acquisitions, organic growth, and product innovation.
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
At Wabash, it is our focus on people, purpose, and performance that drives us to do better. Our Purpose is to change how the world reaches you; our Vision is to be a premier provider of diverse solutions that optimize customers’ end-to-end supply chains across transportation, logistics, and infrastructure markets and our Mission is to transform Wabash into a dynamic growth organization by merging physical products and digital technology to seamlessly serve our customers through a connected ecosystem of partners.
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
WMS capability development has evolved from foundational awareness into a scalable, enterprise-wide system that builds leadership, problem-solving, and execution capability across the Company. WMS University serves as the primary learning and capability platform supporting this evolution, providing structured, role-based learning aligned to WMS principles and disciplines.
Through a combination of digital learning, structured learning paths, virtual instruction, and hands-on application, the WMS training enables employees to consistently apply disciplines, processes, and tools to real business challenges. The curriculum is designed to support immediate application, sustainment, and continuous improvement, reinforcing WMS as a core enabler of performance and cultural alignment.
In 2025, Wabash continued to advance its enterprise discipline maturity through targeted training and process optimization initiatives. Over 22,000 online courses were completed, and employees were trained in project management, change management, problem-solving, and enterprise processes. These efforts have accelerated the progression of key disciplines from early development stages toward maturity, supporting a culture of continuous improvement and functional excellence.
The Project Management Office (PMO) implemented enhanced portfolio management practices, leveraging data-driven metrics to optimize project intake, execution, and resource allocation. Leadership remains focused on strategic alignment, risk management, and agility, ensuring that business objectives are met efficiently and that value is delivered across the enterprise.
Our One Wabash organizational structure enables long-term growth for the Company with an intense focus on streamlined processes, product innovation, and a consistent, superior experience for all customers who seek our solutions in the transportation, logistics and infrastructure markets. Our goal is to leverage standardized processes to drive consistency from customer demand through fulfillment.
Operating Segments
Based on how the Chief Operating Decision Maker (“CODM”) manages the business, allocates resources, makes operating decisions, and evaluates operating performance, the Company manages its business in two operating and reportable segments: Transportation Solutions (“TS”) and Parts & Services (“P&S”). Additional information related to the composition of each segment is set forth below.

Transportation Solutions	Parts & Services
■ Dry & Refrigerated Van Trailers	■ Aftermarket Parts & Services
■ Platform Trailers	■ Truck Body Upfitting Solutions
■ Tank Trailers	■ Food, Dairy, and Beverage Equipment
■ Truck-Mounted Dry & Refrigerated Truck Bodies	■ DuraPlate® Components & Parts
■ Wabash Parts LLC (See Note 6 in the Notes to Consolidated Financial Statements)
■ Linq Venture Holdings LLC / Trailers as a Service (TaaS)SM (See Additional Information Below)
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

Parts & Services
The P&S segment comprises the Company’s Parts & Services business, as well as the Upfitting Solutions and Services business (a component of our Truck Bodies business). Additionally, the Company’s Composites business, which focuses on the use of DuraPlate® composite panels beyond the semi-trailer market, is also part of the P&S segment. This segment also includes the Wabash Parts LLC entity, which we created with our partners as further described in Note 7 in the Notes to Consolidated Financial Statements. Linq Venture Holdings LLC and our Trailers as a Service (TaaS)SM initiatives, which combine our market-leading trailer products with emerging capabilities like parts distribution and a growing maintenance and repair network to provide a valuable suite of services to our customers, are included in the P&S segment as well. Finally, the P&S segment includes the Company’s Engineered Products business, which manufactures stainless-steel storage tanks and silos, mixers and processors for a variety of end markets. Growing and expanding our parts and services offerings continues to be a key strategic initiative for the Company. Refer to the “Products” section below for additional information and details related to the P&S segment’s product offerings.
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
▪Parts & Service growth - By growing our more recurring revenue business, we expect to achieve a larger base of less cyclical sales and profit to provide a more meaningful offset to the cycles we’ve historically seen in our Transportation Solutions business. A key part of this has been the ongoing development of our Wabash Parts joint venture with HTI, our digital product offerings and the continued broadening of our ecosystem, which includes customers, suppliers, dealers and technology partners. As these initiatives mature, they will allow us to better balance the cyclicality profile of our business portfolio and they will also transform how we deliver value to our customers.
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

Capital Allocation Strategy
We believe that a balanced and disciplined capital allocation strategy is necessary to support our growth initiatives and create shareholder value. The objectives and goals of the Company’s capital allocation strategy are summarized below:

Maintain Liquidity:	▪ Manage the business for the long-term
▪ Continue to be equipped for changes in market conditions and strategic growth opportunities

Debt Management:	▪ Maintain healthy leverage ratios

Reinvest for Growth:	▪ Fund capital expenditures and research and development that optimize strategic capacity to support demand as well as support our productivity initiatives

Dividends:	▪ Maintain our regular dividend which has been paid for the last nine consecutive years

Share Repurchases:	▪ Offset dilution from stock-based compensation
▪ Opportunistically repurchase shares
Industry and Competition
Trailer demand is a direct function of the amount of freight to be transported. To monitor the state of the industry, we evaluate a number of indicators related to trailer manufacturing and the transportation industry. Recent trends we have observed include the following:
The most recent estimates from industry forecasters ACT Research Co. (“ACT”) and FTR Associates (“FTR”) indicate total United States trailer production levels for 2025 of approximately 196,000 and 195,000, respectively, which represents a decrease of approximately 16.6% and 15.2%, respectively, from 2024 production levels.
Current estimates from ACT and FTR for 2026 United States trailer production are 183,000 and 180,000, respectively, representing a decrease of approximately 6.6% and a decrease of 7.7%, respectively, versus 2025. These estimates are generally in-line with our expectations as trailer manufacturers manage a continued weak 2026 demand compared to previous years due to the continuing freight recession.
ACT is forecasting annual new trailer production levels for 2027, 2028, 2029, and 2030 of approximately 257,000, 297,000, 307,000, and 299,000, respectively. In addition, FTR is forecasting annual new trailer production for for 2027, 2028, 2029 of approximately 231,000, 291,000, and 298,000, respectively. These estimates are generally more consistent with historical trailer industry production levels, and in some years higher than historical production levels. However, overall economic uncertainty and continued soft demand in the industry for certain of our products could continue to impact these estimates. This uncertainty and softness are evident in the ACT and FTR forecasts, particularly for 2026 production. However, we believe that our strategic plan and actions taken over the last several years have positioned us to remain well-suited to adapt to changes in the industry and demand environment due to our strong balance sheet, liquidity profile, and diversification. Additional discussion and analysis is included under the section titled "Industry Trends" included within Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Annual Report on Form 10-K.
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

Human Capital Resources and Management
As of December 31, 2025, we had approximately 4,700 Wabash employees. Throughout 2025, essentially all of our active employees were non-union. Our temporary employees represented approximately 1% of our overall production workforce as of December 31, 2025.
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
▪Talent Development – One of our Company values is Always Learn. We put that into practice by offering our own welding and skills training courses, self-directed learning modules and an executive leadership development program at no cost to employees. Additionally, we host a wide variety of learning and development opportunities through our custom-tailored Learning Management System — Wabash U. Our employees have access through an online portal to thousands of self-directed and instructor-led courses on a variety of professional development topics. As of 2025, Wabash U offers employees access to over 100 hours of Wabash Management System (WMS) courses tailored specifically to Wabash. This includes more than 60 courses, with plans to continue to expand the offerings further in the coming year.
Targeted learning and development opportunities are also created through external partnerships, including special development programs for front line leaders (with over 500 trained since the program began in 2022) as well as focused development across a variety of topics. Our senior executive leaders participate in team coaching and facilitated activities around topics including team cohesion and collaboration, conflict management, advanced team dynamics, and empowerment; further augmenting their general leadership skills. Additionally, select executives are provided with opportunities for 3 to 12+ months of one-on-one coaching engagements with certified executive coaches. We completed over 15 such engagements in the calendar year 2025. These are meant to further expand each leader’s capacity and capability, with some accompanied by 360-degree development assessments leading to robust development activities.
Full-time Wabash employees can pursue various courses, undergraduate and graduate degree programs, or relevant certifications at an accredited college or university without added financial burden by using our Accelerator tuition reimbursement program. We provide all employees with a wide range of professional development experiences, both formal and informal, at all stages in their careers. In addition, Wabash employees and dependents of employees are eligible for a variety of scholarships offered by Wabash and the industry associations to which we belong. We support the youth in our communities through program funding, training programs, internships, co-ops, and our emerging leadership development programs.
▪Focus on Safety – At Wabash, safety is a core value with safety of our employees, our customers, and our communities coming first and foremost. We demonstrate our commitment to safety by investing in innovations that help protect people who operate our equipment. In addition, we partner with other manufacturers in the industry to further promote safety by sharing best practices and ideas for implementing higher standards.

We continually focus on reducing the frequency and severity of workplace injuries and improving the workplace environment for our employees. We provide ongoing safety training and development at our production facilities, which are designed to educate and empower our employees with the knowledge and tools necessary to make safe choices and mitigate risks. Our employees are encouraged and expected to identify safety opportunities and report near-misses through our safety good catch program. The Company utilizes a mixture of leading and lagging indicators to assess the health and safety performance of its operations. We measure OSHA Total Recordable Incident Rate (“TRIR”), which in 2025, was 4.2. We also measure our Blueprint for Excellence, which assesses a facility’s overall safety program and identifies key areas of improvement. The “Blueprint” is one of our leading indicators that helps our plants proactively measure their safety culture. Wabash utilizes a software platform (Ideagen) to strategically mitigate safety risks by understanding historical data and driving business decisions based on actionable insights and advanced analytics.
Our safety awards include:
◦2024 Truck Trailer Manufacturers Association Plant Safety Awards (Fond Du Lac, WI, and San José Iturbide, Guanajuato, Mexico)
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
◦2018 Truck Trailer Manufacturers Association Plant Safety Award (San José Iturbide, Guanajuato, Mexico)
◦2017 Kentucky Governor’s Safety and Health Award (Cadiz, KY)
▪Health and Wellness – The health, safety and wellbeing of our employees are vital to Wabash’s success and long-term performance. We provide a broad range of innovative, flexible and accessible health and wellbeing programs designed to support employees across physical, mental, emotional, financial and social dimensions of wellbeing. Our approach emphasizes prevention, education and effective navigation of the healthcare system, recognizing the increasing complexity of care delivery and its impact on workforce engagement, productivity and cost sustainability.
Our wellbeing programs are designed to support employees throughout their healthcare and life journeys – before, during and after care is needed. These programs provide tools, resources and advocacy intended to encourage informed decision-making, promote wellbeing-focused behaviors and reduce barriers to care. We regularly review program utilization, outcomes, cost trends and employee feedback to ensure our offerings remain responsive to employee needs, regulatory requirements and evolving healthcare and workforce dynamics.
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
In 2025, 53% of our total hourly hires were women and/or minorities, and 44% of total salaried hires in 2025 were women and/or minorities.
▪Compensation and Benefits – At Wabash, we are redefining total compensation and benefits into a holistic compensation, benefits and wellbeing offering with a forward-thinking approach that sets us apart. We do not simply aim for market competitiveness – we lead with innovation, ensuring our employees are rewarded not only fairly but in ways that inspire growth and performance.

Our commitment to excellence and future-focused solutions drives everything we do, creating a workplace where our employees thrive and accomplishments are shared. Our holistic compensation philosophy is designed to:
◦Attract and retain talent by offering competitive pay to attract skilled employees essential for our growth;
◦Reward performance by recognizing and incentivizing contributions that drive the Company’s success with transparency to each piece of an employee’s compensation; and
◦Align outcomes by linking compensation to our values and leadership principles alongside Company and individual performance to foster shared achievements.
In addition to base pay, our compensation and benefits programs include annual incentive bonuses, stock-based compensation awards, a 401(k) plan and non-qualified deferred compensation plan with employee matching opportunities, expansive healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, paid family leave, family care resources, safety footwear and prescription safety eyewear programs, an employee assistance program and tuition assistance, among other offerings.
Wabash compensates employees in accordance with applicable federal, state and local laws and regulations. We regularly review and adjust compensation and benefits programs as economic, financial and workforce conditions permit to support competitiveness, performance alignment and long-term sustainability.
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
In 2025, Wabash elevated its commitment to strengthening communities nationwide through a powerful combination of volunteerism, in‑kind support and strategic financial investment. This year marked a transformational leap forward with the launch of the Wabash Community Connect (“WCC”) Portal, a digital platform designed to inspire belonging, purpose and employee‑driven impact. In just a few months, hundreds of employees used the WCC to engage directly with nonprofits, fueling an extraordinary $468,397 in charitable support and driving meaningful change across our core pillars. Nearly 100 nonprofit organizations benefited from these efforts, chosen intentionally by Wabash teams to reflect the causes that matter most in their communities. Wabash employees dedicated an impressive 6,305 volunteer hours in 2025, serving food banks, youth programs, veteran services, environmental initiatives, animal shelters and more. More than 50 volunteer events brought employees together while 100% senior leadership participation in Day of Giving set the tone for a culture of service. We are creating remarkable teams, strengthening our culture and driving meaningful, lasting change in the communities we serve.
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

▪Technology and Innovation – We continue to be recognized by the trucking industry as a leader in developing technology to provide value-added solutions for our customers that reduce trailer operating costs, improve revenue opportunities, and solve unique transportation problems. Throughout our history, we have been and we expect to continue to be a leading innovator in the design and production of transportation products. We have commercialized and launched DuraPlate® Cell Core, a modified DuraPlate® panel that reduces the weight of a conventional 53-foot DuraPlate® trailer by 300 pounds without compromising strength or durability.
Within our broader innovation portfolio, we have developed advanced thermal and lightweighting technologies, including EcoNex™ Technology, which is designed to improve thermal efficiency and reduce material weight in refrigerated applications. EcoNex™ Technology supports lower lifetime operating costs and more efficient use of resources.
These technology advancements reflect our continued focus on engineering solutions that help customers operate more efficiently, sustainably, and competitively across the transportation and logistics ecosystem.
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
In addition, Wabash was selected to receive a $1.6 million grant award from the U.S. Department of Energy Solar Energy Technologies Office (SETO) to support a research and development project aimed at decarbonizing the commercial transportation industry. The three-year project, in partnership with the University of Delaware’s Center for Composite Materials, focuses on integrating high-efficiency solar energy into refrigerated trailers and truck bodies. This innovation will play a pivotal role in making zero-emission mid-mile transportation a commercially viable option.
▪Significant Brand Recognition – In January 2022, Wabash National Corporation and its portfolio of brands rebranded as Wabash® and began a significant shift in the Company’s go-to-market brand strategy. This rebranding provides the foundation to build upon our history of being one of the most widely recognized brands in the industry, recognized for quality, performance, and innovation leadership. It also positions us to increase the ease of doing business for customers and solve critical customer needs with innovative solutions across products from the first to final mile. In addition, we were named to the America’s Best Midsize Companies list by TIME magazine in 2025.
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

▪Extensive Distribution Network – We utilize a network of 18 independent dealers with approximately 55 locations throughout North America to distribute our van trailers. Our platform trailer distribution network consists of 32 independent dealers with approximately 70 locations throughout North America. Our tank trailers are distributed through a network of 5 independent dealers with 14 locations throughout North America, along with additional arrangements to provide supplemental coverage as needed. Additionally, our truck body commercial network consists of more than 1,100 partners. Our commercial network primarily serves mid-market and smaller sized carriers and private fleets in the geographic region where the partner is located and occasionally may sell to large fleets.
In addition to our independent dealer network, we bolster our aftermarket support through a preferred partner network that provides equipment service, maintenance and access to Wabash Genuine Parts. This network includes more than 45 independent parts and service locations throughout North America, ensuring comprehensive coverage and reliable support for our customers’ ongoing needs.
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
Products
Since our inception, we have worked to expand our product offerings from a single tractor trailer dry van product to a broad range of connected solutions for the transportation, logistics, and distribution industries to help our customers move everything from first to final mile. We manage a diverse product portfolio, maintain long-standing customer relationships, and focus on innovative and breakthrough technologies within two operating segments.
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
◦Refrigerated Trailers. Our refrigerated trailers provide thermal efficiency and maximum payload capacity. Our refrigerated trailers are sold under the ArcticLite® trademark and built by a third party contract manufacturer.
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
Our current Parts & Services segment primarily includes the following products:
▪Upfit, Parts, and Services Offerings
◦Aftermarket Parts and Services. Aftermarket component products are manufactured to provide continued support to our customers throughout the lifecycle of the trailer. Utilizing our on-site service centers, we provide a wide array of quality aftermarket parts and services to our customers. In addition, we provide parts and maintenance and repair services for tank trailers and other related equipment through our five tank service centers.
◦Truck Body Upfitting, Parts, and Services. Through our eight truck body upfitting locations across the U.S., we provide solutions that customize our products and ensure they meet customers’ needs. Offerings include steel flatbed bodies, truck body mounting, shelving for package delivery, partitions, roof racks, hitches, thermal solutions, liftgates, and more. We also offer direct-line access to truck body repair parts (generally for all manufacturers) and provide other services such as door repair and replacement, collision repair (generally for all manufacturers), and basic maintenance.
•Linq Venture Holdings, LLC
◦Linq Venture Holdings LLC. The Company continued to unify and expand its parts and services capabilities and ecosystem through its newly-acquired interest in Linq Venture Holdings LLC, (“Linq”) to develop and scale a digital marketplace in and for the transportation and logistics distribution industry. Linq is intended to be the digital channel to market Wabash equipment and parts & services, as well as non-Wabash parts & services, in a digital marketplace format to end customers as well as dealers.
▪Wabash Parts LLC
◦Wabash Parts LLC. As further described in Note 7 in the Notes to Consolidated Financial Statements, during the second quarter of 2022, we unified and expanded our parts and distribution capabilities by executing an agreement with a partner to create a new legal entity (Wabash Parts LLC) to operate a parts and services distribution platform. The single channel distribution network will, over time, include the entire Wabash aftermarket portfolio and a wide range of transportation parts with increased inventory and faster shipping. In addition, the network utilizes Wabash’s extensive network of equipment dealers’ service capabilities, as well as the infrastructure of industry-leading partners of national wholesale distribution for aftermarket heavy-duty truck and trailers parts, using multiple distribution centers across the United States.
▪Process Systems
◦Process Systems. Product offerings include stainless steel storage tanks and silos, mixers, and processors for the dairy, food and beverage, pharmaceutical, chemical, craft brewing, and biotech end markets.

▪Other Parts & Services Product Offerings
◦Trailers as a Service (TaaS)SM. Our TaaS initiative is a transformative category in logistics that provides flexible, on-demand access to trailer capacity through subscription-based programs. Powered by TrailerHawk.AI technology, TaaS eliminates capital expenses while delivering premium equipment, comprehensive maintenance, and advanced cargo and asset assurance. TrailerHawk is the industry’s first unified cargo security and trailer assurance platform, combining patent-pending smart locks, real-time monitoring, and digital chain of custody technology to prevent strategic theft and protect freight from origin to destination.
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
Customers
Our customer base has historically included many of the nation’s largest truckload common carriers, leasing companies, private fleet carriers, less-than-truckload common carriers, and package carriers. We continue to expand our customer base and achieve diversification through acquisitions, organic growth, product innovation, and our extensive distribution and service network. All of these efforts have been accomplished while maintaining our relationships with our core customers. Our five largest customers together accounted for approximately 35%, 42%, and 32% of our aggregate net sales in 2025, 2024 and 2023, respectively. No individual customer accounted for more than 10% of our aggregate net sales in 2025. Our largest customer, included as part of the Transportation Solutions segment, accounted for 15% and 12% of our aggregate net sales in 2024 and 2023, respectively. International sales accounted for less than 10% of net sales for each of the last three years.
We have established relationships as a supplier to many large customers in the transportation industry for our dry and refrigerated van products, platform trailers, and tank trailers, including the following:
▪Truckload Carriers: Crete Carrier Corp.; J.B. Hunt Transport, Inc.; Werner Enterprises, Inc.; Southland Transportation Company; and Knight/Swift Transportation Holdings, Inc.; and Schneider National, Inc.
▪Less-Than-Truckload Carriers: Saia, Inc.; FedEx Freight, Inc; Old Dominion Freight Lines, Inc.; and R&L Carriers, Inc.
▪Leasing Companies: Fleetco, Inc.; Penske Truck Leasing Co., L.P.; Ryder System, Inc.; XTRA, LLC; Brody Transportation Company, Inc.; and Premier Trailer Leasing.
▪Private Fleets: Dollar General Corporation; and PepsiCo, Inc.
▪Liquid Carriers: Semo Tank/Baker Equipment Co.; Dana Liquid Transport Corporation; Stuart Tank Sales Corporation; The Jack Olsta Co.; and Hills Stainless Tank Inc.
In addition, we sell our truck bodies to fleet leasing customers and direct customers including, but not limited to: Ryder System, Inc., Penske Truck Leasing Co., L.P., Budget Truck Rental, LLC, and Enterprise Holdings, Inc. Notable end users of our truck body products include, but are not limited to: Southern Glazer’s Wine and Spirits, LLC, The Kroger Co., Home Express Delivery, LLC., U.S. Autoforce, and Costco Wholesale Corporation.
Through our engineered products component of the Parts & Services segment, we sell our products to customers including, but not limited to, Penske Truck Leasing Co., L.P., Transglobal, and Whiting Door Manufacturing, Corp.
Marketing and Distribution
We market and distribute our products through two primary channels:
▪Factory direct accounts; and
▪Independent dealerships.
Factory direct accounts are generally large fleets that are high volume purchasers. Historically, we have focused on the factory direct market in which customers are highly knowledgeable of the lifecycle costs of equipment and, therefore, are best equipped to appreciate the innovative design and value-added features of our products, as well as the value proposition for lower total cost of ownership over the lifecycle of our products.

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
Raw Materials
We utilize a variety of raw materials and components in our manufacturing processes including, but not limited to, specialty steel coil, stainless steel, plastic, aluminum, lumber, tires, landing gear, axles and suspensions. We purchase these items from a limited number of suppliers. While we manage some of our commodity price changes by entering into fixed price contracts with our suppliers and through financial derivatives, raw material costs as a percentage of net sales for 2025 increased slightly compared to 2024. Significant price fluctuations or shortages in raw materials or finished components have had, and could have in the future, adverse effects on our results of operations. In 2026 and for the foreseeable future, we expect that the raw materials used in the greatest quantity will be steel, aluminum, plastic, and wood. We will continue to endeavor to pass along cost increases for raw material and components to our customers. While price increases implemented to offset inflation or supply disruptions have generally been successful, they are occasionally subject to delays. Increases in prices for these purposes represent a risk in execution. In an effort to minimize the effect of price fluctuations, we hedge certain commodities that have the potential to significantly impact our results of operations.
Backlog
Orders that have been confirmed by customers in writing and have defined delivery timeframes are included in our backlog. Orders that comprise our backlog may be subject to changes in quantities, delivery, specifications, terms, or cancellation. The following table presents backlog information as of December 31, 2025 and December 31, 2024 (in millions):

	December 31,
	2025	2024	Change
12-month backlog	$576	$813	(29)%
Total backlog	$705	$1,169	(40)%
The decrease in rolling 12-month backlog and total backlog from December 31, 2024 is primarily due to a challenging market environment as fleet customers remain cautious. Despite this, the underlying conditions for a strong trailer demand response is growing once the freight market recovery threshold is met and customers look to recapture profitability. Refer to the “Outlook” section below for additional details related to industry and market conditions.
Patents and Intellectual Property
We hold or have applied for 142 patents in the U.S. on various components and techniques utilized in our manufacture of transportation equipment and engineered products. In addition, we hold or have applied for 151 patents or registered designs in foreign countries. Our patents include intellectual property related to the manufacture of trailers, containers, truck bodies, platform trailers, tanks, and other engineered products as well as digital systems and methods for monitoring and securing trailers and trailer components—all of which we believe offer us a significant competitive advantage in the markets in which we compete.
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

Wabash acquired assets of TrailerHawk ai LLC in 2025 including several patent applications for cargo security devices and software platforms. Wabash has continued to invest in and develop the underlying technology in order to provide an integrated solution which pairs a digitally connected cargo door and intelligent locking system with a technology platform to link physical access control with real-time visibility and actionable assurance events to help prevent cargo theft. We believe this proprietary technology provides a novel solution for customers and fleets to the growing challenges of cargo theft across the U.S. supply chain.
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
We also hold or have applied for 54 trademarks in the U.S. as well as 76 trademarks in foreign countries. These trademarks include the Wabash® brand as well as trademarks associated with our proprietary technologies and products such as DuraPlate®, MaxClearance® Overhead Door System, Trust Lock Plus®, EZ-7®, DuraPlate Aeroskirt®, DuraPlate HD®, Lock-Rite®, and EZ-Adjust®. Additional trademark and service mark applications covering our proprietary technologies include AcuthermTM covering an intelligent thermal management system of components, products, and solutions, our Trailers as a Service (TaaS)™ platform for providing customers with trailer pool services, and our Everline™ brand of Wabash parts. Trademark applications for TrailerHawk.aiTM, CargoHawk.aiTM, HawkeyeTM, Hawkeye VisionTM, and Hawkeye.aiTM cover our proprietary digitally connected cargo door and software platform technologies. We believe all of these trademarks are important for the identification of our products and the associated customer goodwill; however, our business is not materially dependent on such trademarks.
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
Website Access to Company Reports
We use our Investor Relations website, ir.onewabash.com, as a channel for routine distribution of important information, including news releases, investor presentations, and financial information. We post filings as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities Exchange Commission (“SEC”), including our annual, quarterly, and current reports on Forms 10-K, 10-Q and 8-K, our proxy statements on Schedule 14A, and any amendments to those reports or statements. The SEC also maintains a website, www.sec.gov, that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The content on any website referred to in this Annual Report on Form 10-K is not incorporated by reference into this Annual Report on Form 10-K unless expressly noted.

Information About Our Executive Officers
The following are the executive officers of the Company:

Name	Age	Position
Brent L. Yeagy	55	President and Chief Executive Officer, Director on the Board of Directors
M. Kristin Glazner	48	Senior Vice President, Chief Administrative Officer, Corporate Secretary
Patrick Keslin	45	Senior Vice President, Chief Financial Officer
Michael N. Pettit	50	Senior Vice President, Chief Growth Officer
Drew Schwartzhoff	48	Senior Vice President, Chief Commercial Officer
Donald Winston	48	Senior Vice President, Chief Operating Officer
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
Risks Related to Our Business, Strategy and Operations
The cyclical nature of our business and the impact of economic conditions on markets, customers and demand for our products may have a material adverse effect on our business, financial condition, cash flows and results of operations.
The truck trailer manufacturing industry historically has been, and is expected to be, cyclical and is affected by overall economic conditions, including variability driven by supply chain inconsistency. Poor economic conditions can adversely affect demand for new trailers and the steps we have taken to diversify our product offerings through the implementation of our strategic plan do not insulate us from cyclicality or changes in demand. Demand for our products is sensitive to changes in economic conditions, including changes related to unemployment, consumer confidence and income, new housing starts, industrial production, inflationary pressures, government regulations such as federal hours-of-service rules, truck safety, limitations on vehicle weight, size, and configuration, and federal emissions standards.
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
An economic downturn and the status of economic conditions periodically has, and could have in the future, an adverse effect on the ability of customers to meet their contractual terms or payment obligations, truck freight, sales volumes and the demand for, and the pricing of, our products, and could have a material adverse effect on our profitability, ability to meet our payment and other obligations under our outstanding debt agreements, business, financial condition, cash flows and results of operations. In addition, anti-dumping actions we may pursue to counter government subsidies to, and dumping by, foreign competitors that could impact our trailer production and pricing may prove to be ineffective. Our ability to sustain or increase profitability in the future also depends on factors including our overall trailer volumes, gross margins, momentum on our product diversification efforts, collection of amounts owed from customers and management of expenses.
Unfairly traded imports of dry vans and refrigerated trailers could injure or threaten with injury America’s domestic dry van and refrigerated trailer industry, which could have a material adverse effect on our business, financial condition, cash flows and results of operations.
In November 2025, the American Trailer Manufacturers Coalition (a coalition of U.S. van trailer producers including Wabash), filed petitions with the U.S. Department of Commerce (the “DOC”) and U.S. International Trade Commission (“ITC”) in response to imports of dumped and subsidized van trailer products entering the United States from China, Canada, and Mexico. Such imports have had, and may continue to have, a material impact on U.S. trailer production, including declines in production, shipments, performance, and employment. The ITC’s investigative process is expected to take approximately one year. On February 6, 2026, the ITC found that there is a reasonable indication that the U.S. dry vans and refrigerated trailers industry is materially injured due to the imports. As a result, the DOC may calculate a range of affirmative preliminary countervailing duties with determinations on anti-dumping to follow. A failure by, or the inability of, U.S. trade officials to implement antidumping and countervailing duties in response to the injurious effects of unfairly traded trailer products could have a material adverse effect on our business, financial condition, cash flows and results of operations.
A change in our customer relationships or in the financial condition of our customers could have a material adverse effect on our business, financial condition, cash flows and results of operations.
We have longstanding relationships with a number of large customers. We do not have long-term agreements with all of these customers. Our success is dependent, to a significant extent, upon the continued strength of these relationships and the growth of our core customers. We often are unable to predict the level of demand for our products from these customers, or the timing of their orders. In addition, the same economic conditions that adversely affect us also often adversely affect our customers. Furthermore, we are subject to a concentration of risk as our five largest customers together accounted for approximately 35% of our aggregate net sales in 2025. No individual customer accounted for more than 10% of our aggregate net sales in 2025 and international sales accounted for less than 10% in 2025. The loss of or change to the relationship with a significant customer, post-sale disputes or unexpected changes or delays in product purchases could have a material adverse effect on our business, financial condition, cash flows and results of operations.

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
We depend on a number of information technologies, some of which are managed by third parties, to integrate departments and functions, enhance the ability to service customers, improve our control environment, and manage our cost reduction initiatives. We also collect and store certain sensitive data in data centers owned by third parties and on information technology networks. The secure maintenance and operation of these data centers and information technology networks is critical for our business operations and strategy. We have put in place a number of systems, processes, and practices designed to protect against the failure of our technologies, as well as the misappropriation, exposure or corruption of the information stored thereon. Maintaining and enhancing these cybersecurity systems, processes and practices may increase our costs. Service disruptions or intentional actions such as intellectual property theft, cyber-attacks, unauthorized access, or malicious software, may lead to such misappropriation, exposure or corruption if our protective measures prove to be inadequate. Any issues involving these critical business applications and infrastructure may adversely impact our ability to manage operations and the customers we serve. Increasing use of artificial intelligence may increase these risks. We could also encounter violations of applicable law or reputational damage from the disclosure of confidential business, supplier, customer, or employee information or the failure to protect the privacy rights of our employees in their personal identifying information. In addition, the disclosure of non-public information could lead to the loss of our intellectual property and diminished competitive advantages. Should any of the foregoing events occur, we may be required to incur significant costs to protect against damage caused by these disruptions or security breaches in the future, any of which could have a material adverse effect on our business, financial condition, cash flows and results of operations.
We may use artificial intelligence in our business and challenges in managing its use could result in reputational harm or liability, and could have a material adverse effect on our business, financial condition, cash flows and results of operations.
We may leverage artificial intelligence, including generative artificial intelligence and machine learning, in our business, including in product development, operations and software programming. Our competitors or other third parties may incorporate artificial intelligence into their businesses more quickly or more successfully than us, which could result in reputational harm and could have a material adverse effect on our business, financial condition, cash flows and results of operations.
In addition, there are significant risks involved in developing and deploying artificial intelligence and there can be no assurance that use of artificial intelligence will be beneficial to our business, including our efficiency or profitability. The rapid evolution of artificial intelligence, including the regulation of artificial intelligence by government or other regulatory agencies, will require significant resources to develop, test and maintain our platforms, offerings, services, and features to implement artificial intelligence ethically and minimize any unintended harmful impacts.
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
The industries in which we participate are highly competitive. We compete with other manufacturers of varying sizes, some of which have substantial financial resources, may be violating anti-dumping laws, or may be benefitting from subsidization in their home countries. Manufacturers compete primarily on product quality, customer relationships, service availability and price. Additionally, we face increasing competition to develop innovative products that result in lower emissions. Manufacturing over-capacity and some of our competitors’ high leverage, along with bankruptcies, economic downturn and financial stresses that affected the industry, have in the past contributed, and may in the future contribute to significant pricing pressures.
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
We also announced and initiated a plan to idle the facilities in Little Falls, Minnesota and in Goshen, Indiana, which includes job reductions and closures expected to be substantially complete by the end of the second fiscal quarter of 2026. Unforeseen factors could result in expected savings and benefits to be delayed or not realized to the full extent planned (if at all), and our business, financial condition, cash flows and results of operations may be adversely affected.
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
Our arrangement to wholly own Linq Venture Holdings LLC is subject to risks and we may fail to realize all of the expected enhanced revenue, earnings and cash flows.
As of January 1, 2026, we own 100% of Linq Venture Holdings LLC, which we previously owned, in part, as a joint venture. Our ability to realize all of the expected enhanced revenue, earnings, and cash flows from our sole ownership of Linq Venture Holdings LLC, will depend, in substantial part, on our ability to continue to successfully develop, operate, and scale a digital marketplace for the transportation and logistics distribution industry.
If we are not able to successfully complete our digital marketplace strategy, the anticipated enhanced revenue, earnings and cash flows resulting from this subsidiary may not be realized fully or may take longer to realize than expected.

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
The U.S. government previously announced, and in some cases implemented, an approach to trade policy that includes renegotiating or potentially terminating certain trade agreements, as well as implementing, increasing or reinstating tariffs on foreign goods and raw materials such as steel and aluminum. These tariffs and potential tariffs have resulted, and may further result, in increased prices for certain imported goods and raw materials and retaliatory tariffs and trade measures from other countries. While we source most of our materials and components domestically, tariffs and potential tariffs have caused, and may continue to cause, price increases and volatility for domestically sourced goods and materials required for our products, particularly aluminum and steel. When the costs of our components and raw materials increase, we may not be able to hedge or pass on these costs to our customers, which could have a material adverse effect on our business, financial condition, cash flows and results of operations.

Product liability and other legal claims could have a material adverse effect on our business, financial condition, cash flows and results of operations.
As a manufacturer of products widely used in commerce, we are subject to product liability claims and litigation, as well as warranty claims. From time-to-time claims may involve material amounts and novel legal theories, and any insurance we carry may not provide adequate coverage to insulate us from material liabilities for these claims, or we may not be able to maintain this insurance on our preferred terms or at an acceptable cost. Additionally, we have been, and may in the future be, party to safety-related litigation that has and could in the future materially and adversely affect our financial condition, results of operations and cash flows. Our strategy has been, and continues to be, to mount a vigorous defense against such claims. We cannot predict with certainty the extent to which we will be successful in litigating or otherwise resolving these claims in the future, and we continue to evaluate different strategies related to the safety-related claims filed against us. Even if lawsuits are decided in our favor, or are unfounded, we may incur material expenses and reputational damage. Such matters may also require significant management attention. Unfavorable rulings, judgments or settlement terms or any increases in product recalls or warranty claims could have a material adverse impact on our business and financial condition, results of operations and cash flows.
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
If our cash flows and capital resources are insufficient to fund our debt service obligations, and other cash requirements, we could face substantial liquidity problems and be forced to reduce or delay capital expenditures or to sell assets or operations, seek additional capital or restructure or refinance our indebtedness. We may not be able to affect any such alternative measures, if necessary, on commercially reasonable terms or at all and, even if successful, such alternative actions may not allow us to meet our scheduled debt service obligations. Rising interest rates, along with actions by credit ratings agencies, such as downgrades or negative changes to our ratings outlook, may also reduce our ability to access the capital markets and/or increase our cost of capital either of which could have material adverse effects on our financial condition and cash flows. The indenture governing the Senior Notes and the Revolving Credit Agreement (each, as defined below) restrict (a) our ability to dispose of assets and use the proceeds from any such dispositions and (b) the Company’s and our subsidiaries’ ability to raise debt or certain equity capital to repay our indebtedness when it becomes due. We may not be able to consummate those dispositions or to obtain sufficient proceeds to meet any debt service obligations then due.
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
As of December 31, 2025, we had approximately $445.0 million of total indebtedness, and approximately $205.9 million of additional borrowings were available and undrawn under the Revolving Credit Agreement (as defined below). We also have other contractual obligations and currently pay a regular quarterly dividend of $0.08 per share, or approximately $3.7 million in the aggregate per quarter.
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
Our Senior Notes indenture and Revolving Credit Agreement contain restrictive covenants that, if breached, could limit our financial and operating flexibility and subject us to other risks.
Our Senior Notes indenture and Revolving Credit Agreement include customary covenants limiting our ability to, among other things, pay cash dividends, incur debt or liens, redeem or repurchase stock, enter into transactions with affiliates, merge, dissolve, repay subordinated indebtedness, make investments and dispose of assets. Under our Revolving Credit Agreement, we are required to maintain a minimum fixed charge coverage ratio of not less than 1.0 to 1.0 as of the end of any period of 12 fiscal months when excess availability under the facility is less than the greater of (a) 10% of the lesser of (i) the total revolving commitments and (ii) the borrowing base (such lesser amount, the “Line Cap”) and (b) $25 million.
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
As of December 31, 2025, we believe we are in compliance with the provisions of our Senior Notes indenture and our Revolving Credit Agreement. Our ability to comply with the various terms and conditions in the future may be affected by events beyond our control, including prevailing economic, financial and industry conditions.
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
Technical Safeguards: The Company deploys technical safeguards that are designed to protect the Company’s information systems from cybersecurity threats, like security solutions that leverage artificial intelligence and machine learning to detect, investigate, and respond to threats, extensive encryption, firewalls, an extended detection and response (XDR) platform with automated incident detection and response features, anti-malware functionality and access controls, which are evaluated and improved through vulnerability assessments and cybersecurity threat intelligence. The Company’s cybersecurity controls are incorporated into our internal control environment, managed and tested in accordance with the Sarbanes-Oxley Act. When a weakness in the Company’s technical safeguards is identified, the Company works to mitigate and prevent exploitation of the Company’s information.

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
Third-Party Risk Management: The Company leverages third parties that support various operational and technical functions, some of which require limited access to internal systems and data. The Company has implemented a comprehensive third-party risk management program that includes vendor assessments and ongoing third-party monitoring to mitigate these risks and ensure compliance with security policies and industry standards. All third-party access is protected and managed by the same security controls, processes and policies used by the Company for internal accounts.
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
ITEM 3—LEGAL PROCEEDINGS
As of December 31, 2025, the Company was named as a defendant or was otherwise involved in numerous legal proceedings and governmental examinations, including class action lawsuits, in connection with the conduct of its business activities, in various jurisdictions, both in the United States and internationally. Accrual for losses have been recorded in accordance with GAAP. On the basis of information currently available to it, management does not believe that existing proceedings and investigations will have a material impact on our consolidated financial condition or liquidity if determined in a manner adverse to the Company. However, such matters are unpredictable, and we could incur judgments or enter into settlements for current or future claims that could materially and adversely affect our financial statements. Costs associated with the litigation and settlements of legal matters are reported within General and administrative expenses in the Consolidated Statements of Operations.
Legal Matter Estimated Liability
The Company has been named as a defendant in California state court in a purported class action lawsuit, alleging wage and hour claims under California-specific employment laws (“Pending Class Action”). During the fourth quarter of 2025, in accordance with ASC 450, the Company concluded a liability related to the Matter was probable and estimable. As such, an estimated liability of $0.7 million was included in General & administrative expenses in the Consolidated Statements of Operations for the year ended December 31, 2025. During the fourth quarter of 2025, the Company reached an agreement to resolve the Pending Class Action via settlement for an amount materially consistent with the estimated liability. The court continues to evaluate the settlement agreement, so the matter remains open until the agreement is approved by the court and satisfied.

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
On November 13, 2019, the Company received a notice that it was considered one of several PRPs by the Indiana Department of Environmental Management (“IDEM”) under CERCLA and state law related to substances found in soil and groundwater at a property located at 817 South Earl Avenue, Lafayette, Indiana (the “Site”). The Company has never owned or operated the Site, but the Site is near certain of the Company’s owned properties. In 2020, the Company agreed to implement a limited work plan to further investigate the source of the contamination at the Site and worked with IDEM and other PRPs to finalize the terms of the work plan. The Company submitted its initial site investigation report to IDEM during the third quarter of 2020, indicating that the data collected by the Company’s consultant confirmed that the Company’s properties are not the source of contamination at the Site. In December 2021, after completing further groundwater sampling work, the Company submitted to IDEM a supplemental written report, which again stated that the Company is not a responsible party and the Company’s properties are not a source of any contamination. In June 2022, the Company and other PRPs finalized Work Plan Addendum No. 3, which provided for additional groundwater sampling on another PRP property. The Company completed all additional sampling and submitted supplemental reports to IDEM as of the first quarter of 2024. All available information and reports establish there is no source of any contamination on the Company’s owned properties. As of December 31, 2025, based on the information available, the Company does not expect this matter to have a material adverse effect on its financial condition or results of operations.
On December 1, 2025, the Company received a notice that it was considered one of several PRP’s by the Environmental Protection Agency (“EPA”) under CERCLA pertaining to the Motorola, Inc. 52nd Street Superfund Site in Maricopa, Arizona. The Superfund Site is divided into three operable units (“OUs”). The EPA’s allegation that the Company was a PRP arises out of the Company’s acquisition of a former branch facility located approximately five miles from the original Superfund Site. The Company acquired this facility in 1997, operated the facility until 2000, and sold the facility to a third party in 2002. In June 2010, the Company was contacted by the Roosevelt Irrigation District (“RID”) informing it that the Arizona Department of Environmental Quality (“ADEQ”) had approved a remediation plan in excess of $100 million for the RID portion of the Superfund Site, and demanded that the Company contribute to the cost of the plan or be named as a defendant in a CERCLA action to be filed in July 2010. The Company initiated settlement discussions with the RID and the ADEQ in July 2010 to provide a full release from the RID, and a covenant not-to-sue and contribution protection regarding the former branch property from the ADEQ, in exchange for payment from the Company. In May 2016, the Company, the ADEQ and the RID executed the originally proposed settlement agreements and, following a statutorily required 30-day public comment period, the settlement agreements were finalized and the Company paid $0.2 million, which had been accrued by the Company since 2010. ADEQ is the lead agency for OU1 and OU2 of the Superfund Site, while EPA is the lead agency for OU3. In October 2025, EPA finalized a Record of Decision for a final remedy for OU3, in which it approved a remediation plan for targeted in-situ injection and monitored attenuation, with an estimated cost of $12.9 million as to all relevant parties. As of December 31, 2025, based on the information available, the Company does not expect this matter to have a material adverse effect on its financial condition or results of operations.
ITEM 4—MINE SAFETY DISCLOSURES
Not Applicable.

PART II
ITEM 5—MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Information Regarding our Common Stock
Our common stock is traded on the New York Stock Exchange under the ticker symbol “WNC.” The number of record holders of our common stock at February 9, 2026 was 468.
In December 2016, our Board of Directors approved the reinstatement of a dividend program under which we pay regular quarterly cash dividends to holders of our common stock. Prior to 2017, no dividends had been paid since the third quarter of 2008. Future payments of cash dividends will depend on our earnings, capital availability, financial condition, and the discretion of our Board of Directors.
Our Certificate of Incorporation, as amended and approved by our stockholders, authorizes 225 million shares of capital stock, consisting of 200 million shares of common stock, par value $0.01 per share, and 25 million shares of preferred stock, par value $0.01 per share.
Performance Graph
The following graph compares the cumulative total returns for an investment in our common stock, the S&P 500 Composite Index, and the Dow Jones Transportation Index. It covers the five-year period commencing December 31, 2020 and ending December 31, 2025. The graph assumes that the initial value of the investment in our common stock and in each index was $100 on December 31, 2020.
Comparative of Cumulative Total Return
December 31, 2020 through December 31, 2025
among Wabash National Corporation, the S&P 500 Index,
and the Dow Jones Transportation Index

	Base Period December 31,	Indexed Returns Years ended December 31,
Company/Index	2020	2021	2022	2023	2024	2025
Wabash National Corporation	$100.00	$115.22	$135.37	$155.41	$105.66	$55.11
S&P 500 Index	$100.00	$126.89	$102.22	$126.99	$156.59	$182.25
Dow Jones Transportation Index	$100.00	$131.75	$107.08	$127.12	$127.10	$138.78

Purchases of Our Equity Securities
On February 15, 2024, our Board of Directors approved the repurchase of an additional $150 million in shares of common stock over a three-year period. This authorization was an increase to the previous $150 million repurchase program approved in August 2021 and the previous $100 million repurchase programs approved in November 2018, February 2017, and February 2016. The repurchase program is set to expire in February 2027. Stock repurchases under this program may be made in the open market or in private transactions at times and in amounts determined by us. During the fourth quarter of 2025, there were 83,186 shares repurchased pursuant to our repurchase program. As of December 31, 2025, $93.2 million remained available under the program. Additionally, for the quarter ended December 31, 2025, there were 2,012 shares surrendered or withheld to cover minimum employee tax withholding obligations generally upon the vesting of restricted stock awards.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Amount That May Yet Be Purchased Under the Plans or Programs ($ in millions)
October 2025	2,012	$8.31	—	$93.9
November 2025	83,186	$7.74	83,186	$93.2
December 2025	—	$—	—	$93.2
Total	85,198	$7.75	83,186	$93.2

ITEM 6—RESERVED

ITEM 7—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) describes the matters that we consider to be important to understanding the results of our operations for the years ending December 31, 2025 and December 31, 2024. In addition, we address our capital resources and liquidity as of December 31, 2025. Our discussion begins with our assessment of the condition of the North American trailer industry along with a summary of the actions we have taken to strengthen the Company. We then analyze the results of our operations for the last two years, including trends in the overall business and our operating segments, followed by a discussion of our cash flows and liquidity, capital market events, debt obligations, and contractual commitments. We conclude with a review of critical accounting judgments and estimates and information on recent accounting pronouncements that we adopted during the year, if any, as well as those not yet adopted that may have a material impact on our financial accounting practices, if any.
For a discussion of results of operations for the year ended December 31, 2024 compared to the results of operations for the year ended December 31, 2023, see Part II, Item 7,—”Management's Discussion and Analysis of Financial Condition and Results of Operations” of our 2024 Annual Report on Form 10-K, filed with the SEC on February 18, 2025.
Executive Summary
In 2025, the company continued to build on our strategic accomplishments of 2024 by demonstrating improved resilience during an industry down-cycle and maintaining a forward posture by continuing to invest in strategic growth in a manner that's unprecedented relative to market conditions. Operating profit in 2025 totaled $307.5 million and the operating margin was 19.9%. The Company’s operating profit includes a $418.6 million non-cash charge for punitive damages stemming from the Product Liability Matter as further described in Note 15 in the Notes to Consolidated Financial Statements. Additional discussion related to financial results are included in the “Results of Operations” section below.

Throughout 2025, we have continued to create more points of connection with our customers with greater focus on Parts & Services as well as innovative offerings like Trailers as a Service (TaaS)℠ that allow us to add recurring, longer-term value beyond an initial transaction. These advancements have not only deepened our customer engagement but have also enriched our collaborations with supplier and technology partners. We have solidified specific partnerships that are enabling us to grow our recurring revenue within the transportation, logistics and infrastructure ecosystem. Our Wabash Parts joint venture rapidly established significant distribution capabilities that allow our dealer network efficient access to our comprehensive portfolio of aftermarket parts. In 2025, Wabash exercised its option to acquire its joint venture partner’s 51% membership interest in Linq Venture Holdings, LLC, a transaction that makes it a wholly-owned subsidiary. Linq Venture Holdings, LLC continues to play a crucial role in advancing our digital capabilities, which aim to revolutionize the online experience for our dealers, traditional and non-traditional suppliers of both parts and services and a broad set of customers spanning across the vast transportation and logistics landscape. Additionally, our 2023 investment to add 20% more dry van manufacturing capacity at our Lafayette facility has reinforced our go-to-market strategy with a portfolio-based selling approach that leverages the breadth of our products.
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
Throughout 2025, we demonstrated our commitment to being responsible stewards of the business by maintaining a balanced approach to capital allocation. The resilience of our operations and our strong financial position provided us the opportunity to take specific actions as part of our ongoing commitment to prudently manage the overall financial risks of the Company, returning capital to our shareholders, and optimizing our capital structure for long-term growth. These actions included repurchasing $30.9 million (inclusive of excise tax) of common stock under the share repurchase program approved by our Board of Directors and paying dividends of $13.8 million. In addition, as further described in the “Liquidity and Capital Resources” section below, in September 2022 we amended our Revolving Credit Agreement. The amendment increased the total credit facility to $350 million, extended the maturity to September 2027, which is the nearest maturity date of our long-term debt, and as of December 31, 2025, there was $45.0 million outstanding under the Revolving Credit Agreement. Collectively, these actions demonstrate our confidence in the financial outlook of the Company and our ability to generate cash flow, both near and long term, and reinforce our overall commitment to deliver shareholder value while maintaining the flexibility to continue to execute our strategic plan for profitable growth and diversification.
In addition to overall industry risks, there are downside risks relating to issues with both the domestic and global economies, including the housing, energy, and construction-related markets in the U.S. Other potential risks as we proceed into 2026 primarily relate to the fact that we rely on a limited number of suppliers for certain key components and raw materials in the manufacturing of our products, including tires, landing gear, axles, suspensions, aluminum extrusions, chassis and specialty steel coil. While we have taken actions to mitigate certain of these risks, there may be additional or increased shortages of supplies of raw materials or components which would have an adverse impact on our ability to meet demand for our products. Despite these risks, we believe we are well positioned to capitalize on a historically normalized overall demand level while maintaining or growing margins through improvements in product pricing as well as productivity and other operational excellence initiatives.

As we enter 2026, we will continue to adjust to changes in the current environment, preserve the strength of our balance sheet, prioritize the safety of our employees, and ensure the liquidity and financial well-being of the Company. We believe we remain well-positioned for both near-term and long-term success in the transportation, logistics, and infrastructure industries because: (1) our core customers are among the major participants in these industries; (2) our technology and innovation provides value-added solutions for our customers by reducing operating costs, improving revenue opportunities, and solving unique transportation problems; (3) our Wabash Management System (“WMS”) principles and processes and enterprise-wide lean efforts drive focus on the interconnected processes that are critical for success across our business; (4) our significant brand recognition, presence throughout North America, and the utilization of our extensive dealer network to market and sell our products; and (5) our One Wabash approach to create a consistent, superior experience for all customers who seek our connected solutions in the transportation, logistics, and infrastructure markets. By continuing to be a premier provider of diverse solutions aimed at optimizing end-to-end supply chains across the transportation, logistics, and infrastructure industries we expect to leverage our existing assets and capabilities into higher margin products and markets by delivering connected value-added customer solutions.
Operating Performance
We generally measure our operating performance in five key areas – Safety/Morale, Quality, Delivery, Cost Reduction, and Environment. We maintain a continuous improvement mindset in each of these key performance areas.
Safety/Morale. The safety of our employees is a core value. We demonstrate this core value by working on innovations to protect the people who operate our equipment and partnering with others to promote higher standards in transportation and manufacturing. We continually focus on reducing the severity and frequency of workplace injuries to create a safe environment for our employees and minimize workers compensation costs. We believe that our improved environmental, health, and safety management translates into higher labor productivity and lower costs as a result of less time away from work and improved system management. See the “Human Capital Resources and Management” section in Part I, Item 1, "Business" of this Annual Report on Form 10-K for additional detail on our commitment to safety and human capital.
Quality. Our commitment to quality and safety is backed by a robust concern reporting system and associated processes. Any Wabash employee can report a potential safety-related concern that could cause an unreasonable risk of harm. Potential or reported safety concerns are routed to a cross-functional Product Safety Team that includes members from Quality, Warranty, Engineering, Sales and Strategic Sourcing. The Product Safety Team investigates submissions and serves as an initial filter of potential safety issues. Issues that need to be escalated are sent to the Product Safety Council, which consists of executive team members who will coach and give final direction to the Product Safety Team. We monitor product quality on a continual basis through a number of means for both internal and external performance as follows:
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
▪External performance. We actively track our warranty claims and costs to identify and drive improvement opportunities in quality and reliability for our customers. Early lifecycle warranty claims for our van trailers are trended for performance monitoring. Using a unit-based warranty reporting process to track performance and document failure rates, early lifecycle warranty units per 100 van trailers shipped averaged approximately 2.5, 2.8, and 2.6 units in 2025, 2024 and 2023, respectively. Continued low claim rates have been driven by our successful execution of continuous improvement programs centered on process variation reduction and responding to the input from our customers. We expect that these activities will continue to allow us to manage our total warranty cost profile.
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

▪Through deployment of the Wabash Management System (“WMS”), all of our business reporting segments have focused on increasing velocity at all our manufacturing locations. We have engaged in extensive lean training and over the last several years have deployed purposeful capital to accelerate our productivity initiatives.
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
Environment. We have been on a sustainability journey since the Company’s inception. Uniquely incentivized to improve product designs by utilizing new composite materials to reduce the weight and improve the durability of our products, we are a leader in creating value for customers by facilitating improved fuel efficiency and ensuring the quality and longevity of our equipment. We commit to our employees, customers, and shareholders to conduct our business responsibly, protect the environment through pollution prevention, and uphold employee health and safety as a core company value. Energy conservation efforts are another critical part of our commitment to continuous improvement and environmental stewardship, and we drive energy conservation efforts across all of our facilities. This policy includes improving operational efficiency as well as upgrading to energy-conserving equipment where possible.
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
During 2024, our recycling programs and use of recycled materials saved 213,000 cubic yards of landfill space, 53,000,000 kilowatt-hours of electricity, 57,800 metric tons of greenhouse gas emissions, and 31,600 mature trees. In addition, in December 2025, we were recognized among Newsweek’s America’s Most Responsible Companies 2026.
In addition, manufacturers across multiple industries choose our proprietary DuraPlate® composite technology for its versatility and strength. Each DuraPlate® panel and product contains between 15% and 30% post-consumer resin (“PCR”). By using PCR in the manufacture of DuraPlate®, Wabash has diverted the equivalent of more than 1.93 billion plastic bottles from landfills including 75.4 million bottles in 2024. Furthermore, at the end of the product lifespan, DuraPlate® is recyclable.
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
Transportation / Trailer Cycle. The trailer industry generally follows the transportation industry cycles. The most recent estimates from industry forecasters ACT Research Co. (“ACT”) and FTR Associates (“FTR”) indicate total United States trailer production levels for 2025 of approximately 196,000 and 195,000, respectively, which represents a decrease of approximately 16.6% and 15.2%, respectively, from 2024 production levels.
Current estimates from ACT and FTR for 2026 United States trailer production are 183,000 and 180,000, respectively, representing a decrease of approximately 6.6% and a decrease of 7.7%, respectively, versus 2025. These estimates are generally in-line with our expectations as trailer manufacturers manage a continued weak of 2026 demand compared to previous years due to the continuing freight recession.

ACT is forecasting annual new trailer production levels for 2027, 2028, 2029, and 2030 of approximately 257,000, 297,000, 307,000, and 299,000, respectively. In addition, FTR is forecasting annual new trailer production for 2027, 2028, 2029 of approximately 231,000, 291,000, and 298,000, respectively. These estimates are generally more consistent with historical trailer industry production levels, and in some years higher than historical production levels. However, overall economic uncertainty and continued soft demand in the industry for certain of our products could continue to impact these estimates. This uncertainty and softness are evident in the ACT and FTR forecasts, particularly for 2026 production. However, we believe that our strategic plan and actions taken over the last several years have positioned us to remain well-suited to adapt to changes in the industry and demand environment due to our strong balance sheet, liquidity profile, and diversification.
Transportation Regulations and Legislation. There are several different areas within both federal and state government regulations and legislation that are expected to have an impact on trailer demand, including:
▪The Canadian Department of the Environment continues to delay the trailer portions of Canada’s greenhouse gas regulations (“GHG2”), essentially following the California Air Resource Board (“CARB”), who will provide at least a six-month notice prior to commencement of enforcing GHG2. This rule mirrored the EPA GHG2 regulations and would only apply to Wabash trailers registered in Canada.
▪On December 3, 2019, CARB issued an official advisory notifying trailer manufacturers that CARB will be suspending enforcement of GHG2 trailer requirements and will provide at least a six-month written notice prior to commencement of enforcing GHG2. If we were to receive CARB’s six-month advance notice of enforcement, more stringent van trailer standards would potentially become effective for various model years—requiring more advanced fuel efficiency technologies, such as rear boat tails and higher percentage improvement side skirts and tires. CARB continues to suspend enforcement as a six-month written notice has not been issued. We will continue to monitor the status of the regulation.
▪CARB Advanced Clean Fleet (“ACF”) legislation sets requirements for organizations to reduce the overall emissions of the vehicle fleets they operate. These standards applied to fleets owned and operated by Wabash at the Moreno Valley and Perris, California facilities as well as many Wabash customers who own and operate fleets in California. In early 2025, CARB withdrew a waiver request from EPA and will not enforce ACF regulations for high-priority (large commercial) and drayage fleets. State and local government fleets remain subject to the regulation.
▪CARB’s Advanced Clean Truck (“ACT”) regulations impact the truck body chassis manufacturers that supply to Wabash by setting an annual zero emission sales requirement. Congress has since revoked previously-issued waivers for CARB’s ACT through a Congressional Review Act. This regulation is being challenged by multiple states as well as the EPA and DOJ. However, CARB is continuing efforts to advance electric vehicle deployment and adoption and has issued a report outlining potential means for doing the same. Wabash will continue to monitor the lawsuits surrounding this regulation while gathering information from customers and suppliers regarding any continued push to drive larger market penetration of electric commercial trucks over the coming years beyond an immediate compliance-only driven solution.
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
▪EPA’s American Innovation and Manufacturing Act (“AIM”) continues to phase-down the production and consumption of hydrofluorocarbons (“HFCs”) in the United States. The AIM Act currently mandates that EPA provide Wabash with application-specific allowances to manufacture EcoNex™ Technology products. Such allowances operate to increase certainty that HFCs are made available to Wabash during the time that the application-specific provisions are active. EPA has extended the allocation program for another five years or through 2031. Wabash has not been impacted by any reduction in availability or increase in cost of HFCs and did not request allowances for 2026 based on current demand as well as existing inventory.
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

▪PFAS regulations are being developed and issued by EPA and various states. We are monitoring the regulations and their applicability to our operations and products. Minnesota’s Pollution Control Agency (“MPCA”) has issued a reporting requirement for manufacturers who distribute for sale into the state any product or component that contains intentionally-added PFAS. The MPCA regulation includes a ban on non-essential uses beginning in 2032. Wabash is working closely with its suppliers to understand whether any supplied components or materials contain any such PFAS under this regulation.
Other Developments. Other developments and potential impacts on the industry include:
▪While EPA and the National Highway Traffic Safety Administration (“NHTSA”) are unable to regulate trailers due to a previous ruling, which reduces the risk to trailer manufacturers in the near term, CARB continues to seek additional states to join their position in attempting to drive regulation at the state level.
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
▪We expect that the majority of freight in our industry will continue to be moved by truck and, according to ATA, total freight transportation revenue is expected to increase from an estimated $921 billion in 2025 to $1.46 trillion in 2035.
▪The ongoing transition from diesel tractors (and their coolant systems) to electric or fuel cell vehicles changes how heated or cooled trailers can regulate temperature. This creates a market need for alternate heating and cooling solutions.
▪The impacts of the continued near-shoring trend should be positive for trucking. It will continue to impact current supply chain routes, with possible movement of logistics hubs.
▪Oversupply of refrigerated trailers in 2022-2023 has led to a surplus of inventory in the market, which put downward pressure on supply since 2024. The long-term outlook of the market still remains strong, and is expected to follow the same industry trend as the total trailer market as demand softness subsides.

Results of Operations
2025 Compared to 2024
Net Sales
Net sales in 2025 decreased $404.0 million, or 20.8%, compared to 2024. By business segment, net sales prior to intersegment eliminations and related trailer units sold were as follows (dollars in thousands):

	Year Ended December 31,		Change
	2025	2024	Amount	%
	(prior to elimination of intersegment sales)
Sales by Segment
Transportation Solutions	$1,344,377	$1,755,133	$(410,756)	(23.4%)
Parts & Services	237,120	205,062	32,058	15.6%
Eliminations	(38,743)	(13,455)	(25,288)
Total	$1,542,754	$1,946,740	$(403,986)	(20.8)%

New Units Shipped	(units)
Trailers(1)	27,770	32,100	(4,330)	(13.5%)
Truck bodies	10,600	14,255	(3,655)	(25.6)%
Total	38,370	46,355	(7,985)	(17.2%)

Used Units Shipped	(units)
Trailers	105	80	25	31.3%
—————————
(1) Trailer shipments for 2025 and 2024 do not include TaaS units transferred of 1,262 and 63 units, respectively.
TS segment sales, prior to the elimination of intersegment sales, were $1,344.4 million in 2025, a decrease of $410.8 million, or 23.4% compared to 2024. The decrease in sales was primarily due to a decline in shipments due to lower demand. New trailers shipped during 2025 totaled 27,770 compared to 32,100 trailers in prior year, a decrease of 13.5%. New truck bodies shipped during 2025 totaled 10,600 compared to 14,255 truck bodies in prior year, a decrease of 25.6%. The decrease in shipments was primarily driven by lower demand due to the softening freight market.
P&S segment sales, prior to the elimination of intersegment sales, were $237.1 million in 2025, an increase of $32.1 million, or 15.6%, compared to 2024. The overall increase in sales for this segment was due primarily to the growth of our Upfitting centers and our Trailers as a Service (TaaS)℠ offerings, which combined grew by $24.7 million compared to 2024.
Cost of Sales
Cost of sales was $1,472.8 million in 2025, a decrease of $208.8 million, or 12.4%, compared to 2024. Cost of sales is comprised of material costs, a variable expense, and other manufacturing costs, comprised of both fixed and variable expenses, including direct and indirect labor, outbound freight, overhead expenses, and depreciation.
TS segment cost of sales was $1,318.7 million in 2025, a decrease of $218.9 million, or 14.2%, compared to 2024. The decrease in cost of sales, which was primarily driven by lower shipment volumes, resulted in a decrease in materials costs of $133.7 million, or 13.5%, a decrease in labor and employee related costs of $46.7 million, or 15.8%, along with a decrease in certain other manufacturing costs.
P&S segment cost of sales, prior to the elimination of intersegment sales, was $192.9 million in 2025, an increase of $35.3 million, or 22.4%, compared to 2024. The increase in cost of sales, which was primarily driven by higher sales, resulted in an increase in materials costs of $24.8 million, or 23.6%, offset by an increase in labor and employee related costs of $3.0 million, or 10.0%, and an increase in certain other overhead costs associated with increased sales and growth initiatives within the segment.

Gross Profit
Gross profit was $69.9 million in 2025, a decrease of $195.2 million, or 73.6% from 2024. Gross profit as a percentage of sales, or gross margin, was 4.5% in 2025 as compared to 13.6% in 2024. Gross profit by segment was as follows (in thousands):

	Year Ended December 31,		Change
	2025	2024	$	%
Gross Profit by Segment
Transportation Solutions	$25,714	$217,618	$(191,904)	(88.2)%
Parts & Services	44,197	47,454	(3,257)	(6.9)%
Total	$69,911	$265,072	$(195,161)	(73.6)%
TS segment gross profit was $25.7 million in 2025 compared to $217.6 million in 2024, a decrease of $191.9 million. Gross profit, as a percentage of net sales prior to the elimination of intersegment sales, was 1.9% in 2025 as compared to 12.4% in 2024, a decrease of 10.5%. The overall decrease in gross profit from the prior year period was primarily driven by the decline in shipments across all of our product lines. Conversion costs that did not decline as much as sales further reduced gross profit as a percentage of net sales.
P&S segment gross profit was $44.2 million in 2025 compared to $47.5 million in 2024. Gross profit, as a percentage of net sales prior to the elimination of intersegment sales, was 18.6% in 2025 compared to 23.1% in 2024, a decrease of 4.5%. The overall decrease in gross profit was primarily related additional costs associated with business growth and differences in the mix of revenues within the segment.
General and Administrative Expenses
General and administrative expenses were $(286.8) million in 2025, which decreased $867.5 million, or 149.4%, compared to 2024. The year-over-year decrease was primarily driven by developments related to the Product Liability Matter, as defined and further described in Note 15 to the Consolidated Financial Statements. In 2024, Wabash recorded a $450 million loss related to this matter. In 2025, following a reduction in the judgment, the Company recognized a $418 million gain. This favorable impact was partially offset by an increase in employee-related general and administrative costs, including wages, benefits, and incentive compensation programs, of approximately $8.7 million. As a percentage of net sales, general and administrative expenses were (18.6)% in 2025 compared to 29.8% in 2024. The year-over-year change as a percentage of net sales was primarily attributable to the impact of the Product Liability Matter.
Selling Expenses
Selling expenses were $24.4 million in 2025, a decrease of $3.6 million, or 12.8%, compared to 2024. The decrease was primarily attributable to a decrease in advertising and promotional expense of approximately $3.1 million, which is due in part to expenses incurred during the 2024 period related to our Ignite Conference. As a percentage of net sales, selling expenses were 1.6% in 2025 compared to 1.4% in 2024. The overall increase in selling expenses as a percentage of net sales was primarily attributable to the decrease in sales outpacing the decrease in selling expenses.
Amortization of Intangibles
Amortization of intangibles was $11.2 million in 2025 compared to $12.0 million in 2024. Amortization of intangibles was the result of expenses recognized for intangible assets recorded from previous acquisitions. In 2025, trademark intangibles acquired in conjunction with the Trailerhawk acquisition began amortization, and are included in the $11.2 million of spend in 2025 . There were certain technology-related intangible assets that became fully amortized 2024.
Impairment and Other, Net
Impairment and other, net was a net loss of $13.6 million during 2025 and a net loss of $0.5 million during 2024. Activity during the current year period primarily related to the Company’s announcement of its plan to idle its facilities in Little Falls, Minnesota and in Goshen, Indiana. The Company reviewed the asset group for impairment and as a result, machinery and equipment assets at the Little Falls, Minnesota facility previously valued at $17.2 million were determined to have a fair value of $3.8 million, resulting in a $13.4 million impairment charge recognized in the fourth quarter of 2025. Little Falls, Minnesota production is a part of the Transportation Solutions segment. The review of the Goshen, Indiana asset group , which also is a part of the Transportation Solutions segment, did not result in an impairment.
Other Income
Interest expense in 2025 totaled $21.3 million compared to $19.8 million in 2024. Interest expense relates to interest and non-cash accretion charges on our Senior Notes and Revolving Credit Agreement. Interest expense in the current year period increased compared to the 2024 period due to borrowing activities under the Revolving Credit Facility in 2025.

Other, net for 2025 represented income of $4.0 million as compared to income of $5.4 million for 2024. Income for both the current and prior year period primarily relates to interest income.
Income Taxes
We recognized income tax expense of $71.5 million in 2025 compared to income tax benefit of $93.5 million in 2024. The effective tax rate for 2025 was 25.3% compared to 24.8% for 2024. The effective tax rate for both 2025 and 2024 differs from the U.S. Federal statutory rate of 21.0% primarily due to the impact of state and local taxes and discrete items, including stock-based compensation. Net cash refunds for income taxes in 2025 was $1.3 million compared to net cash paid during 2024 of $29.8 million.
Liquidity and Capital Resources
Capital Structure
Our capital structure is comprised of a mix of debt and equity. As of December 31, 2025, our debt-to-equity ratio was approximately 1.2:1.0. Our long-term objective is to generate operating cash flows sufficient to support the growth within our businesses and increase shareholder value. This objective will be achieved through a balanced capital allocation strategy of sustaining strong liquidity, maintaining healthy leverage ratios, investing in the business both organically and strategically, and returning capital to our shareholders. Our Board of Directors designated a Finance Committee to assist the Board in overseeing the Company’s capital structure, financing, investment, and other financial matters of importance.
Throughout 2025, in keeping with this balanced approach, we repurchased $30.9 million (inclusive of excise tax) of common stock under the share repurchase program approved by our Board of Directors and paid dividends of $13.8 million. Additionally, as described in the “Debt Agreements and Related Amendments” section below, in September 2022 we amended our Revolving Credit Agreement. The amendment increased the total revolving commitments to $350 million and extended the maturity to September 2027, the nearest maturity date of our long-term debt. As of December 31, 2025, there was $45.0 million outstanding under the Revolving Credit Agreement. Collectively, these demonstrate our confidence in the Company’s long-term financial outlook and ability to generate cash flow both near and long term. They reinforce our commitment to delivering shareholder value while maintaining the flexibility to execute our strategic plan for profitable growth and diversification.
Our liquidity position, defined as cash on hand and available borrowing capacity under the Revolving Credit Facility, was $235.3 million as of December 31, 2025, compared to $421.9 million as of December 31, 2024, representing a decrease of 44%. The decrease in liquidity from the prior year is primarily attributable to a lower cash balance and lower available revolver capacity at December 31, 2025, resulting from a reduction in cash provided by operating activities in 2025 versus 2024. For 2026, we expect to continue our commitment to fund our working capital requirements and capital expenditures from net cash provided by operations or available borrowing capacity under the Revolving Credit Agreement, as needed. Along with these investments, we will also maintain our assets to react to any economic and/or industry changes, while also responsibly returning capital to our shareholders. We will continue to move rapidly to adjust to the current environment and preserve the strength of our balance sheet, while prioritizing the safety of our employees and ensuring the liquidity and financial well-being of the Company.
Debt Agreements and Related Amendments
Senior Notes
On October 6, 2021, we closed on an offering of $400 million in aggregate principal amount of our 4.50% unsecured Senior Notes (the “Senior Notes”). The Senior Notes were issued pursuant to an indenture dated as of October 6, 2021, by and among us, certain subsidiary guarantors named therein (the “Guarantors”) and Computershare Trust Company, N.A., as trustee (the “Indenture”). The Senior Notes bear interest at the rate of 4.50% and pay interest semi-annually in cash in arrears on April 15 and October 15 of each year. The Senior Notes will mature on October 15, 2028.
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
The Indenture contains customary events of default, including payment defaults, breaches of covenants, failure to pay certain judgments and certain events of bankruptcy, insolvency and reorganization. If an event of default occurs and is continuing, the principal amount of the Senior Notes, plus accrued and unpaid interest, if any, may be declared immediately due and payable. These amounts automatically become due and payable if an event of default relating to certain events of bankruptcy, insolvency or reorganization occurs. As of December 31, 2025, we were in compliance with all covenants.
From time to time we may evaluate various alternatives available with respect to addressing the October 2028 maturity of the Senior Notes, including the purchase, redemption, refinancing, amending, exchanging, extending or otherwise retiring any amount of our outstanding indebtedness at any time, in open market or privately negotiated transactions with the holders of such indebtedness or otherwise.  No final decisions have been made at this time, and the timing, structure and terms of any such transactions will depend on capital market conditions and other relevant factors.
Contractual coupon interest expense and accretion of fees for the Senior Notes for the years ended December 31, 2025, 2024 and 2023 were $18.0 million and $0.7 million, $18.0 million and $0.7 million, and $18.0 million and $0.6 million, respectively. Contractual coupon interest expense and accretion of discount and fees are included in Interest expense on the Company’s Consolidated Statements of Operations.
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
The Revolving Credit Agreement contains customary covenants limiting our ability and certain of our subsidiaries to, among other things, pay cash dividends, incur debt or liens, redeem or repurchase stock, enter into transactions with affiliates, merge, dissolve, repay subordinated indebtedness, make investments and dispose of assets. In addition, we will be required to maintain a minimum fixed charge coverage ratio of not less than 1.0 to 1.0 as of the end of any period of 12 fiscal months when excess availability under the Revolving Credit Agreement is less than the greater of (a) 10% of the lesser of (i) the total revolving commitments and (ii) the borrowing base (such lesser amount, the “Line Cap”) and (b) $25 million. As of December 31, 2025, we were in compliance with all covenants.

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
For the year ended December 31, 2025, we had payments of principal totaling $82.4 million and borrowings of principal totaling $127.4 million under the Revolving Credit Agreement. As of December 31, 2025, there was $45.0 million outstanding.
During the year ended December 31, 2024, we had payments of principal totaling $0.9 million and borrowings of principal totaling $0.9 million under the Revolving Credit Agreement. As of December 31, 2024, there were no amounts outstanding.
Interest expense under the Revolving Credit Agreement for the years ended December 31, 2025, 2024, and 2023, was approximately $2.3 million, $0.8 million, and $0.9 million, respectively. Interest expense under the Revolving Credit Agreement is included in Interest expense on the Company’s Consolidated Statements of Operations.
Cash Flow
2025 Compared to 2024
Cash provided by operating activities for 2025 totaled $11.7 million, compared to cash provided by operating activities of $117.3 million in 2024. The cash provided by operations during the current year was the result of net income adjusted for various non-cash activities, including depreciation, amortization, deferred taxes, stock-based compensation, and working capital. Changes in key working capital accounts for 2025 and 2024 are summarized below (in thousands):

	2025	2024	Change
Source (Use) of cash:
Accounts receivable	$24,072	$39,044	$(14,972)
Inventories	77,672	8,810	68,862
Accounts payable and accrued liabilities	(6,213)	(68,687)	62,474
Net source (use) of cash	$95,531	$(20,833)	$116,364
Accounts receivable decreased $24.1 million in 2025 and decreased $39.0 million in 2024. Days sales outstanding, a measure of working capital efficiency that measures the amount of time a receivable is outstanding, was approximately 34 days and 31 days for the year-ended December 31, 2025 and 2024, respectively. The decrease in accounts receivable in 2025 was primarily due to the decrease in shipments compared to 2024. Inventories decreased in 2025 by $77.7 million compared to an increase in 2024 of $8.8 million. The overall decrease in inventory for 2025 was primarily attributable to the lower inventory requirements of reduced production compared to prior year. Our inventory turns, a commonly used measure of working capital efficiency that measures how quickly inventory turns per year, were approximately 7 and 6 times in 2025 and 2024, respectively. Accounts payable and accrued liabilities decreased $6.2 million in 2025 compared to a decrease of $68.7 million for 2024. Days payable outstanding, a measure of working capital efficiency that measures the amount of time a payable is outstanding, was 40 days in 2025 and 35 days in 2024.
Investing activities used $92.7 million during 2025 compared to $94.8 million used in 2024. Investing activities for 2025 included capital expenditures for property, plant, and equipment of $24.7 million, which was a decrease compared to $72.2 million during 2024. In addition, expenditures related to revenue generating assets totaled approximately $47.5 million and expenditures related to investment in unconsolidated entities totaled approximately $18.9 million. Cash used in investing activities in 2025 was primarily related to investments in our TaaS activities. In 2024, cash used in investing activities was primarily related to capital expenditures to support growth and improvement initiatives at our facilities.
Financing activities used $2.5 million during 2025 as compared to using $86.3 million during 2024. Net cash used in 2025 primarily relates to common stock repurchases of $33.8 million and cash dividend payments to our shareholders of $13.8 million. Borrowings under our Revolving Credit Agreement totaled $127.4 million which were partially offset by payments of principal, interest, and unused fees made under our Revolving Credit Agreement of $82.4 million. We repurchased common stock of $70.9 million and paid cash dividends to our shareholders of $14.8 million in 2024.

Our liquidity position, defined as cash on hand and available borrowing capacity under the Revolving Credit Facility, was $235.3 million as of December 31, 2025 compared to $421.9 million as of December 31, 2024, representing a decrease of 44%. The decrease in liquidity from the prior year was primarily attributable to a lower cash balance and lower available revolver capacity at December 31, 2025, resulting from a reduction in cash provided by operating activities in 2025 versus 2024. Total debt obligations amounted to $445.0 million as of December 31, 2025.
For 2026 and forward, we expect to continue our commitment to fund our working capital requirements and capital expenditures from net cash provided by operations or available borrowing capacity under the Revolving Credit Agreement (as needed). Along with these investments, we will also maintain our assets to capitalize on any economic and/or industry upswings, while also responsibly returning capital to our shareholders. We will continue to move rapidly to adjust to the current environment to preserve the strength of our balance sheet, while prioritizing the safety of our employees and ensuring the liquidity and financial well-being of the Company.
Contractual Obligations and Commercial Commitments
A summary of our contractual obligations and commercial commitments, both on and off-balance sheet, as of December 31, 2025 are as follows (in thousands):

	2026	2027	2028	2029	2030	Thereafter	Total
Debt:
Revolving Credit Agreement (due 2027)	$—	$45,000	$—	$—	$—	$—	$45,000
Senior Notes (due 2028)	—	—	400,000	—	—	—	400,000
Interest Payments on Revolving Credit Agreement (If Any) and Senior Notes(1)	20,272	19,647	18,000	—	—	—	57,919
Total Debt	20,272	64,647	418,000	—	—	—	502,919
Other:
Operating Leases	15,035	10,298	6,447	4,896	3,279	602	40,557
Total Other	15,035	10,298	6,447	4,896	3,279	602	40,557
Other Commercial Commitments:
Letters of Credit	5,615	—	—	—	—	—	5,615
Raw Material Purchase Commitments	21,500	—	—	—	—	—	21,500
Chassis Agreements and Programs	59,599	—	—	—	—	—	59,599
Total Other Commercial Commitments	86,714	—	—	—	—	—	86,714
Total Obligations	$122,021	$74,945	$424,447	$4,896	$3,279	$602	$630,190
(1) Future interest payments on variable rate long-term debt (if any) are estimated based on the rate in effect as of December 31, 2025, and only include interest payments (not unused line fees).
Borrowings under the Revolving Credit Agreement bear interest at a variable rate based on the Secured Overnight Financing Rate (“SOFR”) or a base rate determined by the lender’s prime rate plus an applicable margin, as defined in the agreement. Any outstanding borrowings under the Revolving Credit Agreement bear interest at a rate, at our election, equal to (i) adjusted term SOFR plus a margin ranging from 1.25% to 1.75% or (ii) a base rate plus a margin ranging from 0.25% to 0.75%, in each case depending upon the monthly average excess availability under the Revolving Credit Agreement. We are required to pay a monthly unused line fee equal to 0.20% times the average daily unused availability along with other customary fees and expenses of our agent and lenders. During the year ended December 31, 2025, we had payments of principal of $82.4 million and borrowings of principal of $127.4 million under the Revolving Credit Agreement, and as of December 31, 2025, there was $45.0 million outstanding.
The Senior Notes bear interest at the rate of 4.5% per annum from the date of issuance, payable semi-annually on April 15 and October 15.
Operating leases represent the total future minimum lease payments for leases that have commenced. As of December 31, 2025, obligations related to operating leases that we have executed but have not yet commenced were nominal.
We have standby letters of credit totaling $5.6 million issued in connection with workers compensation claims and surety bonds.
We have $21.5 million in purchase commitments through December 2026 for various raw material commodities, including aluminum, steel, polyethylene, and nickel, as well as other raw material components which are within normal production requirements.

We obtain vehicle chassis for our specialized vehicle products directly from the chassis manufacturers under converter pool agreements. Chassis are obtained from the manufacturers based on orders from customers, and in some cases, for unallocated orders. The agreements generally state that the manufacturer will provide a supply of chassis to be maintained at our facilities with the condition that we will store such chassis and will not move, sell, or otherwise dispose of such chassis except under the terms of the agreement. In addition, the manufacturer typically retains the sole authority to authorize commencement of work on the chassis and to make certain other decisions with respect to the chassis including the terms and pricing of sales of the chassis to the manufacturer’s dealers. The manufacturer also does not transfer the certificate of origin to us nor permit us to sell or transfer the chassis to anyone other than the manufacturer (for ultimate resale to a dealer). Although we are party to related finance agreements with manufacturers, we have not historically settled, nor expect to in the future settle, any related obligations in cash. Instead, the obligation is settled by the manufacturer upon reassignment of the chassis to an accepted dealer, and the dealer is invoiced for the chassis by the manufacturer. Accordingly, as of December 31, 2025, our outstanding chassis converter pool with the manufacturer totaled $59.6 million and we have included this financing agreement on our Consolidated Balance Sheets within Other accrued liabilities. Typically, chassis are converted and delivered to customers within 90 days of our receipt of the chassis.
The total amount of gross unrecognized tax benefits for uncertain tax positions, including positions impacting only the timing of tax benefits, was $1.5 million at December 31, 2025. Payment of these obligations would result from settlements with taxing authorities. Due to the difficulty in determining the timing of settlements, these obligations are not included in the table above. We do not expect to make a tax payment related to these obligations within the next year that would significantly impact liquidity.
Significant Accounting Policies and Critical Accounting Estimates
Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States. Our significant accounting policies are more fully described in Note 2 of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.
Certain of our accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty and are based on our historical experience, terms of existing contracts, evaluation of industry trends, information provided by our customers, and information available from other outside sources, as appropriate.
We consider an accounting estimate to be critical if it requires us to make assumptions about matters that were uncertain at the time we were making the estimate or changes in the estimate or different estimates that we could have selected would have had a material impact on our financial condition or results of operations.
Legal and Other Contingencies. The outcomes of legal proceedings and claims brought against us and other loss contingencies are subject to significant uncertainty. We establish legal contingency reserves when we determine that it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. In determining the appropriate accounting for loss contingencies, we consider the likelihood of loss or the occurrence of a liability, as well as our ability to reasonably estimate the amount of loss. We regularly evaluate current information available to us to determine whether an accrual should be established or adjusted. Estimating the probability that a loss will occur and estimating the amount of a loss or a range of loss involves significant judgment and such matters are unpredictable. We could incur judgments or enter into settlements for current or future claims that could materially impact our results of operations.
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
Annual Goodwill Impairment Test
As of December 31, 2025, goodwill allocated to our TS and P&S segments was approximately $120.5 million and $70.7 million, respectively. For the 2025 annual goodwill impairment test conducted as of October 1, 2025, the Company chose to use a quantitative assessment to determine if it was more likely than not that the fair value of the TS and P&S reporting units were less than their respective carrying amounts. In accordance with the relevant accounting guidance, in order to perform the quantitative assessment, the Company considered many factors including, but not limited to, general economic conditions, industry and market conditions, financial performance and key business drivers, future operating plans, and potential changes to significant assumptions used in the most recent quantitative fair value analysis for each reporting unit. Based on the analysis of the factors and considerations described above, the Company concluded that it was more likely than not that the fair value of each reporting unit continued to be greater than the respective carrying value. Therefore, no impairment charges were recorded.
During the fourth quarter of 2024, the Company performed its annual goodwill impairment test using a quantitative assessment, whereas a qualitative assessment was utilized in 2023. Based on the results of these assessments, the Company determined it was more likely than not that the fair value of its reporting units was greater than their respective carrying amounts and no additional impairment of goodwill was recognized during the years ended December 31, 2024 or 2023.
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
Commodity Price Risks
We are exposed to fluctuation in commodity prices through the purchase of various raw materials that are processed from commodities such as aluminum, steel, lumber, nickel, copper, and polyethylene. Given the historical volatility of certain commodity prices, this exposure can significantly impact product costs. We manage some of our commodity price changes by entering into fixed price contracts with our suppliers and through financial derivatives. To the extent that we are unable to offset the increased commodity costs in our product prices, our results would be materially and adversely affected. As of December 31, 2025, we had $21.5 million in raw material purchase commitments through December 2026 for materials that will be used in the production process, as compared to $15.0 million as of December 31, 2024. The increase from the prior year is primarily attributable to an increase in the use of fixed price contracts for aluminum and expectations for fluctuations in pricing. As of December 31, 2025, a hypothetical ten percent change in commodity prices based on our raw material purchase commitments through December 2026 would result in a corresponding change in cost of goods sold over a one-year period of approximately $2.2 million. This sensitivity analysis does not account for the change in the competitive environment indirectly related to the change in commodity prices and the potential managerial action taken in response to these changes.
Interest Rates
As of December 31, 2025, we had $45.0 million floating rate debt outstanding under our Revolving Facility. The only other outstanding debt on our Consolidated Balance Sheets as of December 31, 2025 were the Senior Notes, which carry a fixed interest rate of 4.50%. Based on the current borrowings under our Revolving Facility, a hypothetical 100 basis-point change in the floating interest rate would result in $0.5 million corresponding change in interest expense over a one-year period. This sensitivity analysis does not account for the change in the competitive environment indirectly related to the change in interest rates and the potential managerial action taken in response to these changes.
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

ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Wabash National Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Wabash National Corporation (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 18, 2026 expressed an unqualified opinion thereon.
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

Valuation of Goodwill
Description of the Matter
At December 31, 2025, the Company’s goodwill was $191.2 million. As discussed in Note 2 to the consolidated financial statements, goodwill is tested for impairment at the reporting unit level at least annually or whenever events or changes in circumstances indicate its carrying value may not be recoverable. Management first assesses qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount.

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
Indianapolis, Indiana
February 18, 2026

WABASH NATIONAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$31,923	$115,484
Accounts receivable, net	119,874	143,946
Inventories, net	181,153	258,825
Prepaid expenses and other	86,136	76,233
Total current assets	419,086	594,488
Property, plant, and equipment, net	300,477	339,247
Deferred income taxes	9,047	94,873
Goodwill	191,222	188,441
Intangible assets, net	63,561	74,445
Investment in unconsolidated entities	7,250	7,250
Other assets	180,538	112,785
Total assets	$1,171,181	$1,411,529
Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$—	$—
Accounts payable	145,739	146,738
Other accrued liabilities	156,556	161,671
Total current liabilities	302,295	308,409
Long-term debt	442,852	397,142
Other non-current liabilities	57,492	516,152
Total liabilities	802,639	1,221,703
Commitments and contingencies
Noncontrolling interest	1,184	996
Wabash National Corporation stockholders' equity:
Common stock, $0.01 par value: 200,000,000 shares authorized; 40,436,437 and 42,882,308 shares outstanding, respectively	787	781
Additional paid-in capital	700,697	689,216
Retained earnings	303,615	105,633
Accumulated other comprehensive loss	(398)	(3,229)
Treasury stock, at cost: 38,263,966 and 35,253,489 common shares, respectively	(637,343)	(603,571)
Total Wabash National Corporation stockholders' equity	367,358	188,830
Total liabilities, noncontrolling interest, and equity	$1,171,181	$1,411,529
The accompanying notes are an integral part of these Consolidated Statements.

WABASH NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)

	Year Ended December 31,
	2025	2024	2023
Net sales	$1,542,754	$1,946,740	$2,536,500
Cost of sales	1,472,843	1,681,668	2,038,313
Gross profit	69,911	265,072	498,187
General and administrative expenses	(286,775)	580,684	146,658
Selling expenses	24,444	28,035	26,532
Amortization of intangible assets	11,184	11,973	12,813
Impairment and other, net	13,553	484	235
Income (loss) from operations	307,505	(356,104)	311,949
Other income (expense):
Interest expense	(21,316)	(19,839)	(19,854)
Other, net	3,956	5,434	3,393
Other expense, net	(17,360)	(14,405)	(16,461)
Loss from unconsolidated entity	(6,982)	(6,089)	(803)
Income (loss) before income tax expense	283,163	(376,598)	294,685
Income tax expense (benefit)	71,524	(93,523)	62,830
Net income (loss)	211,639	(283,075)	231,855
Net income attributable to noncontrolling interest	188	996	603
Net income (loss) attributable to common stockholders	$211,451	$(284,071)	$231,252

Net income (loss) attributable to common stockholders per share:
Basic	$5.09	$(6.40)	$4.92
Diluted	$5.07	$(6.40)	$4.81
Weighted average common shares outstanding (in thousands):
Basic	41,511	44,359	47,011
Diluted	41,746	44,359	48,030

Dividends declared per share	$0.32	$0.32	$0.32
The accompanying notes are an integral part of these Consolidated Statements.

WABASH NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)

	Year Ended December 31,
	2025	2024	2023
Net income (loss)	$211,639	$(283,075)	$231,855
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	1,762	(2,183)	975
Unrealized gain (loss) on derivative instruments	1,069	(618)	(521)
Total other comprehensive income (loss)	2,831	(2,801)	454
Comprehensive income (loss)	214,470	(285,876)	232,309
Comprehensive income attributable to noncontrolling interest	188	996	—
Comprehensive income (loss) attributable to common stockholders	$214,282	$(286,872)	$232,309
The accompanying notes are an integral part of these Consolidated Statements.

WABASH NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total
	Shares	Amount

Balances at December 31, 2022	47,675,796	$766	$665,941	$188,241	$(882)	$(456,453)	$397,613
Net income attributable to common stockholders for the year				231,252			231,252
Foreign currency translation					975		975
Stock-based compensation	516,747	8	11,790				11,798
Stock repurchase	(2,810,716)					(76,206)	(76,206)
Common stock dividends				(15,570)			(15,570)
Unrealized loss on derivative instruments, net of tax					(521)		(521)
Common stock issued in connection with:
Stock option exercises	11,433		155				155
Balances at December 31, 2023	45,393,260	$774	$677,886	$403,923	$(428)	$(532,659)	$549,496
Net loss attributable to common stockholders for the year				(284,071)			(284,071)
Foreign currency translation					(2,183)		(2,183)
Stock-based compensation	359,674	7	11,302				11,309
Stock repurchase	(2,872,626)					(70,912)	(70,912)
Common stock dividends				(14,219)			(14,219)
Unrealized loss on derivative instruments, net of tax					(618)		(618)
Common stock issued in connection with:
Stock option exercises	2,000		28				28
Balances at December 31, 2024	42,882,308	$781	$689,216	$105,633	$(3,229)	$(603,571)	$188,830
Net income attributable to common stockholders for the year				211,451			211,451
Foreign currency translation					1,762		1,762
Stock-based compensation	331,390	6	11,470				11,476
Stock repurchase	(2,778,011)					(33,772)	(33,772)
Common stock dividends				(13,469)			(13,469)
Unrealized gain on derivative instruments, net of tax					1,069		1,069
Common stock issued in connection with:
Stock option exercises	750		11				11
Balances at December 31, 2025	40,436,437	$787	$700,697	$303,615	$(398)	$(637,343)	$367,358
The accompanying notes are an integral part of these Consolidated Statements.

WABASH NATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net income (loss)	$211,639	$(283,075)	$231,855
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	47,551	45,012	32,507
Amortization of intangibles	11,184	11,973	12,813
Net loss (gain) on sale of property, plant and equipment and business divestiture	93	(493)	235
Deferred income taxes	85,826	(111,683)	(13,459)
Stock-based compensation	11,476	11,309	11,799
Non-cash interest expense	1,008	962	946
Equity in loss from unconsolidated entity	6,982	6,089	803
Impairment	13,371	994	—
Accounts receivable	24,072	39,044	72,587
Inventories	77,672	8,810	(23,765)
Prepaid expenses and other	(7,348)	4,020	(10,727)
Accounts payable and accrued liabilities	(6,213)	(68,687)	5,775
Other, net	(465,647)	452,997	(1,763)
Net cash provided by operating activities	11,666	117,272	319,606
Cash flows from investing activities:
Cash payments for capital expenditures	(24,711)	(72,188)	(98,093)
Expenditures for revenue generating assets	(47,544)	(6,948)	(5,650)
Proceeds from sale of assets	138	4,448	154
Acquisitions, net of cash acquired	(1,666)	—
Notes receivable issued to unconsolidated entity	(18,900)	(20,100)	(2,450)
Net cash used in investing activities	(92,683)	(94,788)	(106,039)
Cash flows from financing activities:
Proceeds from exercise of stock options	11	28	155
Dividends paid	(13,782)	(14,779)	(15,861)
Borrowings under revolving credit facilities	127,429	884	104,199
Payments under revolving credit facilities	(82,429)	(884)	(104,199)
Debt issuance costs paid	(1)	(5)	(117)
Stock repurchases	(33,772)	(70,912)	(76,206)
Distribution to noncontrolling interest		(603)	(512)
Net cash used in financing activities	(2,544)	(86,271)	(92,541)
Cash and cash equivalents:
Net (decrease) increase in cash and cash equivalents	(83,561)	(63,787)	121,026
Cash and cash equivalents at beginning of period	115,484	179,271	58,245
Cash and cash equivalents at end of period	$31,923	$115,484	$179,271
Supplemental disclosures of cash flow information:
Cash paid for interest	$20,103	$18,786	$18,938
Net cash (refunds) payments for income taxes	$(1,334)	$29,831	$82,589
Period end balance of payables for property, plant, and equipment	$2,280	$5,915	$11,662

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
To that end, we design, manufacture, and service a diverse range of products supporting first-to-final mile operations, including dry freight and refrigerated trailers, platform trailers, tank trailers, dry and refrigerated truck bodies, structural composite panels and products, trailer aerodynamic solutions, and specialty food grade processing equipment. In addition, through Wabash Hub, customers gain access to a nationwide parts and service network, Trailers as a Service (TaaS)℠, and advanced tools designed to streamline operations and drive growth. We have achieved this diversification through acquisitions, organic growth, and product innovation.
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

	Years ended December 31,
	2025	2024	2023
Balance at beginning of year	$1,402	$1,079	$428
Expected losses	571	381	651
Write-offs, net of recoveries	(4)	(58)	—
Balance at end of year	$1,969	$1,402	$1,079
Inventories. Inventories are stated at the lower of cost, determined on either the first-in, first-out or average cost method, or net realizable value. The cost of manufactured inventory includes raw material, labor and overhead.

Prepaid Expenses and Other. Prepaid expenses and other as of December 31, 2025 and 2024 consists of the following (in thousands):

	December 31,
	2025	2024
Chassis converter pool agreements	$61,925	$57,109
Income tax receivables	11,694	10,269
Insurance premiums & maintenance/subscription agreements	7,503	5,595
Commodity swap contracts	1,422	163
All other	3,592	3,097
	$86,136	$76,233
Chassis converter pool agreements represent chassis transferred to the Company on a restricted basis by the manufacturer, who retains the sole authority to authorize commencement of work on the chassis and to make certain other decisions with respect to the chassis including the terms and pricing of sales to the manufacturer’s dealers. As further described in Note 12, commodity swap contracts relate to our hedging activities (that are in an asset position) to mitigate the risks associated with fluctuations in commodity prices. Insurance premiums and maintenance/subscription agreements are charged to expense over the contractual life, which is generally one year or less. Other items primarily consist of investments held by the Company’s captive insurance subsidiary and other various prepaid and other assets.
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
As of December 31, 2025, goodwill allocated to the Transportation Solutions (“TS”) and Parts & Services (“P&S”) segments was approximately $120.5 million and $70.7 million, respectively.
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
Other Assets. The Company capitalizes the cost of computer software developed or obtained for internal use. Capitalized software is amortized using the straight-line method over three to seven years. As of December 31, 2025 and 2024, the Company had software costs, net of amortization, of $13.7 million and $9.9 million, respectively. Amortization expense for 2025, 2024, and 2023 was $3.4 million, $3.4 million, and $1.9 million, respectively.

The Company maintains life insurance policies on certain employees. These contracts are reported at their net cash surrender value, which represents the amount that would be realized upon surrender of the policies, determined by the insurer as the cash value minus any surrender charges or outstanding loans. As of December 31, 2025 and 2024, the Company had policy cash surrender values of $26.9 million and $22.4 million, respectively.
Warranties. The Company offers a limited warranty for its products with a coverage period that ranges between one and five years, except that the coverage period for DuraPlate® trailer panels is ten years. The Company passes through component manufacturers’ warranties to our customers. The Company’s policy is to accrue the estimated cost of warranty coverage at the time of the sale.
The following table presents the changes in the product warranty accrual included in Other accrued liabilities (in thousands):

	2025	2024
Balance as of January 1	$16,958	$21,286
Provision and revisions to estimates	2,703	2,581
Payments	(6,759)	(6,909)
Balance as of December 31	$12,902	$16,958
Self-Insured Liabilities. The Company is self-insured up to specified limits for medical and workers’ compensation coverage. The self-insurance reserves have been recorded to reflect the undiscounted estimated liabilities, including claims incurred but not reported, as well as catastrophic claims as appropriate.
The following table presents the changes in the self-insurance accrual included in Other accrued liabilities (in thousands):

	2025	2024
Balance as of January 1	$12,198	$11,311
Expense	44,391	40,511
Payments	(44,945)	(39,624)
Balance as of December 31	$11,644	$12,198
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
Research and Development. Research and development expenses are charged to Cost of sales and General and administrative expenses in the Consolidated Statements of Operations as incurred and were $5.9 million, $8.6 million, and $7.5 million in 2025, 2024, and 2023, respectively.
3. NEW ACCOUNTING PRONOUNCEMENTS
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which is intended to enhance the transparency, decision usefulness and effectiveness of income tax disclosures. The amendments in this ASU require a public entity to disclose a tabular tax rate reconciliation, using both percentages and currency, with specific categories. A public entity is also required to provide a qualitative description of the states and local jurisdictions that make up the majority of the effect of the state and local income tax category and the net amount of income taxes paid, disaggregated by federal, state and foreign taxes and also disaggregated by individual jurisdictions. The amendments also remove certain disclosures that are no longer considered cost beneficial. The amendments are effective prospectively for annual periods beginning after December 15, 2024, and retrospective application is permitted. The Company implemented these required income tax disclosures retrospectively.

In November 2024, FASB issued ASU No. 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses,” which requires additional disclosure of the nature of expenses included in the consolidated financial statements. The effective date of this ASU is for annual periods beginning after December 15, 2026. The Company is evaluating the effect this guidance will have on the consolidated financial statements.
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
The purchase accounting for the business combination was finalized in the fourth quarter of 2025, with identifiable intangible assets of software valued at $2.5 million, trademark intangibles of $0.3 million, goodwill of $2.8 million, and earnout liability of $1.2 million. The Goodwill from this transaction is deductible for tax purposes.
6. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill and Related Annual Impairment Assessments
As of December 31, 2025, goodwill allocated to the Transportation Solutions (“TS”) and Parts & Services (“P&S”) segments was approximately $120.5 million and $70.7 million, respectively.

During the fourth quarters of both 2025 and 2024, the Company chose to use a quantitative assessment to determine if it was more likely than not that the fair value of the TS and P&S reporting units were less than their respective carrying amounts. In accordance with the relevant accounting guidance, in order to perform the quantitative assessment, the Company considered many factors including, but not limited to, general economic conditions, industry and market conditions, financial performance and key business drivers, and future operating plans. Based on the analysis of the factors and considerations described above, the Company concluded that it was more likely than not that the fair value of each reporting unit continued to be greater than the respective carrying value. Therefore, no impairment charges were recorded.
For the years ended December 31, 2025, 2024, and 2023, the changes in the carrying amounts of goodwill were as follows (in thousands):

	Transportation Solutions	Parts & Services	Total
Balance at December 31, 2023
Goodwill	$188,743	$108,066	$296,809
Accumulated impairment losses	(68,257)	(40,143)	(108,400)
Net balance at December 31, 2023	120,486	67,923	188,409
Effects of foreign currency	20	12	32
Balance at December 31, 2024
Goodwill	188,763	108,078	296,841
Accumulated impairment losses	(68,257)	(40,143)	(108,400)
Net balance as of December 31, 2024	120,506	67,935	188,441
Acquisition of Trailerhawk AI, LLC	—	2,801	2,801
Effects of foreign currency	(8)	(12)	(20)
Balance as of December 31, 2025
Goodwill	188,755	110,867	299,622
Accumulated impairment losses	(68,257)	(40,143)	(108,400)
Net balance as of December 31, 2025	$120,498	$70,724	$191,222
Intangible Assets
Intangible asset amortization expense was $11.2 million, $12.0 million, and $12.8 million for 2025, 2024, and 2023, respectively. Annual intangible asset amortization expense for the next 5 fiscal years is estimated to be $10.7 million in 2026; $10.2 million in 2027; $9.7 million in 2028; $9.3 million in 2029; and $8.9 million in 2030. As of December 31, 2025, the balances of intangible assets, other than goodwill, were as follows (in thousands):

	Weighted Average Amortization Period	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Customer relationships	13 years	$270,016	$(206,727)	$63,289
Technology	12 years	11,708	(11,708)	—
Tradenames and trademarks	10 years	300	(28)	272
Backlog	6 months	2,400	(2,400)	—
Total		$284,424	$(220,863)	$63,561
As of December 31, 2024, the balances of intangible assets, other than goodwill, were as follows (in thousands):

	Weighted Average Amortization Period	Gross Intangible Assets	Accumulated Amortization	Net Intangible Assets
Customer relationships	13 years	$270,016	$(195,571)	$74,445
Technology	12 years	11,708	(11,708)	—
Total		$281,724	$(207,279)	$74,445

7. NONCONTROLLING INTEREST, VARIABLE INTEREST ENTITIES (“VIEs”) AND INVESTMENTS
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

Linq Venture Holdings LLC
During the fourth quarter of 2023, the Company continued to unify and expand its parts and services capabilities and ecosystem by executing an agreement with a partner to create Linq Venture Holdings LLC, (“Linq”). Linq aims to develop and scale a digital marketplace in and for the transportation and logistics distribution industry. It intends to serve as the digital channel for marketing Wabash equipment and parts & services, as well as non-Wabash parts & services, in a digital marketplace format to end-customers as well as dealers.
The Company held 49% ownership of the membership units in Linq while its partner held 51%. Initial capital contributions to Linq were in proportion to the respective ownership interests, with the Company contributing approximately $2.5 million and its partner’s contribution was approximately $2.6 million. At its formation, Linq had no debt or other financial obligations beyond typical operating expenses. Creditors of Linq do not have recourse to the general credit of the Company. The operating agreement requires excess cash distributions, as defined in the agreement, no later than 30 days after the end of the second and fourth quarters of each year, in proportion to the respective ownership interests.
The operating agreement provided the Company’s partner with put rights that would require the Company to purchase its partner’s interest in Linq. In addition, the operating agreement provided the Company with call rights that would allow it to purchase its partner’s interest in Linq. These put and call rights vary depending upon when they may be exercised, which is generally from formation of Linq up to and including the seven-year anniversary of formation. Upon receiving notice that the Company’s partner has exercised the put right or the Company has exercised the call right, a valuation will occur as stipulated within the operating agreement. On October 1, 2025, the Company delivered notice of the Company’s exercise of a call right to its partner (the “Exercise Notice”). The Exercise Notice provides for the Company’s purchase of its partner’s entire equity position in Linq, at an aggregate purchase price of $6.4 million and the forgiveness of the loan receivable for amounts borrowed under the Wabash Notes and closed on January 1, 2026. See Note 24 (Subsequent Events) for additional information.
Because Linq does not have sufficient equity at risk to permit it to carry on its activities without additional financial support, the Company concluded that Linq is a VIE. The Company had the ability to significantly influence the activities of Linq through minority representation on the Board of Directors as well as through participation in certain management and strategic decisions of Linq. The Company’s partner was responsible for the overall development and management of the digital marketplace, the primary purpose for which Linq was formed. Both the Company and its partner had a requirement to provide funding to Linq if needed.
As part of the formation of Linq, the Company executed a credit agreement with Linq, providing a $10.0 million revolving line of credit (the “Wabash Note”) with a 7% simple accrued interest rate, paid quarterly. During the fourth quarter of 2024, an additional $15 million Wabash Note was approved by the Board of Directors, increasing the revolving line of credit to $25 million. The commitment under the Wabash Note may be increased to $35.0 million subject to the approval of the Board of Directors as stipulated in the operating agreement. In the years ended December 31, 2025 and 2024, $18.9 million and $11.1 million, respectively was borrowed under the Wabash Notes and as of December 31, 2025 and December 31, 2024, there was $30.0 million and $11.1 million, respectively outstanding. Interest income resulting from the Wabash Note for the years ended December 31, 2025 and 2024 was $1.4 million and $0.4 million, respectively. Interest income under the Wabash Note is included in Other, net in the Company’s Consolidated Statements of Operations. The Company did not provide financial or other support to Linq that it was not contractually obligated to provide.
Given the facts and circumstances specific to Linq, as of December 31, 2025, the Company concluded that it is not the primary beneficiary of this VIE. However, the Company had the ability to exercise significant influence over the operating and financial policies of Linq. The Company’s maximum exposure to loss in this unconsolidated VIE is limited to the Company’s initial capital contribution and any amounts borrowed under the Wabash Note. The partner’s put right did not have a standalone value as it was based upon a fair value calculation when exercised, as stipulated in the operating agreement.
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

The following table is a rollforward of activities related to the Company’s equity method investment (in thousands):

	2025	2024
Balance at January 1	$—	$1,647
Loss from unconsolidated entity	(1,842)	(1,486)
Equity deficit applied to note (1)	1,842	—
Balance at March 31	—	161
Loss from unconsolidated entity	(2,203)	(1,415)
Equity deficit applied to note (1)	2,203	1,254
Balance at June 30	—	—
Loss from unconsolidated entity	(1,845)	(1,676)
Equity deficit applied to note (1)	1,845	1,676
Balance at September 30	—	—
Loss from unconsolidated entity	(1,092)	(1,512)
Equity deficit applied to note (1)	1,092	1,512
Balance at December 31	$—	$—

(1) As the Company is not required to advance additional funds to Linq, excess losses beyond its initial investment have been recorded against the basis of its other investments in Linq, which is comprised of the loan receivable for amounts borrowed under the Wabash Note.
Wabash Parts LLC
During the second quarter of 2022, the Company unified and expanded its parts and distribution capabilities by executing an agreement with a partner to create (Wabash Parts LLC, “WP”) to operate a parts and services distribution platform. The Company holds 50% ownership in WP while its partner holds the remaining 50%. Initial capital contributions were insignificant. WP has no debt or other financial obligations other than typical operating expenses and costs. Creditors of WP do not have recourse to the general credit of the Company. The operating agreement requires excess cash distributions, as defined in the agreement, no later than 30 days after the end of the second and fourth quarters of each year in proportion to the respective ownership interests.
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
Because the entity does not have sufficient equity at risk to permit it to carry on its activities without additional financial support, the Company concluded that WP is a VIE. The Company has the power to direct the activities of WP through majority representation on the Board of Directors as well as control related to the management and overall strategic direction of the entity. In addition, the Company has the obligation to absorb the benefits and losses of WP that could potentially be significant to the entity. The Company also has a requirement to provide funding to the entity if needed. Given the facts and circumstances specific to WP, the Company concluded that it is the primary beneficiary and, as such, is required to consolidate the entity. WP’s results of operations are included in the Parts & Services operating and reportable segment. Through December 31, 2025, the Company did not provide financial or other support to this VIE that it was not contractually obligated to provide. As of December 31, 2025, the Company does not have any obligations to provide financial support to WP.

The following table presents the assets and liabilities of the WP VIE consolidated on the Company’s Consolidated Balance Sheets as of December 31, 2025 and December 31, 2024 (in thousands):

	December 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$2,455	$4,131
Accounts receivable, net	4,559	2,013
Inventories, net	5	30
Prepaid expenses and other	177	7
Total current assets	7,196	6,181
Other assets	433	277
Total assets	$7,629	$6,458
Liabilities
Current liabilities:
Accounts payable	$3,571	$4,437
Other accrued liabilities	27	29
Total current liabilities	3,598	4,466
Total liabilities	$3,598	$4,466
The following table is a rollforward of activities in the Company’s noncontrolling interest (in thousands):

	2025	2024	2023
Balance at January 1	$996	$603	$512
Net income attributable to noncontrolling interest	188	996	603
Distributions declared to noncontrolling interest	—	(603)	(512)
Balance at December 31	$1,184	$996	$603
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
The Company’s initial capital investment in the fourth quarter of 2024, was $6.0 million to launch venture labs aimed at providing solutions that optimize customer end-to-end supply chains across transportation, logistics and infrastructure markets. The $6.0 million nonrefundable investment covered the 2025 contract period. An additional $6.0 million nonrefundable investment for the 2026 contract period will be paid in the first quarter of 2026. The cost method investment is recorded in Other assets on the Company’s Consolidated Balance Sheets.
Additionally, for each contract year of the collaboration during the term, the Company will pay fees in the amount of 2% of the investment amount, inclusive of any inflation adjustments and expenses of $0.5 million, subject to equivalent upward inflation adjustment based on the Consumer Price Index, compounded annually. For the 2025 contract year, the Company paid fees and expenses totaling $0.6 million.

8. INVENTORIES
Inventories, net of reserves, consist of the following (in thousands):

	December 31,
	2025	2024
Raw materials and components	$94,600	$134,975
Finished goods	67,338	92,662
Work in progress	8,434	15,984
Aftermarket parts	8,311	7,690
Used trailers	2,470	7,514
	$181,153	$258,825

9. PROPERTY, PLANT, AND EQUIPMENT
Depreciation expense on property, plant, and equipment, which is recorded in Cost of sales and General and administrative expenses in the Consolidated Statements of Operations, as appropriate, was $47.6 million, $45.0 million, and $32.5 million in 2025, 2024, and 2023, respectively.
See Note 22 for information related to property, plant, and equipment sales and impairment charges.
Property, plant, and equipment, net consist of the following (in thousands):

	December 31,
	2025	2024
Land	$43,809	$41,676
Buildings and building improvements	166,715	167,384
Machinery and equipment	475,854	484,390
Construction in progress	8,687	25,098
	695,065	718,548
Less: accumulated depreciation	(394,588)	(379,301)
	$300,477	$339,247

10. OTHER ACCRUED LIABILITIES
The following table presents the major components of Other accrued liabilities (in thousands):

	December 31,
	2025	2024
Customer deposits	$26,450	$31,029
Chassis converter pool agreements	59,599	57,109
Warranty	12,902	16,958
Payroll and related taxes	12,077	12,931
Self-insurance	11,644	12,198
Accrued interest	4,011	3,818
Operating lease obligations	13,319	11,782
Accrued taxes	6,731	6,572
All other	9,823	9,274
	$156,556	$161,671

11. LONG-TERM DEBT
Long-term debt consists of the following (in thousands):

	December 31, 2025	December 31, 2024
Senior Notes	$400,000	$400,000
Revolving Credit Agreement	45,000	—
	445,000	400,000
Less: unamortized discount and fees	(2,148)	(2,858)
Less: current portion	—	—
	$442,852	$397,142
Senior Notes
On October 6, 2021, the Company closed on an offering of $400 million in aggregate principal amount of its 4.50% unsecured Senior Notes (the “Senior Notes”). The Senior Notes were issued pursuant to an indenture dated as of October 6, 2021, by and among the Company, certain subsidiary guarantors named therein (the “Guarantors”) and Computershare Trust Company, N.A., as trustee (the “Indenture”). The Senior Notes bear interest at the rate of 4.50% and pay interest semi-annually in cash in arrears on April 15 and October 15 of each year. The Senior Notes will mature on October 15, 2028.
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
The Indenture contains customary events of default, including payment defaults, breaches of covenants, failure to pay certain judgments and certain events of bankruptcy, insolvency and reorganization. If an event of default occurs and is continuing, the principal amount of the Senior Notes, plus accrued and unpaid interest, if any, may be declared immediately due and payable. These amounts automatically become due and payable if an event of default relating to certain events of bankruptcy, insolvency or reorganization occurs. As of December 31, 2025, the Company was in compliance with all covenants.
From time to time the Company may evaluate various alternatives available with respect to addressing the October 2028 maturity of the Senior Notes, including the purchase, redemption, refinancing, amending, exchanging, extending or otherwise retiring any amount of our outstanding indebtedness at any time, in open market or privately negotiated transactions with the holders of such indebtedness or otherwise.  No final decisions have been made at this time, and the timing, structure and terms of any such transactions will depend on capital market conditions and other relevant factors.

Contractual coupon interest expense and accretion of fees for the Senior Notes for the years ended December 31, 2025, 2024 and 2023 were $18.0 million and $0.7 million, $18.0 million and $0.7 million, and $18.0 million and $0.6 million, respectively. Contractual coupon interest expense and accretion of fees for the Senior Notes are included in Interest expense on the Company’s Consolidated Statements of Operations.
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
The Revolving Credit Agreement contains customary covenants limiting the ability of the Company and certain of its subsidiaries to, among other things, pay cash dividends, incur debt or liens, redeem or repurchase stock, enter into transactions with affiliates, merge, dissolve, repay subordinated indebtedness, make investments and dispose of assets. In addition, the Company will be required to maintain a minimum fixed charge coverage ratio of not less than 1.0 to 1.0 as of the end of any period of 12 fiscal months when excess availability under the Revolving Credit Agreement is less than the greater of (a) 10% of the lesser of (i) the total revolving commitments and (ii) the borrowing base (such lesser amount, the “Line Cap”) and (b) $25 million. As of December 31, 2025, the Company was in compliance with all covenants.
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
During the year ended December 31, 2025, the Company had payments of principal totaling $82.4 million and borrowings of principal totaling $127.4 million under the Revolving Credit Agreement. As of December 31, 2025, there was $45.0 million outstanding.
During the year ended December 31, 2024, the Company had payments of principal totaling $0.9 million and borrowings of principal totaling $0.9 million under the Revolving Credit Agreement. As of December 31, 2024, there were no amounts outstanding.
Interest expense under the Revolving Credit Agreement for the years ended December 31, 2025, 2024, and 2023, was approximately $2.3 million, $0.8 million, and $0.9 million, respectively. Interest expense under the Revolving Credit Agreement is included in Interest expense on the Company’s Consolidated Statements of Operations.

12. FINANCIAL DERIVATIVE INSTRUMENTS
Commodity Pricing Risk
The Company was party to commodity swap contracts for specific commodities with notional amounts of approximately $21.5 million as of December 31, 2025 and $15.0 million as of December 31, 2024. The Company uses commodity swap contracts to mitigate the risks associated with fluctuations in commodity prices impacting its cash flows related to inventory purchases from suppliers. The Company does not hedge all commodity price risk.
At inception, the Company designated the commodity swap contracts as cash flow hedges. The contracts mature at specified monthly settlement dates and will be recognized into earnings through November 2026. The effective portion of the hedging transaction is recognized in Accumulated Other Comprehensive Income (Loss) (“AOCI”) and transferred to earnings when the forecasted hedged transaction takes place or when the forecasted hedged transaction is no longer probable to occur.
Financial Statement Presentation
As of December 31, 2025 and 2024, the fair value carrying amount of the Company’s derivative instruments were recorded as follows (in thousands):

		Asset / (Liability) Derivatives
	Balance Sheet Caption	December 31, 2025	December 31, 2024
Derivatives designated as hedging instruments
Commodity swap contracts	Prepaid expenses and other	$1,422	$163
Commodity swap contracts	Accounts payable and Other accrued liabilities	(26)	(299)
Total derivatives designated as hedging instruments		$1,396	$(136)

The following table summarizes the gain or loss recognized in AOCI as of December 31, 2025 and 2024 and the amounts reclassified from AOCI into earnings for the years ended December 31, 2025, 2024, and 2023 (in thousands):

	Amount of Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion, net of tax)		Location of Gain (Loss) Reclassified from AOCI into Earnings (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Earnings
				Year Ended December 31,
	December 31, 2025	December 31, 2024		2025	2024	2023
Derivatives instruments
Commodity swap contracts	$839	$(230)	Cost of sales	$2,859	$(950)	$(3,359)
Within the next 12 months, the Company expects to reclassify approximately $1.1 million of pretax deferred gains related to the commodity swap contracts from AOCI to cost of sales as inventory purchases are settled.
13. LEASES
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

The Company leases certain industrial spaces, office space, land, and equipment. Some leases include one or more options to renew, with renewal terms that can extend the lease term from generally one to 5 years. The exercise of lease renewal options is at the Company’s sole discretion, and are included in the lease term only to the extent such renewal options are reasonably certain of being exercised upon lease commencement. Certain leases also include options to purchase the leased property. The depreciable life of assets and leasehold improvements are limited by the expected lease term unless there is a transfer of title or purchase option reasonably certain of exercise. Leased assets obtained in exchange for new operating lease liabilities during the year ended December 31, 2025 and December 31, 2024 were approximately $12.1 million and $13.2 million, respectively. As of December 31, 2025, obligations related to leases that the Company has executed but have not yet commenced were insignificant.
Leased assets and liabilities included within the Consolidated Balance Sheets consist of the following (in thousands):

	Classification	December 31, 2025	December 31, 2024
Right-of-Use Assets
Operating	Other assets	$35,412	$36,423
Total leased ROU assets		$35,412	$36,423
Liabilities
Current
Operating	Other accrued liabilities	$13,319	$11,782
Noncurrent
Operating	Other non-current liabilities	23,184	24,641
Total lease liabilities		$36,503	$36,423
Lease costs included in the Consolidated Statements of Operations consist of the following (in thousands):

	Classification	Twelve Months Ended December 31, 2025	Twelve Months Ended December 31, 2024
Operating lease cost	Cost of sales, selling expenses, and general and administrative expense	$15,222	$12,096
Net lease cost		$15,222	$12,096
Maturity of the Company’s lease liabilities for leases that have commenced is as follows (in thousands):

	Operating Leases	Total
2026	$15,035	$15,035
2027	10,298	10,298
2028	6,447	6,447
2029	4,896	4,896
2030	3,279	3,279
Thereafter	602	602
Total lease payments	$40,557	$40,557
Less: interest	4,054
Present value of lease payments	$36,503
As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. Remaining lease term and discount rates are as follows:

	December 31, 2025	December 31, 2024
Weighted average remaining lease term (years)
Operating leases	3.4	3.5
Weighted average discount rate
Operating leases	5.89%	5.38%

Lease costs included in the Consolidated Statements of Cash Flows are as follows (in thousands):

	Twelve Months Ended December 31, 2025	Twelve Months Ended December 31, 2024
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$15,222	$12,130
Lessor and Sublessor Activities
The Company leases dry van trailers to customers under full-service lease agreements and operating lease agreements. At the inception of a contract, in accordance with the applicable accounting guidance (ASC 842, Leases) the Company considers whether the arrangement contains a lease and, as applicable, performs the required lease classification tests. The Company, as a lessor, has no material sales-type or direct financing lease arrangements as of December 31, 2025.
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
Lease income is included in Net sales on the Company’s Consolidated Statements of Operations and is recorded in the P&S operating segment. For the twelve months ended December 31, 2025 and 2024, the Company’s lease income consisted of the following components (in thousands):

	Twelve Months Ended December 31, 2025	Twelve Months Ended December 31, 2024
Operating lease income
Fixed lease income	$8,984	$2,335
Variable lease income	—	—
Total lease income(1)	$8,984	$2,335
—————————
(1) As noted above, net revenue related to subleases was insignificant for all periods presented but such revenue is included in the tables above.

The following table shows the Company’s future contractual receipts from noncancelable operating leases for the years ended December 31 as of December 31, 2025 (in thousands):

Operating Leases(1)
2026	$2,061
2027	1,949
2028	1,157
2029	—
2030	—
Thereafter	—
Total contractual receipts	$5,167
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
The leased trailers are recorded on the Company’s Consolidated Balance Sheets within Other assets at cost, net of accumulated depreciation. Depreciation is recorded using the straightline method over the estimated useful lives of the trailers, which is generally 12 years. Revenue generating assets, net consists of the following (in thousands):

	December 31, 2025	December 31, 2024
Revenue generating assets	$55,890	$7,457
Less: accumulated depreciation	(3,694)	(746)
Revenue generating assets, net	$52,196	$6,711

14. FAIR VALUE MEASUREMENTS
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
These investments purchased by the Company include mutual funds, which are classified as Level 1. An additional pool of investments is made by a wholly owned captive insurance subsidiary. These investments are also comprised of mutual funds and classified as Level 1.
The fair value of the Company’s derivatives is estimated with a market approach using third-party pricing services, which have been corroborated with data from active markets or broker quotes.

Fair value measurements and the fair value hierarchy level for the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2025 and 2024 are shown below (in thousands):

	Frequency	Asset / (Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2025
Commodity swap contracts	Recurring	$1,396	$—	$1,396	$—
Mutual funds	Recurring	$13,435	$13,435	$—	$—
December 31, 2024
Commodity swap contracts	Recurring	$(136)	$—	$(136)	$—
Mutual funds	Recurring	$14,447	$14,447	$—	$—
Life-insurance contracts	Recurring	$22,358	$—	$22,358	$—
Estimated Fair Value of Debt
The estimated fair value of debt at December 31, 2025 consists of the Senior Notes (see Note 11). The interest rates on the Company’s borrowings under the Revolving Credit Agreement are adjusted regularly to reflect current market rates and thus carrying value approximates fair value for any borrowings. The fair value of the Senior Notes as of December 31, 2025 and 2024 are based upon third party pricing sources, which generally do not represent daily market activity or represent data obtained from an exchange, and are classified as Level 2.
The Company’s carrying and estimated fair value of debt at December 31, 2025 and December 31, 2024 were as follows (in thousands):

	December 31, 2025				December 31, 2024
		Fair Value				Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Carrying Value	Level 1	Level 2	Level 3
Instrument
Senior Notes	$397,852	$—	$370,003	$—	$397,142	$—	$363,385	$—
Revolving Credit Agreement	45,000	—	45,000	—	—	—	—	—
	$442,852	$—	$415,003	$—	$397,142	$—	$363,385	$—
The fair value of debt is based on current public market prices for disclosure purposes only. Unrealized gains or losses are not recognized in the financial statements as long-term debt is presented at carrying value, net of any unamortized premium or discount and unamortized deferred financing costs in the consolidated financial statements.
15. COMMITMENTS AND CONTINGENCIES
a.    Litigation
As of December 31, 2025, the Company was named as a defendant or was otherwise involved in numerous legal proceedings and governmental examinations, including class action lawsuits, in connection with the conduct of its business activities, in various jurisdictions, both in the United States and internationally. Accruals for losses have been recorded in accordance with GAAP. Based on the information currently available, management does not believe that existing proceedings and investigations will have a material impact on our consolidated financial condition or liquidity if determined in a manner adverse to the Company except as otherwise described below. However, such matters are unpredictable, and we could incur judgments or enter into settlements for current or future claims that could materially and adversely affect our financial statements. Costs associated with the litigation and settlements of legal matters are reported within General and administrative expenses in the Consolidated Statements of Operations.

Legal Matter Estimated Liability
The Company has been named as a defendant in California state court in a purported class action lawsuit, alleging wage and hour claims under California-specific employment laws (“Pending Class Action”). During the fourth quarter of 2025, in accordance with ASC 450, the Company concluded a liability related to the Matters was probable and estimable. As such, an estimated liability of $0.7 million was included in General & administrative expenses in the Consolidated Statements of Operations for the year ended December 31, 2025. During the fourth quarter of 2025, the Company reached an agreement to resolve the Pending Class Action via settlement for an amount materially consistent with the estimated liability. The court continues to evaluate the settlement agreement, so the matter remains open until the agreement is approved by the court and satisfied.
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
The Settlement was covered by insurance, other than a $30 million contribution made by the Company. In 2025, the Company, after taking into account the insurance coverage, recognized an $418.6 million gain as a reduction to the $450 million charge taken in 2024, as previously reported within General and Administrative expenses in the Company’s Consolidated Statements of Operation. In addition, the Company paid a total of $4.6 million for bond and contingent penalty interest expenses in 2025
As previously disclosed in the Company’s filings with the SEC, on September 5, 2024, a jury awarded compensatory damages of $12.0 million and punitive damages of $450 million against the Company in the Product Liability Matter. On November 22, 2024, applying an offset related to the plaintiff’s settlement with a separate defendant, the Circuit Court entered judgment in the Product Liability Matter consisting of compensatory damages of $11.5 million and punitive damages of $450 million. On March 20, 2025, the Circuit Court determined that the punitive damage award in the Product Liability Matter did not comport with the Company’s constitutional rights. Accordingly, the Circuit Court ordered the punitive damages award reduced to $108 million with the compensatory damages award remaining at $11.5 million (collectively, the “Adjusted Award”).
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
The Settlement does not constitute an admission of liability or wrongdoing by the Company. The Product Liability Matter is now closed.
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

On November 13, 2019, the Company received a notice that it was considered one of several PRPs by the Indiana Department of Environmental Management (“IDEM”) under CERCLA and state law related to substances found in soil and groundwater at a property located at 817 South Earl Avenue, Lafayette, Indiana (the “Site”). The Company has never owned or operated the Site, but the Site is near certain of the Company’s owned properties. In 2020, the Company agreed to implement a limited work plan to further investigate the source of the contamination at the Site and worked with IDEM and other PRPs to finalize the terms of the work plan. The Company submitted its initial site investigation report to IDEM during the third quarter of 2020, indicating that the data collected by the Company’s consultant confirmed that the Company’s properties are not the source of contamination at the Site. In December 2021, after completing further groundwater sampling work, the Company submitted to IDEM a supplemental written report, which again stated that the Company is not a responsible party and the Company’s properties are not a source of any contamination. In June 2022, the Company and other PRPs finalized Work Plan Addendum No. 3, which provided for additional groundwater sampling on another PRP property. The Company completed all additional sampling and submitted supplemental reports to IDEM as of the first quarter of 2024. All available information and reports establish there is no source of any contamination on the Company’s owned properties. As of December 31, 2025, based on the information available, the Company does not expect this matter to have a material adverse effect on its financial condition or results of operations.
On December 1, 2025, the Company received a notice that it was considered one of several PRP’s by the Environmental Protection Agency (“EPA”) under CERCLA pertaining to the Motorola, Inc. 52nd Street Superfund Site in Maricopa, Arizona. The Superfund Site is divided into three operable units (“OUs"). The EPA’s allegation that the Company was a PRP arises out of the Company’s acquisition of a former branch facility located approximately five miles from the original Superfund Site. The Company acquired this facility in 1997, operated the facility until 2000, and sold the facility to a third party in 2002. In June 2010, the Company was contacted by the Roosevelt Irrigation District (“RID”) informing it that the Arizona Department of Environmental Quality (“ADEQ”) had approved a remediation plan in excess of $100 million for the RID portion of the Superfund Site, and demanded that the Company contribute to the cost of the plan or be named as a defendant in a CERCLA action to be filed in July 2010. The Company initiated settlement discussions with the RID and the ADEQ in July 2010 to provide a full release from the RID, and a covenant not-to-sue and contribution protection regarding the former branch property from the ADEQ, in exchange for payment from the Company. In May 2016, the Company, the ADEQ and the RID executed the originally proposed settlement agreements and, following a statutorily required 30-day public comment period, the settlement agreements were finalized and the Company paid $0.2 million, which had been accrued by the Company since 2010. ADEQ is the lead agency for OU1 and OU2 of the Superfund Site, while EPA is the lead agency for OU3. In October 2025, EPA finalized a Record of Decision for a final remedy for OU3, in which it approved a remediation plan for targeted in-situ injection and monitored attenuation, with an estimated cost of $12.9 million as to all relevant parties. As of December 31, 2025, based on the information available, the Company does not expect this matter to have a material adverse effect on its financial condition or results of operations.
b.    Environmental Litigation Commitments and Contingencies
The Company generates and handles certain material, wastes and emissions in the normal course of operations that are subject to various and evolving federal, state and local environmental laws and regulations.
The Company assesses its environmental liabilities on an on-going basis by evaluating currently available facts, existing technology, presently enacted laws and regulations as well as experience in past treatment and remediation efforts. Based on these evaluations, the Company estimates a lower and upper range for treatment and remediation efforts and recognizes a liability for such probable costs based on the information available at the time. As of December 31, 2025, the Company had reserved an insignificant amount for estimated remediation costs for activities at existing and former properties which are recorded within Other accrued liabilities on the Consolidated Balance Sheets.
c.    Letters of Credit
As of December 31, 2025, the Company had standby letters of credit totaling $5.6 million issued in connection with workers compensation claims and surety bonds.
d. Purchase Commitments
The Company had $21.5 million in purchase commitments at December 2025 for various raw material commodities, including aluminum, steel, nickel, and polyethylene, as well as other raw material components which are within normal production requirements.

e.    Chassis Converter Pool Agreements
The Company obtains vehicle chassis for its specialized vehicle products directly from the chassis manufacturers under converter pool agreements. Chassis are obtained from the manufacturers based on orders from customers, and in some cases, for unallocated orders. The agreements generally state that the manufacturer will provide a supply of chassis to be maintained at the Company’s facilities with the condition that we will store such chassis and will not move, sell, or otherwise dispose of such chassis except under the terms of the agreement. In addition, the manufacturer typically retains the sole authority to authorize commencement of work on the chassis and to make certain other decisions with respect to the chassis including the terms and pricing of sales of the chassis to the manufacturer’s dealers. The manufacturer also does not transfer the certificate of origin to the Company nor permit the Company to sell or transfer the chassis to anyone other than the manufacturer (for ultimate resale to a dealer). Although the Company is party to related finance agreements with manufacturers, the Company has not historically settled, nor expects to in the future settle, any related obligations in cash. Instead, the obligation is settled by the manufacturer upon reassignment of the chassis to an accepted dealer, and the dealer is invoiced for the chassis by the manufacturer. Accordingly, as of December 31, 2025, the Company’s outstanding chassis converter pool with the manufacturer totaled $59.6 million and has included this financing agreement on the Company’s Consolidated Balance Sheets within Other accrued liabilities. Typically, chassis are converted and delivered to customers within 90 days of the receipt of the chassis by the Company.
16. NET INCOME (LOSS) PER SHARE OF COMMON STOCK
Basic earnings per share is calculated based on the weighted average number of common shares outstanding during the period. Diluted earnings per share is determined based on the weighted average number of common shares outstanding during the period combined with the incremental average common shares that would have been outstanding assuming the conversion of all potentially dilutive common shares into common shares as of the earliest date possible. The calculation of basic and diluted net income (loss) attributable to common stockholders per share is determined using net income (loss) applicable to common stockholders as the numerator and the number of shares included in the denominator as shown below (in thousands, except per share amounts). Due to the net loss applicable to common stockholders, 235 and 548 shares, respectively of potentially dilutive securities are not included in diluted weighted average common shares outstanding for the year ended December 31, 2025 and December 31, 2024, because to do so would be antidilutive for this period.

	Year Ended December 31,
	2025	2024	2023
Basic net income (loss) attributable to common stockholders per share:
Net income (loss) attributable to common stockholders	$211,451	$(284,071)	$231,252
Weighted average common shares outstanding	41,511	44,359	47,011
Basic net income (loss) attributable to common stockholders per share	$5.09	$(6.40)	$4.92

Diluted net income (loss)attributable to common stockholders per share:
Net income (loss) attributable to common stockholders	$211,451	$(284,071)	$231,252

Weighted average common shares outstanding	41,511	44,359	47,011
Dilutive stock options and restricted stock	235	—	1,019
Diluted weighted average common shares outstanding	41,746	44,359	48,030
Diluted net income (loss) attributable to common stockholders per share	$5.07	$(6.40)	$4.81
For the years ended December 31, 2025, 2024, and 2023, there were no options excluded from average diluted shares outstanding as the average market price of the common shares was greater than the exercise price.
17. STOCK-BASED COMPENSATION
On May 14, 2025, the shareholders of the Company approved the 2025 Omnibus Incentive Plan (the “2025 Incentive Plan”) which authorizes 2,190,570 shares for issuance under the plan. Awards granted under the 2025 Incentive Plan may be in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, other share-based awards, and cash awards to directors, officers, and other eligible employees of the Company.

The Company recognizes all share-based awards to eligible employees based upon their grant date fair value. The Company’s policy is to recognize expense for awards that have service conditions only subject to graded vesting using the straight-line attribution method. In addition, the Company’s policy is to estimate expected forfeitures on share-based awards. Total stock-based compensation expense was $11.5 million, $11.3 million, and $11.8 million in the years ended December 31, 2025, 2024 and 2023, respectively, and is included in Cost of sales, General and administrative expenses, and Selling expenses within the Consolidated Statements of Operations. The amount of compensation cost related to non-vested restricted stock not yet recognized was approximately $10.9 million at December 31, 2025, for which the weighted average remaining life was approximately 1.9 years. There were no non-vested stock options at December 31, 2025.
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
A summary of all restricted stock activity during 2025 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted Stock Outstanding at December 31, 2024	1,176,312	$25.60
Granted	1,186,372	11.77
Vested	(593,506)	19.85
Forfeited	(101,817)	24.68
Restricted Stock Outstanding at December 31, 2025	1,667,361	$17.57
During 2025, 2024, and 2023, the Company granted 1,186,372, 650,221, and 630,445 shares of restricted stock, respectively, with aggregate fair values on the date of grant of approximately $14.0 million, $17.0 million, and $16.1 million, respectively. The total fair value of restricted stock that vested during 2025, 2024, and 2023 was approximately $7.1 million, $16.5 million, and $25.1 million, respectively.
Stock Options
Stock options are awarded with an exercise price equal to the market price of the underlying stock on the date of grant, become fully exercisable three years after the date of grant, and expire ten years after the date of grant. No stock options have been granted by the Company since February 2015.
A summary of all stock option activity during 2025 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value ($ in millions)
Options Outstanding at December 31, 2024	2,083	$14.16	1.1	$—
Exercised	(750)	$14.78		$—
Forfeited	(1,333)	$14.16		$—
Options Outstanding at December 31, 2025	—	$—	—	$—

Options Exercisable at December 31, 2025	—	$—	—	$—
The total intrinsic value of stock options exercised during 2025, 2024, and 2023 was approximately less than $0.1 million, less than $0.1 million, and $0.2 million, respectively.

18. STOCKHOLDERS’ EQUITY
Share Repurchase Program
On February 15, 2024, the Company announced that the Board of Directors approved the repurchase of an additional $150 million in shares of common stock over a three-year period. This authorization was an increase to the previous $150 million repurchase program approved in August 2021 and the previous $100 million repurchase programs approved in November 2018, February 2017, and February 2016. The repurchase program is set to expire in February 2027. Stock repurchases under this program may be made in the open market or in private transactions at times and in amounts determined by the Company. As of December 31, 2025, $93.2 million remained available under the program.
Common and Preferred Stock
The Board of Directors has the authority to issue common and unclassed preferred stock of up to 200 million shares and 25 million shares, respectively, with par value of $0.01 per share, as well as to fix dividends, voting and conversion rights, redemption provisions, liquidation preferences, and other rights and restrictions.
Accumulated Other Comprehensive Income (Loss) (“AOCI”)
Changes in AOCI by component, net of tax, for the years ended December 31, 2025, 2024, and 2023 are summarized as follows (in thousands):

	Foreign Currency Translation	Derivative Instruments	Total
Balances at December 31, 2022	$(1,791)	$909	$(882)
Net unrealized gains (losses) arising during the period(a)	975	(3,063)	(2,088)
Less: Net realized gains (losses) reclassified to net loss(b)	—	(2,542)	(2,542)
Net change during the period	975	(521)	454
Balances at December 31, 2023	(816)	388	(428)
Net unrealized gains (losses) arising during the period(c)	(2,183)	(1,328)	(3,511)
Less: Net realized gains (losses) reclassified to net income(d)	—	(710)	(710)
Net change during the period	(2,183)	(618)	(2,801)
Balances at December 31, 2024	(2,999)	(230)	(3,229)
Net unrealized gains (losses) arising during the period(e)	1,762	3,218	4,980
Less: Net realized gains (losses) reclassified to net income(f)	—	2,149	2,149
Net change during the period	1,762	1,069	2,831
Balances at December 31, 2025	$(1,237)	$839	$(398)
—————————
(a) Derivative instruments net of $1.0 million of tax benefit for the year ended December 31, 2023.
(b) Derivative instruments net of $0.8 million of tax benefit for the year ended December 31, 2023.
(c) Derivative instruments net of $0.4 million of tax benefit for the year ended December 31, 2024.
(d) Derivative instruments net of $0.2 million of tax benefit for the year ended December 31, 2024.
(e) Derivative instruments net of $1.1 million of tax liability for the year ended December 31, 2025.
(f) Derivative instruments net of $0.7 million of tax liability for the year ended December 31, 2025.
19. EMPLOYEE SAVINGS PLANS
Substantially all of the Company’s employees are eligible to participate in a defined contribution plan under Section 401(k) of the Internal Revenue Code. The Company also provides a non-qualified defined contribution plan for senior management and certain key employees. Both plans provide for the Company to match, in cash, a percentage of each employee’s contributions up to certain limits. The Company’s matching contribution and related expense for these plans was approximately $9.2 million, $8.1 million, and $10.1 million for 2025, 2024, and 2023, respectively.

20. INCOME TAXES
Income (Loss) Before Income Taxes
The consolidated income (loss) before income taxes for 2025, 2024, and 2023 consists of the following (in thousands):

	Years Ended December 31,
	2025	2024	2023
Domestic	$283,533	$(380,944)	$291,816
Foreign	(370)	4,346	2,869
Total income (loss) before income taxes	$283,163	$(376,598)	$294,685
Income Tax Expense (Benefit)
On July 4, 2025, the One Big Beautiful Bill Act (the “OBBA”) was enacted in the United States, which extended and modified certain provisions of the 2017 Tax Cuts and Jobs Act (the “TCJA”). The OBBA makes permanent keys elements of the TCJA, including 100 percent bonus depreciation and domestic research cost expensing. The Company continues to evaluate the impact of the OBBA’s provisions that take effect in future years.
The consolidated income tax expense (benefit) for 2025, 2024, and 2023 consists of the following components (in thousands):

	Years Ended December 31,
	2025	2024	2023
Current
Federal	$(15,275)	$13,449	$65,797
State	418	4,112	9,322
Foreign	555	599	1,170
	(14,302)	18,160	76,289
Deferred
Federal	73,063	(90,460)	(14,889)
State	12,763	(21,223)	1,430
	85,826	(111,683)	(13,459)
Total consolidated expense (benefit)	$71,524	$(93,523)	$62,830
The following table provides a reconciliation of differences from the U.S. Federal statutory rates as follows (in thousands):

	Years Ended December 31,
	2025		2024		2023
US federal statutory tax	$59,464	21.0%	$(79,086)	21.0%	$61,884	21.0%
State and local income taxes (net of federal benefit)(1)	10,574	3.7%	(13,880)	3.7%	9,398	3.2%
Foreign tax effects	556	0.2%	600	(0.2)%	568	0.2%
Tax credits	—	0.0%	(228)	0.1%	(9,572)	(3.2)%
Nontaxable or nondeductible items	930	0.4%	(929)	0.2%	552	0.2%
Total income tax expense (benefit)	$71,524	25.3%	$(93,523)	24.8%	$62,830	21.4%
(1)State taxes in Indiana made up the majority (greater than 50 percent) of the tax effect in this category.
Deferred Taxes
The Company’s deferred income taxes are primarily due to temporary differences between financial and income tax reporting for a legal reserve, incentive compensation, depreciation of property, plant and equipment, amortization of intangibles, and other accrued liabilities.

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
As of December 31, 2025 and 2024, the Company retained a valuation allowance of $0.5 million and $0.7 million, respectively, against deferred tax assets related to various state and local NOLs that are subject to restrictive rules for future utilization.
As of December 31, 2025 and 2024, the Company had U.S. federal tax NOLs of approximately $220.5 million and none, respectively, which have no expiration. The Company has various multi-state income tax NOLs aggregating, approximately $208.5 million which will expire between 2026 and 2045, if unused.
The components of deferred tax assets and deferred tax liabilities as of December 31, 2025 and 2024 were as follows (in thousands):

	December 31,
	2025	2024
Deferred tax assets
Loss carryforwards and tax credits	$56,303	$1,792
Accrued liabilities	6,243	117,569
Incentive compensation	10,068	9,360
Operating lease assets	9,358	8,990
Research expenditure amortization	13,407	21,523
Other	8,830	2,918
	104,209	162,152
Deferred tax liabilities
Property, plant and equipment	(44,883)	(21,837)
Intangibles	(37,961)	(34,493)
Operating lease liabilities	(9,087)	(8,990)
Other	(2,933)	(1,495)
	(94,864)	(66,815)
Net deferred tax asset before valuation allowances and reserves	9,345	95,337
Valuation allowances	(298)	(464)
Net deferred tax asset	$9,047	$94,873
Tax Reserves
The Company’s policy with respect to interest and penalties associated with reserves or allowances for uncertain tax positions is to classify such interest and penalties in Income tax expense (benefit) on the Consolidated Statements of Operations. As of December 31, 2025 and 2024, the total amount of unrecognized income tax benefits, which are included in either Other noncurrent liabilities or Deferred income taxes in the Company’s Consolidated Balance Sheets, was approximately $1.5 million and $1.5 million, respectively, including interest and penalties, all of which, if recognized, would impact the effective income tax rate of the Company. We maintained our uncertain tax positions for the current period and we increased our prior period uncertain positions by $0.1 million. As of December 31, 2025 and 2024, the Company had recorded a total of $0.6 million and $0.5 million, respectively, of accrued interest and penalties related to uncertain tax positions. The Company expects no significant changes to the facts and circumstances underlying its reserves and allowances for uncertain income tax positions as reasonably possible during the next 12 months. As of December 31, 2025, the Company is subject to unexpired statutes of limitation for U.S. federal income taxes for the years 2022 through 2024. The Company is also subject to unexpired statutes of limitation for Indiana state income taxes for the years 2022 through 2024.

Income Taxes Paid (Received)
The following table provides a reconciliation of income taxes paid (received) (in thousands):

December 31,
2025
Federal	$—
State and local
FL	(175)
IN	(760)
MN	(166)
MO	(222)
NJ	(93)
PA	(326)
TX	229
All other state and local	11
Foreign
MX	168
$(1,334)

The amount of cash income taxes paid by the Company during the years ended December 31, 2024 and 2023 was $29.8 million and $82.6 million, respectively.
21. SEGMENTS
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
▪Parts & Services (“P&S”): The P&S segment comprises the Company’s Parts and Services business, as well as the Upfitting Solutions and Services business (a component of our Truck Bodies business). Additionally, the Company’s Composites business, which focuses on the use of DuraPlate® composite panels beyond the semi-trailer market, is also part of the P&S segment. This segment also includes the Wabash Parts LLC entity, which we created with our partner as further described in Note 7. Our Linq Venture Holdings LLC and Trailers as a Service (TaaS)SM initiatives, which combine our market-leading trailer products with emerging capabilities like parts distribution and a growing maintenance and repair network to provide a valuable suite of services to our customers, are included in the P&S segment as well. Finally, the P&S segment includes the Company’s Engineered Products business, which manufactures stainless-steel storage tanks and silos, mixers and processors for a variety of end markets. Growing and expanding our Parts and Services offerings continues to be a key strategic initiative for the Company.
The accounting policies of the TS and P&S segments are the same as those described in the summary of significant accounting policies except that the Company evaluates segment performance based on income (loss) from operations. The CODM evaluates performance by considering comparative period and forecast-to-actual variances for these measures. The Company has not allocated certain corporate related administrative costs, interest, and income taxes included in the corporate and eliminations segment to the Company’s other reportable segments. The Company accounts for intersegment sales and transfers at cost. Segment assets are not presented as it is not a measure reviewed by the CODM in allocating resources and assessing performance.

Reportable segment information is as follows (in thousands):

	Transportation Solutions	Parts & Services	Corporate and Eliminations	Consolidated
2025
Net sales
External customers	$1,306,732	$236,022	$—	$1,542,754
Intersegment sales	37,645	1,098	(38,743)	—
Total net sales	1,344,377	237,120	(38,743)	1,542,754
Cost of sales	1,318,663	192,923	(38,743)	1,472,843
Gross profit	25,714	44,197	—	69,911
Other operating expenses (1)	83,959	16,483	(338,036)	(237,594)
(Loss) income from operations	$(58,245)	$27,714	$338,036	$307,505
Depreciation and amortization	$48,652	$5,496	$4,587	$58,735

2024
Net sales
External customers	$1,747,039	$199,701	$—	$1,946,740
Intersegment sales	8,094	5,361	(13,455)	—
Total net sales	1,755,133	205,062	(13,455)	1,946,740
Cost of sales	1,537,515	157,608	(13,455)	1,681,668
Gross profit	217,618	47,454	—	265,072
Other operating expenses (1)	69,341	12,037	539,798	621,176
Income (loss) from operations	$148,277	$35,417	$(539,798)	$(356,104)
Depreciation and amortization	$49,987	$2,681	$4,317	$56,985

2023
Net sales
External customers	$2,320,274	$216,226	$—	$2,536,500
Intersegment sales	18,330	4,647	(22,977)	—
Total net sales	2,338,604	220,873	(22,977)	2,536,500
Cost of sales	1,898,740	162,550	(22,977)	2,038,313
Gross profit	439,864	58,323	—	498,187
Other operating expenses (1)	72,936	13,674	99,628	186,238
Income (loss) from operations	$366,928	$44,649	$(99,628)	$311,949
Depreciation and amortization	$40,443	$2,201	$2,676	$45,320
—————————
(1)Other operating expenses include General and administrative expenses, Selling expenses, Amortization of intangible assets and Impairment and other, net.
Customer Concentration
The Company is subject to a concentration of risk as the five largest customers together accounted for approximately 35%, 42%, and 32% of the Company’s aggregate net sales in 2025, 2024, and 2023, respectively. No individual customer accounted for more than 10% of our aggregate net sales in 2025. Our largest customer, included as part of the Transportation Solutions segment, accounted for 15% and 12% of our aggregate net sales in 2024 and 2023. International sales accounted for less than 10% in each of the last three years.

Product Information
The Company offers products primarily in four general categories: (1) new trailers, (2) used trailers, (3) components, parts and services, and (4) equipment and other (which includes new truck body sales). The following table sets forth the major product categories and their percentage of consolidated net sales (dollars in thousands):

Year ended December 31, 2025	Transportation Solutions	Parts & Services	Eliminations	Consolidated
New trailers	$1,045,677	$—	$(37,403)	$1,008,274	65.3%
Used trailers	—	4,570	—	4,570	0.3%
Components, parts and services	—	127,341	—	127,341	8.3%
Equipment and other	298,700	105,209	(1,340)	402,569	26.1%
Total net external sales	$1,344,377	$237,120	$(38,743)	$1,542,754	100.0%

Year ended December 31, 2024	Transportation Solutions	Parts & Services	Eliminations	Consolidated
New trailers	$1,335,902	$—	$(3,978)	$1,331,924	68.4%
Used trailers	71	4,012	(71)	4,012	0.2%
Components, parts and services	—	128,565	—	128,565	6.6%
Equipment and other	419,160	72,485	(9,406)	482,239	24.8%
Total net external sales	$1,755,133	$205,062	$(13,455)	$1,946,740	100.0%

Year ended December 31, 2023	Transportation Solutions	Parts & Services	Eliminations	Consolidated
New trailers	$1,924,700	$—	$(5,901)	$1,918,799	75.7%
Used trailers	—	4,978	—	4,978	0.2%
Components, parts and services	—	148,256	—	148,256	5.8%
Equipment and other	413,904	67,639	(17,076)	464,467	18.3%
Total net external sales	$2,338,604	$220,873	$(22,977)	$2,536,500	100.0%

22. IMPAIRMENT, DIVESTITURES, AND SALES OF PROPERTY, PLANT, AND EQUIPMENT
On January 5, 2026, the Company announced and initiated a plan to idle its facilities in Little Falls, Minnesota and in Goshen, Indiana. The Company reviewed the asset group for impairment and as a result, machinery and equipment assets at the Little Falls, Minnesota facility previously valued at $17.2 million were determined to have a fair value of $3.8 million, resulting in a $13.4 million impairment charge recognized in the fourth quarter of 2025. Little Falls, Minnesota production is a part of the Transportation Solutions segment. The review of the Goshen, Indiana asset group, which is also a part of the Transportation Solutions segment, did not result in an impairment.
In 2024, the Company sold property, plant, and equipment with proceeds totaling approximately $4.4 million, recognizing a gain on the sale of approximately $0.5 million. In 2024, the Company also impaired approximately $1.0 million due to a construction-in-progress project that was no longer expected to be completed.
The impairments and gains on sale of assets are included in Impairment and other, net in the Consolidated Statements of Operations.

23. CONSOLIDATED QUARTERLY FINANCIAL DATA (UNAUDITED)
The following is a summary of the unaudited quarterly results of operations for fiscal years 2025, 2024, and 2023 (dollars in thousands, except per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2025
Net sales	$380,890	$458,816	$381,595	$321,453
Gross profit (loss)	$19,003	$41,400	$15,708	$(6,200)
Net income (loss) attributable to common stockholders	$230,941	$(9,589)	$39,977	$(49,878)
Basic net income (loss) attributable to common stockholders per share(1)	$5.41	$(0.23)	$0.98	$(1.23)
Diluted net income (loss) attributable to common stockholders per share(1)	$5.36	$(0.23)	$0.97	$(1.23)
2024
Net sales	$515,276	$550,610	$464,040	$416,814
Gross profit	$76,446	$89,658	$56,009	$42,959
Net income (loss) attributable to common stockholders	$18,167	$28,958	$(330,166)	$(1,030)
Basic net income (loss) attributable to common stockholders per share(1)	$0.40	$0.65	$(7.53)	$(0.02)
Diluted net income (loss) attributable to common stockholders per share(1)	$0.39	$0.64	$(7.53)	$(0.02)
2023
Net sales	$620,952	$686,620	$632,828	$596,100
Gross profit	$116,027	$151,027	$122,910	$108,223
Net income attributable to common stockholders	$51,213	$74,328	$55,329	$50,382
Basic net income attributable to common stockholders per share(1)	$1.07	$1.57	$1.18	$1.10
Diluted net income attributable to common stockholders per share(1)	$1.04	$1.54	$1.16	$1.07
—————————
(1)Basic and diluted net income (loss) attributable to common stockholders per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly net income (loss) attributable to common stockholders per share may differ from annual net income (loss) attributable to common stockholders per share due to rounding.
24. SUBSEQUENT EVENTS
On January 1, 2026, the Company completed its acquisition of 51% of the interest in Linq Venture Holdings LLC (“Linq”), increasing its interest from 49% to 100%, and providing the Company control over Linq Venture Holdings LLC. On, and as of, January 1, 2026, Linq became, and is, a wholly-owned subsidiary of the Company and Linq will have its financial position and results consolidated with those of the Company. Purchase accounting for this business combination was incomplete at the time of filing as asset appraisals could not be completed before the filing date. The Company previously accounted for its 49% interest in Linq Venture Holdings LLC as an equity method investment.
ITEM 9—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A—CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to provide reasonable assurance to our management and board of directors that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on an evaluation conducted under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2025, including those procedures described below, we, including our Chief Executive Officer and our Chief Financial Officer, determined that those controls and procedures were effective.
Changes in Internal Controls
There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fourth quarter of fiscal year 2025 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025, based on criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO). Based on this assessment, management has concluded that internal control over financial reporting is effective as of December 31, 2025.
Ernst & Young LLP, an Independent Registered Public Accounting Firm, has audited the Company’s consolidated financial statements as of and for the year ended December 31, 2025, and its report on internal controls over financial reporting as of December 31, 2025, appears on the following page.

Brent L. Yeagy	President and Chief Executive Officer
Patrick Keslin	Senior Vice President and Chief Financial Officer

February 18, 2026

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Wabash National Corporation
Opinion on Internal Control Over Financial Reporting
We have audited Wabash National Corporation’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Wabash National Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and our report dated February 18, 2026 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP

Indianapolis, Indiana
February 18, 2026

ITEM 9B—OTHER INFORMATION
(b)
During the three months ended December 31, 2025, none of our directors or executive officers adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408(a) of Regulation S-K).
ITEM 9C—DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10—DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The Company hereby incorporates by reference the information contained under the heading “Information About Our Executive Officers” from Item 1 Part I of this Annual Report.
The Company hereby incorporates by reference the information contained under the headings “Delinquent Section 16(a) Reports,” “Proposal 1 - Election of Directors,” “Corporate Governance” - Committees of the Board” and “Corporate Governance - Prohibition Against Insider Trading” from its definitive Proxy Statement to be delivered to stockholders of the Company and filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report in connection with the 2026 Annual Meeting of Stockholders to be held May 13, 2026.
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
ITEM 11—EXECUTIVE COMPENSATION
The Company hereby incorporates by reference the information contained under the headings “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Executive Compensation Tables,” “Compensation Committee Interlocks and Insider Participation,” and “Corporate Governance—Director Compensation” from its definitive Proxy Statement to be delivered to the stockholders of the Company and filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report in connection with the 2026 Annual Meeting of Stockholders to be held May 13, 2026.
ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The Company hereby incorporates by reference the information contained under the headings “Beneficial Ownership Information—Beneficial Ownership of Common Stock” and “Equity Compensation Plan Information” from its definitive Proxy Statement to be delivered to the stockholders of the Company and filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report in connection with the 2026 Annual Meeting of Stockholders to be held on May 13, 2026.
ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The Company hereby incorporates by reference the information contained under the headings “Corporate Governance—Board Structure and its Role in Risk Oversight—Director Independence,” “Corporate Governance-Committees of the Board-Audit Committee,” and “Corporate Governance—Related Persons Transactions Policy” from its definitive Proxy Statement to be delivered to the stockholders of the Company and filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report in connection with the 2026 Annual Meeting of Stockholders to be held on May 13, 2026.
ITEM 14—PRINCIPAL ACCOUNTING FEES AND SERVICES
Information required by Item 14 of this form and the Audit Committee’s pre-approval policies and procedures regarding the engagement of the principal accountant are incorporated herein by reference to the information contained under the heading “Proposal 3—Ratification of Appointment of Independent Registered Public Accounting Firm” from the Company’s definitive Proxy Statement to be delivered to the stockholders of the Company and filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report in connection with the 2026 Annual Meeting of Stockholders to be held on May 13, 2026.

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

10.13#	Form of Indemnification Agreement with Directors and Executive Officers (7)
10.14#	Form of Wabash National Corporation Restricted Stock Unit Agreement for awards to be granted to non-employee directors under the 2017 Omnibus Incentive Plan after 2023 (17)
10.15#	Wabash National Corporation 2025 Omnibus Incentive Plan (19)
19	Wabash National Corporation Insider Trading Policy (20)
21.1	List of Significant Subsidiaries (21)
23.1	Consent of Ernst & Young LLP (21)
31.1	Certification of Principal Executive Officer (21)
31.2	Certification of Principal Financial Officer (21)
32.1	Written Statement of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350) (21)

97.1	Wabash National Corporation Compensation Recovery Policy (17)
101	The following materials from Wabash National Corporation’s Annual Report on Form 10-K for the year ended December 31, 2025 are filed herewith, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at December 31, 2025 and 2024, (ii) the Consolidated Statements of Operations for the twelve months ended December 31, 2025, 2024, and 2023, (iii) the Consolidated Statements of Comprehensive Income (Loss) for the twelve months ended December 31, 2025, 2024, and 2023, (iv) the Consolidated Statements of Stockholders’ Equity for the twelve months ended December 31, 2025, 2024, and 2023, (v) the Consolidated Statements of Cash Flows for the twelve months ended December 31, 2025, 2024, and 2023, (vi) Notes to the Consolidated Financial Statements, (vii) the information in Part I, Item 1C Cybersecurity, (viii) the information in Part II, Item 9B(b) Other Information and (ix) the information in Part III, Item 10 Directors, Executive Officers and Corporate Governance. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document. (21)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101) (21)

#	Management contract or compensatory plan
(1)	Incorporated by reference to the Registrant’s registration statement on Form S-3 (Registration No. 333-27317) filed on May 16, 1997
(2)	Incorporated by reference to the Registrant’s Form 8-K filed on December 16, 2015 (File No. 001-10883)
(3)	Incorporated by reference to the Registrant’s Form 8-K filed on May 25, 2011 (File No. 001-10883)
(4)	Incorporated by reference to the Registrant’s Form 8-K filed on September 14, 2011 (File No. 001-10883)
(5)	Incorporated by reference to the Registrant’s Form 10-Q filed on November 1, 2011 (File No. 001-10883)
(6)	Incorporated by reference to the Registrant’s Form S-8 filed on May 18, 2017 (File No. 333-218085)
(7)	Incorporated by reference to the Registrant’s Form 8-K filed on December 15, 2017 (File No. 001-10883)
(8)	Incorporated by reference to the Registrant’s Form 8-K filed on December 27, 2018 (File No. 001-10883)
(9)	Incorporated by reference to the Registrant’s Form 10-K filed on February 25, 2020 (File No. 001-10883)
(10)	Incorporated by reference to the Registrant’s Form 10-Q filed on July 29, 2020 (File No. 001-10883)
(11)	Incorporated by reference to the Registrant’s Form 8-K filed on September 30, 2020 (File No. 001-10883)
(12)	Incorporated by reference to the Registrant’s Form 10-K filed on February 25, 2021 (File No. 001-10883)
(13)	Incorporated by reference to the Registrant’s Form 8-K filed on September 29, 2021 (File No 001-10883)
(14)	Incorporated by reference to the Registrant’s Form 8-K filed on October 6, 2021 (File No 001-10883)
(15)	Incorporated by reference to the Registrant’s Form 8-K filed on February 22, 2022 (File No 001-10883)
(16)	Incorporated by reference to the Registrant’s Form 8-K filed on September 26, 2022 (File No 001-10883)
(17)	Incorporated by reference to the Registrant’s Form 10-K filed on February 22, 2024 (File No 001-10883)
(18)	Incorporated by reference to the Registrant’s Form 8-K filed on May 22, 2024 (File No 001-10883)
(19)	Incorporated by reference to Exhibit A to the Definitive Proxy Statement on Schedule 14A of Wabash National Corporation filed on April 1, 2025 (File No 001-10883)
(20)	Incorporated by reference to the Registrant’s Form 10-K filed on February 18, 2025 (File No. 001-10883)
(21)	Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
WABASH NATIONAL CORPORATION

February 18, 2026	By:	/s/ Patrick Keslin
Patrick Keslin
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature and Name	Title	Date

/s/ Brent L. Yeagy	President and Chief Executive Officer, Director	February 18, 2026
Brent L. Yeagy	(Principal Executive Officer)

/s/ Patrick Keslin	Senior Vice President and Chief Financial Officer	February 18, 2026
Patrick Keslin	(Principal Financial Officer and Principal Accounting Officer)

/s/ Larry J. Magee	Chairman of the Board of Directors	February 18, 2026
Larry J. Magee

/s/ Therese M. Bassett	Director	February 18, 2026
Therese M. Bassett

/s/ John G. Boss	Director	February 18, 2026
John G. Boss

/s/ Trent J. Broberg	Director	February 18, 2026
Trent J. Broberg

/s/ Ann D. Murtlow	Director	February 18, 2026
Ann D. Murtlow

/s/ Sudhanshu Priyadarshi	Director	February 18, 2026
Sudhanshu Priyadarshi

/s/ Scott K. Sorensen	Director	February 18, 2026
Scott K. Sorensen

/s/ Stuart A. Taylor II	Director	February 18, 2026
Stuart A. Taylor II