Form 10-Q
period 2026-03-31
WABASH NATIONAL Corp
filed 2026-05-01
CIK 879526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of common stock outstanding at April 24, 2026 was 40,673,967.

WABASH NATIONAL CORPORATION
FORM 10-Q

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements
WABASH NATIONAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	March 31, 2026	December 31, 2025
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$43,427	$31,923
Accounts receivable, net	159,186	119,874
Inventories, net	198,289	181,153
Prepaid expenses and other	68,349	86,136
Total current assets	469,251	419,086
Property, plant, and equipment, net	292,391	300,477
Goodwill	213,339	191,222
Deferred income taxes	21,951	9,047
Intangible assets, net	60,887	63,561
Investment in unconsolidated entities	16,110	7,250
Other assets	155,199	180,538
Total assets	$1,229,128	$1,171,181
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$—	$—
Accounts payable	212,512	145,739
Other accrued liabilities	140,237	156,556
Total current liabilities	352,749	302,295
Long-term debt	498,035	442,852
Deferred income taxes	12	—
Other non-current liabilities	56,598	57,492
Total liabilities	907,394	802,639
Commitments and contingencies
Noncontrolling interest	1,120	1,184
Wabash National Corporation stockholders’ equity:
Common stock 200,000,000 shares authorized, $0.01 par value, 40,673,967 and 40,436,437 shares outstanding, respectively	789	787
Additional paid-in capital	701,805	700,697
Retained earnings	255,108	303,615
Accumulated other comprehensive income (loss)	255	(398)
Treasury stock at cost, 38,263,966 and 38,263,966 common shares, respectively	(637,343)	(637,343)
Total Wabash National Corporation stockholders' equity	320,614	367,358
Total liabilities, noncontrolling interest, and equity	$1,229,128	$1,171,181

The accompanying notes are an integral part of these Condensed Consolidated Statements.

WABASH NATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited – dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2026	2025
Net sales	$303,229	$380,890
Cost of sales	313,804	361,887
Gross (loss) profit	(10,575)	19,003
General and administrative expenses	32,097	(304,685)
Selling expenses	7,718	6,379
Amortization of intangible assets	2,674	2,789
Impairment and other, net	(705)	(31)
(Loss) income from operations	(52,359)	314,551
Other income (expense):
Interest expense	(6,186)	(5,026)
Other, net	290	1,614
Other expense, net	(5,896)	(3,412)
Loss from unconsolidated entity	—	(1,842)
(Loss) income before income tax expense	(58,255)	309,297
Income tax (benefit) expense	(13,020)	78,101
Net (loss) income	(45,235)	231,196
Net (loss) income attributable to noncontrolling interest	(64)	255
Net (loss) income attributable to common stockholders	$(45,171)	$230,941

Net (loss) income attributable to common stockholders per share:
Basic	$(1.11)	$5.41
Diluted	$(1.11)	$5.36
Weighted average common shares outstanding (in thousands):
Basic	40,739	42,716
Diluted	40,739	43,087

Dividends declared per share	$0.08	$0.08

The accompanying notes are an integral part of these Condensed Consolidated Statements.

WABASH NATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited – dollars in thousands)

	Three Months Ended March 31,
	2026	2025
Net (loss) income	$(45,235)	$231,196
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(315)	167
Unrealized gain on derivative instruments	968	612
Total other comprehensive income	653	779
Comprehensive (loss) income	(44,582)	231,975
Comprehensive (loss) income attributable to noncontrolling interest	(64)	255
Comprehensive (loss) income attributable to common stockholders	$(44,518)	$231,720

The accompanying notes are an integral part of these Condensed Consolidated Statements.

WABASH NATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited – dollars in thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities
Net (loss) income	$(45,235)	$231,196
Adjustments to reconcile net (loss) income to net cash used in operating activities
Depreciation	12,355	12,243
Amortization of intangibles	2,674	2,789
Net (gain) loss on sale of property, plant and equipment	(1,162)	33
Deferred income taxes	(12,892)	86,461
Stock-based compensation	3,171	3,249
Non-cash interest expense	262	246
Equity in loss from unconsolidated entity	—	1,842
Accounts receivable	(38,719)	(27,747)
Inventories	(17,136)	(19,823)
Prepaid expenses and other	5,542	(15,573)
Accounts payable and accrued liabilities	64,202	73,227
Other, net	(6,714)	(348,415)
Net cash used in operating activities	(33,652)	(272)
Cash flows from investing activities
Cash payments for capital expenditures	(3,425)	(8,698)
Expenditures for revenue generating assets	(235)	(20,144)
Proceeds from the sale of assets	8,385	40
Acquisition, net of cash acquired	(2,872)	(1,666)
Investment in unconsolidated affiliates and other	(6,174)	(3,350)
Net cash used in investing activities	(4,321)	(33,818)
Cash flows from financing activities
Proceeds from exercise of stock options	—	11
Dividends paid	(3,476)	(3,864)
Borrowings under revolving credit facilities	111,303	20,414
Payments under revolving credit facilities	(56,303)	(414)
Debt issuance costs paid	—	(1)
Stock repurchases	—	(16,504)
Other	(2,047)	—
Net cash provided by (used in) financing activities	49,477	(358)
Cash and cash equivalents:
Net increase (decrease) in cash and cash equivalents	11,504	(34,448)
Cash and cash equivalents at beginning of period	31,923	115,484
Cash and cash equivalents at end of period	$43,427	$81,036
Supplemental disclosures of cash flow information:
Cash paid for interest	$1,302	$191
Net cash refunds received for income taxes	$(10,346)	$(193)
Period end balance of payables for property, plant, and equipment	$1,788	$5,001

The accompanying notes are an integral part of these Condensed Consolidated Statements.

WABASH NATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited – dollars in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	Shares	Amount
Balances at December 31, 2025	40,436,437	$787	$700,697	$303,615	$(398)	$(637,343)	$367,358
Net loss attributable to common stockholders for the period				(45,171)			(45,171)
Foreign currency translation					(315)		(315)
Stock-based compensation	237,530	2	1,108				1,110
Common stock dividends				(3,336)			(3,336)
Unrealized gain on derivative instruments, net of tax					968		968
Balances at March 31, 2026	40,673,967	$789	$701,805	$255,108	$255	$(637,343)	$320,614

The accompanying notes are an integral part of these Condensed Consolidated Statements.

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	Shares	Amount
Balances at December 31, 2024	42,882,308	$781	$689,216	$105,633	$(3,229)	$(603,571)	$188,830
Net income attributable to common stockholders for the period				230,941			230,941
Foreign currency translation					167		167
Stock-based compensation	298,701	5	3,244				3,249
Stock repurchases	(1,033,764)					(16,504)	(16,504)
Common stock dividends				(3,465)			(3,465)
Unrealized gain on derivative instruments, net of tax					612		612
Common stock issued in connection with:
Stock option exercises	750		11				11
Balances at March 31, 2025	42,147,995	$786	$692,471	$333,109	$(2,450)	$(620,075)	$403,841

The accompanying notes are an integral part of these Condensed Consolidated Statements.

WABASH NATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. DESCRIPTION OF THE BUSINESS & BASIS OF PRESENTATION
Wabash National Corporation (the “Company,” “Wabash,” “we,” “our,” or “us”) is Changing How the World Reaches You®. The Company was founded in 1985 and incorporated as a corporation in Delaware in 1991, with its principal executive offices in Lafayette, Indiana, as a dry van trailer manufacturer. Today the Company combines physical and digital technologies to deliver innovative, end-to-end solutions that optimize supply chains across transportation, logistics, and infrastructure markets.
To that end, the Company designs, manufactures, and services a diverse range of products supporting first-to-final mile operations, including dry freight and refrigerated trailers, platform trailers, tank trailers, dry and refrigerated truck bodies, structural composite panels and products, trailer aerodynamic solutions, and specialty food grade processing equipment. In addition, through Wabash Hub, customers gain access to a nationwide parts and service network, Trailers as a Service (TaaS)℠, and advanced tools designed to streamline operations and drive growth. The Company has achieved this diversification through acquisitions, organic growth, and product innovation.
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
The condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

2. NEW ACCOUNTING PRONOUNCEMENTS
In November 2024, the Financial Accounting Standards Board issued Accounting Standards Update No. 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses”, which requires additional disclosure of the nature of expenses included in the consolidated financial statements. The effective date of this ASU is for annual periods beginning after December 15, 2026. The Company is evaluating the effect this guidance will have on the consolidated financial statements.

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
Linq Venture Holdings LLC
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
On January 1, 2026, the Company executed a call option and acquired the remaining 51% equity interest in Linq Venture Holdings LLC (“Linq”) for cash consideration of $6.4 million and $18.6 million of a preexisting note receivable where the value was determined using current market transactions for similar items. The acquisition was achieved in stages with the fair value of the call option at $(0.1) million and the previously held 49% equity interest was remeasured to $6.1 million. This resulted in a $6.0 million reduction to General and administrative expenses in the Condensed Consolidated Statements of Operations.
Linq supports the development and scaling of a digital marketplace in and for the transportation and logistics distribution industry and serves as the digital channel for marketing Wabash products to end-customers and dealers. Linq became a wholly-owned subsidiary of the Company and Linq’s financial position and results are consolidated with those of the Company as of January 1, 2026. The revenue and earnings of Linq for 2026 are not material. The Company previously accounted for its 49% interest in Linq Venture Holdings LLC as an equity method investment. Linq is included within the Parts and Services reportable segment.
The fair value of the acquired business was determined to be $31 million using the income approach, specifically a discounted cashflow (DCF) method. The valuation was supported by prospective financial inputs from management including estimated revenues based on brokerage and software fees at 28% of supported recurring revenues. Estimated operating expenses were primarily related to ongoing software costs, salaries, and benefits. Due to the execution risk and market uncertainty inherent in second state, expansion technology ventures, a discount rate in the lower end of the range of 30% to 35% was considered appropriate and applied to the cash flows.
Initial accounting for the business combination is incomplete pending finalization of the valuation of certain tangible and intangible assets. Consequently, provisional amounts for these assets have been recorded based on the information currently available. The provisional amounts are as follows: Intangible assets $30.1 million and other net assets of $0.9 million. Intangible assets include internal use software that is tentatively valued at cost of $8.0 million with a 5-year life. As of March 31, 2026, the Company recognized $22.1 million of Goodwill in connection with the Linq acquisition which represents a premium paid for strategic benefits related to the expansion of a digital ecosystem supporting the growth of recurring revenue streams. The Goodwill from this transaction is deductible for tax purposes.

5. GOODWILL & OTHER INTANGIBLE ASSETS
As further described in Note 19, the Company has established two operating and reportable segments: Transportation Solutions (“TS”) and Parts & Services (“P&S”). These operating and reportable segments have also been determined to be the applicable reporting units for purposes of goodwill assignment and evaluation. As of March 31, 2026, goodwill allocated to the TS and P&S segments was approximately $120.5 million and $92.8 million, respectively.

The changes in the carrying amounts of goodwill from December 31, 2024 through the three-month period ended March 31, 2026 were as follows (in thousands):

	Transportation Solutions	Parts & Services	Total
Balance at December 31, 2024
Goodwill	$188,763	$108,078	$296,841
Accumulated impairment losses	(68,257)	(40,143)	(108,400)
Net balance as of December 31, 2024	120,506	67,935	188,441
Acquisition of Trailerhawk AI, LLC	—	2,801	2,801
Effects of foreign currency	(8)	(12)	(20)
Balance at December 31, 2025
Goodwill	188,755	110,867	299,622
Accumulated impairment losses	(68,257)	(40,143)	(108,400)
Net balance as of December 31, 2025	120,498	70,724	191,222
Acquisition of Linq Venture Holdings, LLC	—	22,116	22,116
Effects of foreign currency	(5)	6	1
Balance at March 31, 2026
Goodwill	188,750	132,989	321,739
Accumulated impairment losses	(68,257)	(40,143)	(108,400)
Net balance as of March 31, 2026	$120,493	$92,846	$213,339

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
Because the entity does not have sufficient equity at risk to permit it to carry on its activities without additional financial support, the Company concluded that WP is a VIE. The Company has the power to direct the activities of WP through majority representation on the Board of Directors as well as control related to the management and overall strategic direction of the entity. In addition, the Company has the obligation to absorb the benefits and losses of WP that could potentially be significant to the entity. The Company also has a requirement to provide funding to the entity if needed. Given the facts and circumstances specific to WP, the Company concluded that it is the primary beneficiary and, as such, is required to consolidate the entity. WP’s results of operations are included in the Parts & Services operating and reportable segment. Through March 31, 2026, the Company did not provide financial or other support to this VIE that it was not contractually obligated to provide. As of March 31, 2026, the Company does not have any obligations to provide financial support to WP.

The following table presents the assets and liabilities of the WP VIE consolidated on the Company’s Condensed Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$2,303	$2,455
Accounts receivable, net	5,183	4,559
Inventories, net	3	5
Prepaid expenses and other	250	177
Total current assets	7,739	7,196
Other assets	523	433
Total assets	$8,262	$7,629
Liabilities
Current liabilities:
Accounts payable	$3,823	$3,571
Other accrued liabilities	12	27
Total current liabilities	3,835	3,598
Total liabilities	$3,835	$3,598

The following table is a roll forward of activities in the Company’s noncontrolling interest (in thousands):

	2026	2025
Balance at January 1	$1,184	$996
Net (loss) income attributable to noncontrolling interest	(64)	255
Distributions paid to noncontrolling interest	—	—
Balance at March 31	$1,120	$1,251

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
The Company’s initial capital investment in the fourth quarter of 2024 was $6.0 million to launch venture labs aimed at providing solutions that optimize customer end-to-end supply chains across transportation, logistics and infrastructure markets. The $6.0 million nonrefundable investment covered the first contract year. An additional $6.2 million nonrefundable investment for the 2026 contract period was paid in the first quarter of 2026. The cost method investment is recorded in Investment in unconsolidated entities on the Company’s Condensed Consolidated Balance Sheets. Additionally, for each contract year of the collaboration during the term, the Company pays fees in the amount of 2% of the investment amount, inclusive of any inflation adjustments and expenses of $0.5 million, subject to equivalent upward inflation adjustment based on the Consumer Price Index, compounded annually.

SpecSync, Inc and PartsPulse, Inc are the first two startup companies from UpLabs’ development. SpecSync and PartsPulse were launched in January, 2026, through the collaborative venture labs to create purpose-built AI solutions for the Company as an initial customer to solve high-impact business challenges. On January 5, 2026, the Company agreed to receive a 20% equity share in both SpecSync and PartsPulse. As a part of the Company’s agreements with SpecSync and PartsPulse, in the first quarter of 2026, the Company paid the first of two semi-annual, one-time installments of $1.5 million for Implementation fees of the software. It also paid on-going quarterly subscription fees of $0.8 million that began in the fourth quarter of 2025. These expenses were recorded in General and administrative expenses in the Condensed Consolidated Statements of Operations. SpecSync and PartsPulse likely qualify as VIEs. Wabash is not considered a primary beneficiary as it does not have the ability to direct activities that most significantly impact economic performance and does not have the obligation to absorb significant losses or rights to receive significant benefits.
Freightvana Logistics, Inc
On February 26, 2026, the Company converted $2.0 million in trade receivables from FreightVana into a 4-year note receivable. Prior to the legal conversion of the instrument, management identified a $1.0 million current expected credit loss regarding the FreightVana balance that was expensed to General and administrative expenses in the Condensed Consolidated Statements of Operations. In addition, the Company previously entered into a termination agreement with FreightVana on February 1, 2025 regarding a convertible promissory note (the “2025 Note”). Pursuant to the agreement, the 2025 Note was terminated in exchange for a cash interest payment of $0.3 million and the conversion of the 2025 Note’s remaining $2.7 million carrying value into Class B preferred units of FreightVana. As the total consideration received exceeded the carrying value of the 2025 Note, the Company recognized a gain on debt settlement of $0.3 million within Other income (expense), Other, net in the Condensed Consolidated Statements of Operations for the period ended March 31, 2026. The Company’s total investment and maximum exposure to loss in FreightVana is $5.9 million.
The FreightVana entity is a VIE due to insufficient equity and the necessity of external support. However, because Wabash as a past vendor lacks power (no board influence or active business relationship), Wabash accounted for the investment as a cost investment with a corresponding note receivable.

7. INVENTORIES, NET
Inventories are stated at the lower of cost, determined on either the first-in, first-out or average cost method, or net realizable value. Inventories, net of reserves, consist of the following components (in thousands):

	March 31, 2026	December 31, 2025
Raw materials and components	$106,537	$94,600
Finished goods	70,900	67,338
Work in progress	10,275	8,434
Aftermarket parts	8,618	8,311
Used trailers	1,959	2,470
	$198,289	$181,153

8. PREPAID EXPENSES AND OTHER
Prepaid expenses and other current assets consist of the following (in thousands):

	March 31, 2026	December 31, 2025
Chassis converter pool agreements	$47,899	$61,925
Income tax receivables	976	11,694
Insurance premiums & maintenance/subscription agreements	13,689	7,503
Commodity swap contracts	2,362	1,422
All other	3,423	3,592
	$68,349	$86,136

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

9. DEBT
Long-term debt consists of the following (in thousands):

	March 31, 2026	December 31, 2025
Senior Notes	$400,000	$400,000
Revolving Credit Agreement	100,000	45,000
	500,000	445,000
Less: unamortized discount and fees	(1,965)	(2,148)
Less: current portion	—	—
	$498,035	$442,852
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

These amounts automatically become due and payable if an event of default relating to certain events of bankruptcy, insolvency or reorganization occurs. As of March 31, 2026, the Company was in compliance with all covenants.
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
Contractual coupon interest expense and accretion of fees for the Senior Notes for both three-month periods ended March 31, 2026 and March 31, 2025 was $4.5 million and $0.2 million, respectively. Contractual coupon interest expense and accretion of fees for the Senior Notes are included in Interest expense in the Company’s Condensed Consolidated Statements of Operations.
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
Under the Revolving Credit Agreement, the lenders agree to make available a $350 million revolving credit facility (the “Revolving Credit Facility”) to the Borrowers with a scheduled maturity date of September 23, 2027. The Company has the option to increase the total commitments under the Revolving Credit Facility by up to an additional $175 million, subject to certain conditions, including obtaining agreements from one or more lenders, whether or not party to the Revolving Credit Agreement, to provide such additional commitments. Availability under the Revolving Credit Agreement is based upon quarterly (or more frequent under certain circumstances) borrowing base certifications of the Borrowers’ eligible inventory, eligible leasing inventory and eligible accounts receivable, and is reduced by certain reserves in effect from time to time.
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
The Revolving Credit Agreement contains customary covenants limiting the ability of the Company and certain of its subsidiaries to, among other things, pay cash dividends, incur debt or liens, redeem or repurchase stock, enter into transactions with affiliates, merge, dissolve, repay subordinated indebtedness, make investments and dispose of assets. In addition, the Company will be required to maintain a minimum fixed charge coverage ratio of not less than 1.0 to 1.0 as of the end of any period of 12 fiscal months when excess availability under the Revolving Credit Agreement is less than the greater of (a) 10.0% of the lesser of (i) the total revolving commitments and (ii) the borrowing base (such lesser amount, the “Line Cap”) and (b) $25 million. As of March 31, 2026, the Company was in compliance with all covenants.
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
During the three-month period ended March 31, 2026, the Company had payments of principal totaling $56.3 million and borrowings of principal totaling $111.3 million under the Revolving Credit Agreement. As of March 31, 2026, there was $100.0 million outstanding under the Revolving Credit Agreement.

During the three-month period ended March 31, 2025, the Company had payments of principal totaling $0.4 million and borrowings of principal totaling $20.4 million under the Revolving Credit Agreement. As of March 31, 2025, there was $20.0 million outstanding under the Revolving Credit Agreement.
Interest expense under the Revolving Credit Agreement for each three-month period ended March 31, 2026 and March 31, 2025 was approximately $1.4 million and $0.3 million, respectively. Interest expense under the Revolving Credit Agreement is included in Interest expense in the Company’s Condensed Consolidated Statements of Operations.

10. FINANCIAL DERIVATIVE INSTRUMENTS
Commodity Pricing Risk
The Company was party to commodity swap contracts for specific commodities with notional amounts of approximately $26.7 million as of March 31, 2026 and $21.5 million as of December 31, 2025. The Company uses commodity swap contracts to mitigate the risks associated with fluctuations in commodity prices impacting its cash flows related to inventory purchases from suppliers. The Company does not hedge all commodity price risk.
At inception, the Company designated the commodity swap contracts as cash flow hedges. The contracts mature at specified monthly settlement dates and will be recognized into earnings through January 2027. The effective portion of the hedging transaction is recognized in Accumulated Other Comprehensive Income (Loss) (“AOCI”) and transferred to earnings when the forecasted hedged transaction takes place or when the forecasted hedged transaction is no longer probable to occur.
Financial Statement Presentation
As of March 31, 2026 and December 31, 2025, the fair value carrying amount of the Company’s derivative instruments were recorded as follows (in thousands):

		Asset / (Liability) Derivatives
	Balance Sheet Caption	March 31, 2026	December 31, 2025
Derivatives designated as hedging instruments
Commodity swap contracts	Prepaid expenses and other	$2,362	$1,422
Commodity swap contracts	Accounts payable and Other accrued liabilities	(52)	(26)
Total derivatives designated as hedging instruments		$2,310	$1,396

The following table summarizes the gain or loss recognized in AOCI as of March 31, 2026 and December 31, 2025 and the amounts reclassified from AOCI into earnings for the three months ended March 31, 2026 and 2025 (in thousands):

	Amount of Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion, net of tax)		Location of Gain (Loss) Reclassified from AOCI into Earnings (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Earnings

	March 31, 2026	December 31, 2025		Three Months Ended March 31,
				2026	2025
Derivatives instruments
Commodity swap contracts	$1,807	$839	Cost of sales	$994	$(270)
Over the next 12 months, the Company expects to reclassify approximately $2.3 million of pretax deferred gains, related to the commodity swap contracts, from AOCI to cost of sales as inventory purchases are settled.

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
During the three months ended March 31, 2026, leased assets obtained in exchange for new operating lease liabilities totaled approximately $1.8 million. During the three months ended March 31, 2025, leased assets obtained in exchange for new operating lease liabilities totaled approximately $2.7 million. As of March 31, 2026 and March 31, 2025, obligations related to operating leases that the Company has executed but have not yet commenced were both insignificant.
Leased assets and liabilities included within the Condensed Consolidated Balance Sheets consist of the following (in thousands):

	Classification	March 31, 2026	December 31, 2025
Right-of-Use Assets
Operating	Other assets	$31,838	$35,412
Total leased ROU assets		$31,838	$35,412
Liabilities
Current
Operating	Other accrued liabilities	$10,022	$13,319
Noncurrent
Operating	Other non-current liabilities	22,892	23,184
Total lease liabilities		$32,914	$36,503

Lease costs included in the Condensed Consolidated Statements of Operations consist of the following (in thousands):

	Classification	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Operating lease cost	Cost of sales, selling expenses and general and administrative expense	$3,149	$3,588
Net lease cost		$3,149	$3,588

Maturity of the Company’s lease liabilities as of March 31, 2026 is as follows (in thousands):

Operating Leases
2026 (remainder)	$9,037
2027	9,479
2028	7,630
2029	5,854
2030	3,922
Thereafter	991
Total lease payments	$36,913
Less: interest	3,982
Present value of lease payments	$32,931
As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments.

Remaining lease term and discount rates are as follows:

	March 31, 2026	December 31, 2025
Weighted average remaining lease term (years)
Operating leases	3.8	3.4
Weighted average discount rate
Operating leases	5.98%	5.89%
Lease costs included in the Condensed Consolidated Statements of Cash Flows are as follows (in thousands):

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$3,149	$3,554

Lessor and Sublessor Activities
The Company leases dry van trailers to customers under full-service lease agreements and operating lease agreements. At the inception of a contract, in accordance with the applicable accounting guidance (ASC 842, Leases) the Company considers whether the arrangement contains a lease and, as applicable, performs the required lease classification tests. The Company, as a lessor, has no sales-type or direct financing lease arrangements as of March 31, 2026.
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

Lease income is included in Net sales on the Company’s Condensed Consolidated Statements of Operations, and is recorded in the Parts & Services operating segment. For the three months ended March 31, 2026 and 2025, the Company’s lease income consisted of the following components (in thousands):

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Operating lease income
Fixed lease income	$1,691	$649
Total lease income	$1,691	$649

12. OTHER ACCRUED LIABILITIES
The following table presents the major components of Other accrued liabilities (in thousands):

	March 31, 2026	December 31, 2025
Warranty	$12,397	$12,902
Chassis converter pool agreements	46,272	59,599
Payroll and related taxes	13,058	12,077
Customer deposits	20,622	26,450
Self-insurance	11,925	11,644
Accrued interest	8,629	4,011
Operating lease obligations	10,022	13,319
Accrued taxes	8,706	6,731
All other	8,606	9,823
	$140,237	$156,556

The following table presents the changes in the product warranty accrual included in Other accrued liabilities (in thousands):

	2026	2025
Balance as of January 1	$12,902	$16,958
Provisions and revisions to estimates	448	587
Payments	(953)	(1,561)
Balance as of March 31	$12,397	$15,984
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
Fair value measurements and the fair value hierarchy level for the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025 are shown below (in thousands):

	Frequency	Asset / (Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2026
Commodity swap contracts	Recurring	$2,310	$—	$2,310	$—
Mutual funds	Recurring	$11,689	$11,689	$—	$—
December 31, 2025
Commodity swap contracts	Recurring	$1,396	$—	$1,396	$—
Mutual funds	Recurring	$13,435	$13,435	$—	$—

Estimated Fair Value of Debt
The estimated fair value of debt at March 31, 2026 consists of the Senior Notes (see Note 9). The fair value of the Senior Notes are based upon third party pricing sources, which generally do not represent daily market activity or represent data obtained from an exchange, and are classified as Level 2. The interest rates on the Company’s borrowings under the Revolving Credit Agreement are adjusted regularly to reflect current market rates and thus carrying value approximates fair value for any borrowings.
The Company’s carrying and estimated fair value of debt at March 31, 2026 and December 31, 2025 were as follows (in thousands):

	March 31, 2026				December 31, 2025
	Carrying Value	Fair Value			Carrying Value	Fair Value
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Instrument
Senior Notes	$398,035	$—	$354,749	$—	$397,852	$—	$370,003	$—
Revolving Credit Agreement	100,000	—	100,000	—	45,000	—	45,000	—
	$498,035	$—	$454,749	$—	$442,852	$—	$415,003	$—
The fair value of debt is based on current public market prices for disclosure purposes only. Unrealized gains or losses are not recognized in the financial statements, since long-term debt is presented at carrying value, net of unamortized premium or discount and unamortized deferred financing costs in the condensed consolidated financial statements.

14. COMMITMENTS AND CONTINGENCIES
Litigation
As of March 31, 2026, the Company was named as a defendant or was otherwise involved in numerous legal proceedings and governmental examinations, including class action lawsuits, in connection with the conduct of its business activities, in various jurisdictions, both in the United States and internationally. Accrual for losses have been recorded in accordance with GAAP. Based on the information currently available, management does not believe that existing proceedings and investigations will have a material impact on our consolidated financial condition or liquidity if determined in a manner adverse to the Company except as otherwise described below. However, such matters are unpredictable, and we could incur judgments or enter into settlements for current or future claims that could materially and adversely affect our financial statements. Costs associated with the litigation and settlements of legal matters are reported within General and administrative expenses in the Condensed Consolidated Statements of Operations.
Guarantees and Indemnifications
On February 26, 2026, the Company completed a sale transaction for dry van trailers with McKinney Vehicle Services, Inc. As part of the transaction, FreightVana Logistics, Inc. ("FreightVana"), will lease the equipment back from McKinney Vehicle Services, Inc. for six years, supported by a 24-month limited guaranty from the Company. The $6.7 million proceeds reflected the standalone fair value of the assets sold and no allocation was made for the guaranty. The estimated $0.5 million fair value of the guaranty was expensed to General and administrative expenses in the Condensed Consolidated Statements of Operations.
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
On November 13, 2019, the Company received a notice that it was considered one of several PRPs by the Indiana Department of Environmental Management (“IDEM”) under CERCLA and state law related to substances found in soil and groundwater at a property located at 817 South Earl Avenue, Lafayette, Indiana (the “Site”). The Company has never owned or operated the Site, but the Site is near certain of the Company’s owned properties. In 2020, the Company agreed to implement a limited work plan to further investigate the source of the contamination at the Site and worked with IDEM and other PRPs to finalize the terms of the work plan. The Company submitted its initial site investigation report to IDEM during the third quarter of 2020, indicating that the data collected by the Company’s consultant confirmed that the Company’s properties are not the source of contamination at the Site. In December 2021, after completing further groundwater sampling work, the Company submitted to IDEM a supplemental written report, which again stated that the Company is not a responsible party and the Company’s properties are not a source of any contamination. In June 2022, the Company and other PRPs finalized Work Plan Addendum No. 3, which provided for additional groundwater sampling on another PRP property. The Company completed all additional sampling and submitted supplemental reports to IDEM as of the first quarter of 2024. All available information and reports establish there is no source of any contamination on the Company’s owned properties. As of March 31, 2026, based on the information available, the Company does not expect this matter to have a material adverse effect on its financial condition or results of operations.

On December 1, 2025, the Company received a notice that it was considered one of several PRP’s by the Environmental Protection Agency (“EPA”) under CERCLA pertaining to the Motorola, Inc. 52nd Street Superfund Site in Maricopa, Arizona. The Superfund Site is divided into three operable units (“OUs”). The EPA’s allegation that the Company was a PRP arises out of the Company’s acquisition of a former branch facility located approximately five miles from the original Superfund Site. The Company acquired this facility in 1997, operated the facility until 2000, and sold the facility to a third party in 2002. In June 2010, the Company was contacted by the Roosevelt Irrigation District (“RID”) informing it that the Arizona Department of Environmental Quality (“ADEQ”) had approved a remediation plan in excess of $100 million for the RID portion of the Superfund Site, and demanded that the Company contribute to the cost of the plan or be named as a defendant in a CERCLA action to be filed in July 2010. The Company initiated settlement discussions with the RID and the ADEQ in July 2010 to provide a full release from the RID, and a covenant not-to-sue and contribution protection regarding the former branch property from the ADEQ, in exchange for payment from the Company. In May 2016, the Company, the ADEQ and the RID executed the originally proposed settlement agreements and, following a statutorily required 30-day public comment period, the settlement agreements were finalized and the Company paid $0.2 million, which had been accrued by the Company since 2010. ADEQ is the lead agency for OU1 and OU2 of the Superfund Site, while EPA is the lead agency for OU3. In October 2025, EPA finalized a Record of Decision for a final remedy for OU3, in which it approved a remediation plan for targeted in-situ injection and monitored attenuation, with an estimated cost of $12.9 million as to all relevant parties. As of March 31, 2026, based on the information available, the Company does not expect this matter to have a material adverse effect on its financial condition or results of operations.
Chassis Converter Pool Agreements
The Company obtains vehicle chassis for its specialized vehicle products directly from the chassis manufacturers under converter pool agreements. Chassis are obtained from the manufacturers based on orders from customers, and in some cases, for unallocated orders. The agreements generally state that the manufacturer will provide a supply of chassis to be maintained at the Company’s facilities with the condition that we will store such chassis and will not move, sell, or otherwise dispose of such chassis except under the terms of the agreement. In addition, the manufacturer typically retains the sole authority to authorize commencement of work on the chassis and to make certain other decisions with respect to the chassis including the terms and pricing of sales of the chassis to the manufacturer’s dealers. The manufacturer also does not transfer the certificate of origin to the Company nor permit the Company to sell or transfer the chassis to anyone other than the manufacturer (for ultimate resale to a dealer). Although the Company is party to related finance agreements with manufacturers, the Company has not historically settled, nor expects to in the future settle, any related obligations in cash. Instead, the obligation is settled by the manufacturer upon reassignment of the chassis to an accepted dealer, and the dealer is invoiced for the chassis by the manufacturer. Accordingly, as of March 31, 2026, the Company’s outstanding chassis converter pool with the manufacturer totaled $46.3 million and has included this financing agreement on the Company’s Condensed Consolidated Balance Sheets within Other accrued liabilities. Typically, chassis are converted and delivered to customers within 90 days of the receipt of the chassis by the Company.

15. NET (LOSS) INCOME PER COMMON SHARE
Basic earnings per common share is calculated based on the weighted average number of common shares outstanding during the period, including vested shares deferred under our non-qualified deferred compensation plan. Diluted earnings per common share is determined based on the weighted average number of common shares outstanding during the period combined with the incremental average common shares that would have been outstanding assuming the conversion of all potentially dilutive common shares into common shares as of the earliest date possible. The calculation of basic and diluted net income attributable to common stockholders per common share is determined using net income attributable to common stockholders as the numerator and the number of shares included in the denominator as shown below (in thousands, except per share amounts). The number of antidilutive securities that could potentially dilute basic earnings per share (“EPS”) in the future but were not included in the computation of diluted EPS because to do so would be antidilutive was 771,273 shares, respectively for the three-months ended March 31, 2026. For the three-months ended March 31, 2025, there were 251,431 antidilutive shares, respectively.

	Three Months Ended March 31,
	2026	2025
Basic net (loss) income attributable to common stockholders per share:
Net (loss) income attributable to common stockholders	$(45,171)	$230,941
Weighted average common shares outstanding	40,739	42,716
Basic net (loss) income attributable to common stockholders per share	$(1.11)	$5.41

Diluted net (loss) income attributable to common stockholders per share:
Net (loss) income attributable to common stockholders	$(45,171)	$230,941

Weighted average common shares outstanding	40,739	42,716
Dilutive stock options and restricted stock	—	371
Diluted weighted average common shares outstanding	40,739	43,087
Diluted net (loss) income attributable to common stockholders per share	$(1.11)	$5.36

16. STOCK-BASED COMPENSATION
The Company recognizes all share-based payments based upon their grant date fair value. The Company grants restricted stock units subject to specific service, performance, and/or market conditions. The Company’s policy is to recognize expense for awards that have service conditions only subject to graded vesting using the straight-line attribution method. In addition, the Company’s policy is to estimate expected forfeitures on share-based awards. The fair value of service and performance-based units is based on the market price of a share of underlying common stock at the date of grant. The fair values of the awards that contain market conditions are estimated using a Monte Carlo simulation approach in a risk-neutral framework to model future stock price movements based upon historical volatility, risk-free rates of return, and correlation matrix. The amount of compensation costs related to restricted stock units and performance units not yet recognized, excluding estimated forfeitures, was $20.9 million at March 31, 2026, for which the expense will be recognized through 2029.

17. STOCKHOLDERS’ EQUITY
Share Repurchase Program
On February 15, 2024, the Company announced that the Board of Directors approved the repurchase of an additional $150 million in shares of common stock over a three-year period. This authorization was an increase to the previous $150 million repurchase program approved in August 2021 and the previous $100 million repurchase programs approved in November 2018, February 2017, and February 2016. The repurchase program is set to expire in February 2027. Stock repurchases under this program may be made in the open market or in private transactions at times and in amounts determined by the Company. As of March 31, 2026, $93.2 million remained available under the program.

Common and Preferred Stock
The Board of Directors has the authority to issue common and unclassed preferred stock of up to 200 million shares and 25 million shares, respectively, with par value of $0.01 per share, as well as to fix dividends, voting and conversion rights, redemption provisions, liquidation preferences, and other rights and restrictions.
Accumulated Other Comprehensive Income (Loss)
Changes in AOCI by component, net of tax, for the three months ended March 31, 2026 are summarized as follows (in thousands):

	Foreign Currency Translation	Derivative Instruments	Total
Balances at December 31, 2025	$(1,237)	$839	$(398)
Net unrealized gains (losses) arising during the period(a)	(315)	1,757	1,442
Less: Net realized gains (losses) reclassified to net income(b)	—	789	789
Net change during the period	(315)	968	653
Balances at March 31, 2026	$(1,552)	$1,807	$255
—————————
(a) Derivative instruments net of $0.4 million of tax liability for the three months ended March 31, 2026.
(b) Derivative instruments net of $0.2 million of tax liability for the three months ended March 31, 2026.

Changes in AOCI by component, net of tax, for the three months ended March 31, 2025 are summarized as follows (in thousands):

	Foreign Currency Translation	Derivative Instruments	Total
Balances at December 31, 2024	$(2,999)	$(230)	$(3,229)
Net unrealized gains (losses) arising during the period(c)	167	409	576
Less: Net realized gains (losses) reclassified to net income(d)	—	(203)	(203)
Net change during the period	167	612	779
Balances at March 31, 2025	$(2,832)	$382	$(2,450)
—————————
(c) Derivative instruments net of $0.1 million of tax liability for the three months ended March 31, 2025.
(d) Derivative instruments net of $0.1 million of tax benefit for the three months ended March 31, 2025.

18. INCOME TAXES
For the three months ended March 31, 2026, the Company recognized income tax benefit of $13.0 million compared to income tax expense of $78.1 million for the same period in the prior year. The effective tax rates for the first three-months of 2026 and 2025 were 22.4% and 25.3%, respectively. The effective three-month tax rates for both 2026 and 2025 differ from the U.S. Federal statutory rate of 21% primarily due to the impact of state taxes.
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
▪Parts & Services (“P&S”): The P&S segment comprises the Company’s Parts and Services business, as well as the Upfitting Solutions and Services business (a component of our Truck Bodies business). Additionally, the Company’s Composites business, which focuses on the use of DuraPlate® composite panels beyond the semi-trailer market, is also part of the P&S segment. This segment also includes the Wabash Parts LLC entity, which we created with our partner as further described in Note 6. Our Linq Venture Holdings LLC and Trailers as a Service (TaaS)SM initiatives, which combine our market-leading trailer products with emerging capabilities like parts distribution and a growing maintenance and repair network to provide a valuable suite of services to our customers, are included in the P&S segment as well. Finally, the P&S segment includes the Company’s Engineered Products business, which manufactures stainless-steel storage tanks and silos, mixers and processors for a variety of end markets. Growing and expanding the Parts and Services offerings continues to be a key strategic initiative for the Company.
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
Reportable segment information is as follows (in thousands):

Three Months Ended March 31, 2026	Transportation Solutions	Parts & Services	Corporate and Eliminations	Consolidated
Net sales
External customers	$249,456	$53,773	$—	$303,229
Intersegment sales	720	296	(1,016)	—
Total net sales	250,176	54,069	(1,016)	303,229
Cost of sales	265,692	49,128	(1,016)	313,804
Gross (loss) profit	(15,516)	4,941	—	(10,575)
Other operating expenses (1)	21,833	1,138	18,813	41,784
(Loss) income from operations	$(37,349)	$3,803	$(18,813)	$(52,359)
Depreciation and amortization	$11,636	$2,314	$1,079	$15,029

Three Months Ended March 31, 2025	Transportation Solutions	Parts & Services	Corporate and Eliminations	Consolidated
Net sales
External customers	$329,048	$51,842	$—	$380,890
Intersegment sales	17,755	113	(17,868)	—
Total net sales	346,803	51,955	(17,868)	380,890
Cost of sales	338,389	41,366	(17,868)	361,887
Gross profit	8,414	10,589	—	19,003
Other operating expenses (1)	18,212	3,679	(317,439)	(295,548)
(Loss) income from operations	$(9,798)	$6,910	$317,439	$314,551
Depreciation and amortization	$12,705	$1,177	$1,150	$15,032

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

b.  Product Information
The Company offers products primarily in four general categories: (1) new trailers, (2) used trailers, (3) components, parts and services, and (4) equipment and other (which includes truck bodies). The following table sets forth the major product categories and their percentage of consolidated net sales (dollars in thousands):

Three Months Ended March 31, 2026	Transportation Solutions	Parts & Services	Eliminations	Consolidated
New trailers	$205,447	$—	$(514)	$204,933	67.6%
Used trailers	—	1,044	—	1,044	0.3%
Components, parts and services	—	33,086	—	33,086	10.9%
Equipment and other	44,729	19,939	(502)	64,166	21.2%
Total net sales	$250,176	$54,069	$(1,016)	$303,229	100.0%

Three Months Ended March 31, 2025	Transportation Solutions	Parts & Services	Eliminations	Consolidated
New trailers	$251,045	$—	$(17,670)	$233,375	61.3%
Used trailers	—	1,500	—	1,500	0.4%
Components, parts and services	—	31,502		31,502	8.3%
Equipment and other	95,758	18,953	(198)	114,513	30.1%
Total net sales	$346,803	$51,955	$(17,868)	$380,890	100.0%

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
Although we believe that the expectations expressed in our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and are subject to inherent risks and uncertainties, such as those disclosed in this Quarterly Report. Important risks and factors that could cause our actual results to be materially different from our expectations include the factors that are disclosed in “Item 1A-Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025. Each forward-looking statement contained in this Quarterly Report reflects our management’s view only as of the date on which that forward-looking statement was made. We are not obligated to update forward-looking statements or publicly release the result of any revisions to them to reflect events or circumstances after the date of this Quarterly Report or to reflect the occurrence of unanticipated events, except as required by law.

Results of Operations
Three Months Ended March 31, 2026 Compared with the Three Months Ended March 31, 2025
Net Sales
Net sales in the first quarter of 2026, decreased $77.7 million, or 20.4%, compared to the first quarter of 2025. By business segment, prior to the elimination of intercompany sales, sales and related units sold were as follows (dollars in thousands):

	Three Months Ended March 31,		Change
	2026	2025	Amount	%
	(prior to elimination of intersegment sales)
Sales by Segment
Transportation Solutions	$250,176	$346,803	$(96,627)	(27.9%)
Parts & Services	54,069	51,955	2,114	4.1%
Eliminations	(1,016)	(17,868)	16,852
Total	$303,229	$380,890	$(77,661)	(20.4%)

New Units Shipped	(units)
Trailers	5,378	6,290	(912)	(14.5%)
Truck bodies	1,527	3,000	(1,473)	(49.1%)
Total	6,905	9,290	(2,385)	(25.7%)

Used Units Shipped	(units)
Trailers	30	36	(6)	(16.7%)

TS segment sales, prior to the elimination of intersegment sales, were $250.2 million for the first quarter of 2026, a decrease of $96.6 million, or 27.9%, compared to the first quarter of 2025. New trailers shipped during the first quarter of 2026 totaled 5,378 trailers compared to 6,290 trailers in the prior year period, a decrease of 14.5%, which was primarily driven by lower dry van shipments. New truck bodies shipped during the first quarter of 2026 totaled 1,527 truck bodies compared to 3,000 truck bodies in the prior year period, a decrease of 49.1%.
P&S segment sales, prior to the elimination of intersegment sales, were $54.1 million for the first quarter of 2026, an increase of $2.1 million, or 4.1%, compared to the first quarter of 2025. The overall increase in sales for this segment was due primarily to higher sales within our Services business of $1.7 million and the Aftermarket Parts business of $2.6 million, partially offset by a lower sales within our Components business of $2.0 million.
Cost of Sales
Cost of sales was $313.8 million in the first quarter of 2026, a decrease of $48.1 million, or 13.3%, compared to the prior year period. Cost of sales is comprised of material costs, a variable expense, and other manufacturing costs, comprised of both fixed and variable expenses, including direct and indirect labor, outbound freight, overhead expenses, and depreciation.
TS segment cost of sales was $265.7 million in the first quarter of 2026, a decrease of $72.7 million, or 21.5%, compared to the prior year period. The decrease in cost of sales, which was primarily driven by lower shipment volumes, was due to a decrease in material costs of $45.8 million, or 21.3%, along with a decrease in certain other manufacturing costs.
P&S segment cost of sales was $49.1 million in the first quarter of 2026, an increase of $7.8 million, or 18.8%, compared to the prior year period. The increase in cost of sales was driven by an increase in material cost of $4.2 million due to the increase in sales, as well as an increase in other overheads.

Gross Profit
Gross profit was $(10.6) million in the first quarter of 2026, a decrease of $29.6 million from the prior year period. Gross profit as a percentage of net sales was (3.5)% for the first quarter of 2026, compared to 5.0% for the same period in 2025. Gross profit by segment was as follows (dollars in thousands):

	Three Months Ended March 31,		Change
	2026	2025	Amount	%
Gross Profit by Segment
Transportation Solutions	$(15,516)	$8,414	$(23,930)	(284.4%)
Parts & Services	4,941	10,589	(5,648)	(53.3%)
Total	$(10,575)	$19,003	$(29,578)	(155.6%)
TS segment gross profit was $(15.5) million for the first quarter of 2026 compared to $8.4 million for the first quarter of 2025. Gross profit, prior to the elimination of intersegment sales, as a percentage of net sales, was (6.2)% in the first quarter of 2026 compared to 2.4% in the comparative 2025 period. The overall decrease in gross profit from the prior year period was primarily driven by a decrease in shipments with our dry van and truck body products accounting for approximately $9.3 million and $17.8 million, respectively, of the decrease in gross profit.
P&S segment gross profit was $4.9 million for the first quarter of 2026 compared to $10.6 million for the first quarter of 2025. Gross profit, prior to the elimination of intersegment sales, as a percentage of net sales, was 9.1% in the first quarter of 2026 compared to 20.4% in the 2025 period. The overall decrease in gross profit was primarily related to the increase in overheads due to facility start up, whose growth outpaced the increase in costs associated with higher sales, as well as lower sales within our Components business.
General and Administrative Expenses
General and administrative expenses for the first quarter of 2026 increased $336.8 million, or 110.5%, from the prior year period. The increase from the prior year period was driven by the impacts of the reversal of charges associated with the Product Liability Matter in the first quarter of 2025. As a percentage of net sales, general and administrative expenses were 10.6% for the first quarter of 2026 compared to (80.0)% for the first quarter of 2025. The overall increase in general and administrative expenses as a percentage of net sales was primarily attributable to the reduction of punitive damages awarded in a lawsuit, Eileen Williams, Elizabeth Perkins, et al. v. Wabash National Corporation, et al., filed in the Circuit Court of the City of St. Louis, Missouri (the “Product Liability Matter”) in the first quarter of 2025. Excluding the impacts of the Product Liability Matter, general and administrative expenses as a percentage of net sales were 12.6% in the first quarter of 2026 as compared to 9.8% in the prior year period.
Selling Expenses
Selling expenses were $7.7 million in the first quarter of 2026, an increase of $1.3 million, or 21.0%, compared to the prior year period. The increase was primarily attributable to an increase in advertising and promotional expenses of $0.7 million. As a percentage of net sales, selling expenses were 2.5% for the first quarter of 2026 compared to 1.7% for the first quarter of 2025.
Amortization of Intangibles
Amortization of intangibles was $2.7 million during the first quarter of 2026 compared to $2.8 million in the prior year period. Amortization of intangibles was the result of expenses recognized for intangible assets recorded from previous acquisitions. The decrease from the prior year period is related to continued amortization of certain intangible assets recorded upon the acquisition of Supreme in September 2017.
Other Income (Expense)
Interest expense totaled $6.2 million during the first quarter of 2026 and $5.0 million during the first quarter of 2025. Interest expense relates to interest and non-cash accretion charges on our Senior Notes and Revolving Credit Agreement.
Other, net for the first quarter of 2026 was nominal as compared to income of $1.6 million for the prior year period. Income for the current and prior year periods primarily relate to interest income.

Income Taxes
We recognized an income tax benefit of $13.0 million in the first quarter of 2026 compared to income tax expense of $78.1 million for the same period in the prior year. The effective tax rate for this period was 22.4% compared to a rate of 25.3% for the same period in the prior year. The effective tax rate for both the first quarter of 2026 and the first quarter of 2025 differs from the U.S. Federal statutory rate of 21% primarily due to the impact of state taxes. Net cash refunds for income taxes in the first quarter of 2026 were $10.3 million compared to net cash refunds of $0.2 million in the first quarter of 2025. The increase in net cash refunds in the first of quarter of 2026 compared to the same period of 2025 was due to timing of federal refunds from previously filed tax returns.
Liquidity and Capital Resources
Capital Structure
Our capital structure is comprised of a mix of debt and equity. As of March 31, 2026, our debt-to-equity ratio was approximately 1.6:1.0. Our long-term objective is to generate operating cash flows sufficient to support the growth within our businesses and increase shareholder value. This objective will be achieved through a balanced capital allocation strategy of sustaining strong liquidity, maintaining healthy leverage ratios, investing in the business both organically and strategically, and returning capital to our shareholders. Our Board of Directors designated a Finance Committee to assist the Board in overseeing the Company’s capital structure, financing, investment, and other financial matters of importance.
During the first three months of 2026, in keeping with this balanced approach, we paid approximately $3.5 million in quarterly dividends to common stock shareholders. Additionally, as described in the “Debt Agreements and Related Amendments” section below, in September of 2022 we amended our Revolving Credit Agreement. The amendment increased the total revolving commitments to $350.0 million and extended the maturity to September 2027, the nearest maturity date of our long-term debt. As of March 31, 2026, there was $100.0 million outstanding under the Revolving Credit Agreement. Collectively, these demonstrate our confidence in the Company’s long-term financial outlook and ability to generate cash flow both near and long term. They reinforce our commitment to delivering shareholder value while maintaining the flexibility to execute our strategic plan for profitable growth and diversification.
Our liquidity position, defined as cash on hand and available borrowing capacity under the Revolving Credit Facility, was $165.1 million as of March 31, 2026, compared to $310.0 million at March 31, 2025 and $235.3 million at December 31, 2025, representing decreases of 47% and 30%, respectively. These decreases in liquidity as of March 31, 2026 compared to both March 31, 2025 and December 31, 2025 were primarily attributable to a lower available capacity on the Revolving Credit Agreement and a lower cash balance as of March 31, 2026.
For the remainder of 2026, we expect to continue our commitment to fund working capital requirements and capital expenditures from net cash provided by operations or available borrowing capacity under the Revolving Credit Agreement, as needed. Along with these investments, we will maintain our assets to react to any economic and/or industry changes, while also responsibly returning capital to our shareholders. We will continue to move rapidly to adjust to the current environment and preserve the strength of our balance sheet, while prioritizing the safety of our employees and ensuring the liquidity and financial well-being of the Company.
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
The Indenture contains customary events of default, including payment defaults, breaches of covenants, failure to pay certain judgments and certain events of bankruptcy, insolvency and reorganization. If an event of default occurs and is continuing, the principal amount of the Senior Notes, plus accrued and unpaid interest, if any, may be declared immediately due and payable. These amounts automatically become due and payable if an event of default relating to certain events of bankruptcy, insolvency or reorganization occurs. As of March 31, 2026, we were in compliance with all covenants.
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
Contractual coupon interest expense and accretion of fees for the Senior Notes for both three-month periods ended March 31, 2026 and March 31, 2025 was $4.5 million and $0.2 million, respectively. Contractual coupon interest expense and accretion of fees for the Senior Notes are included in Interest expense in the Company’s Condensed Consolidated Statements of Operations.
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
Under the Revolving Credit Agreement, the lenders agree to make available a $350 million revolving credit facility (the “Revolving Credit Facility”) to the Borrowers with a scheduled maturity date of September 23, 2027. We have the option to increase the total commitments under the Revolving Credit Facility by up to an additional $175 million, subject to certain conditions, including obtaining agreements from one or more lenders, whether or not party to the Revolving Credit Agreement, to provide such additional commitments. Availability under the Revolving Credit Agreement is based upon quarterly (or more frequent under certain circumstances) borrowing base certifications of the Borrowers’ eligible inventory, eligible leasing inventory and eligible accounts receivable, and is reduced by certain reserves in effect from time to time.
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

The Revolving Credit Agreement contains customary covenants limiting our ability and certain of our subsidiaries to, among other things, pay cash dividends, incur debt or liens, redeem or repurchase stock, enter into transactions with affiliates, merge, dissolve, repay subordinated indebtedness, make investments and dispose of assets. In addition, we will be required to maintain a minimum fixed charge coverage ratio of not less than 1.0 to 1.0 as of the end of any period of 12 fiscal months when excess availability under the Revolving Credit Agreement is less than the greater of (a) 10.0% of the lesser of (i) the total revolving commitments and (ii) the borrowing base (such lesser amount, the “Line Cap”) and (b) $25 million. As of March 31, 2026, we were in compliance with all covenants.
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
During the three-month period ended March 31, 2026, we had payments of principal totaling $56.3 million and borrowings of principal totaling $111.3 million under the Revolving Credit Agreement. As of March 31, 2026, there was $100.0 million outstanding under the Revolving Credit Agreement.
During the three-month period ended March 31, 2025, we had payments of principal totaling $0.4 million and borrowings of principal totaling $20.4 million under the Revolving Credit Agreement. As of March 31, 2025, there was $20.0 million outstanding under the Revolving Credit Agreement.
Interest expense under the Revolving Credit Agreement for each three-month period ended March 31, 2026 and March 31, 2025 was approximately $1.4 million and $0.3 million, respectively. Interest expense under the Revolving Credit Agreement is included in Interest expense in the Company’s Condensed Consolidated Statements of Operations.
Cash Flows
Cash used in operating activities for the first three months of 2026 totaled $33.7 million, compared to using $0.3 million during the same period in 2025. Cash used in operations during the current year period was the result of net income (loss) without the adjustment for a large non-cash reduction in legal matter expenses that occurred in the same period of 2025. Changes in key working capital accounts for 2026 and 2025 are summarized below (in thousands):

	Three Months Ended March 31,
	2026	2025	Change
Source (Use) of cash:
Accounts receivable	$(38,719)	$(27,747)	$(10,972)
Inventories	(17,136)	(19,823)	2,687
Accounts payable and accrued liabilities	64,202	73,227	(9,025)
Net source (use) of cash	$8,347	$25,657	$(17,310)
Accounts receivable increased $38.7 million in the first three months of 2026 as compared to a $27.7 million increase in the prior year period. Days sales outstanding, a measure of working capital efficiency that measures the amount of time a receivable is outstanding, was 48 days and 41 days for the three months ended March 31, 2026 and 2025, respectively. Inventory increased by $17.1 million during the first three months of 2026, compared to an increase of $19.8 million in the same 2025 period. Our inventory turns, a commonly used measure of working capital efficiency that measures how quickly inventory turns per year, was approximately 6.9 times in the period ended March 31, 2026, an increase of 1.2 times from the same 2025 period. Accounts payable and accrued liabilities increased by $64.2 million during the first three months of 2026 compared to an increase of $73.2 million for the same period in 2025. Days payable outstanding, a measure of working capital efficiency that measures the amount of time a payable is outstanding, was 61 days for the period ended March 31, 2026 compared to 53 days for the period ended March 31, 2025.

Investing activities used $4.3 million during the first three months of 2026, as compared to using $33.8 million during the same period in 2025. Investing activities for the first three months of 2026 related to capital expenditures for property, plant, and equipment of $3.4 million, $0.2 million for revenue generating assets and an additional $6.2 million for an investment in an unconsolidated entity. Investing activities for the first three months of 2025 related to capital expenditures for property, plant, and equipment of $8.7 million.
Financing activities provided $49.5 million during the first three months of 2026 as compared to using $0.4 million during the same period in 2025. Net cash provided by financing activities during the current year period primarily relates to net borrowings under our Revolving Credit Agreement of $55 million partially offset by common stock repurchases and withholdings of $0.0 million and cash dividend payments of $3.5 million. Net cash used by financing activities during the first three months of 2025 primarily related to common stock repurchases and withholdings of $16.5 million and cash dividend payments to our shareholders of $3.9 million. In addition, borrowings under our Credit Agreement totaled $20.4 million, fully offset by principal, interest, and unused fee payments made under our Credit Agreement of $0.4 million.
As of March 31, 2026, our liquidity position, defined as cash on hand and available borrowing capacity under our Revolving Credit Agreement, amounted to $165.1 million. This represents a decrease of $144.9 million, or 47%, compared to March 31, 2025, and a decrease of $70.2 million, or 30%, compared to December 31, 2025. The decrease in liquidity as of March 31, 2026, compared to March 31, 2025 was primarily attributable to a lower available capacity on the Revolving Credit Agreement partially offset by a higher cash balance as of March 31, 2026. The decrease as of March 31, 2026 compared to December 31, 2025, was primarily attributable to lower available capacity on the Revolving Credit Agreement and a lower cash balance. Total debt obligations amounted to $500.0 million as of March 31, 2026.
For the remainder of 2026, we expect to continue our commitment to fund our working capital requirements, capital expenditures, and our Trailers as a Service (TAAS)SM initiative from operations or available borrowing capacity under the Revolving Credit Agreement (as needed). We will continue to maintain our assets, to react to any key economic and/or industry changes, while also responsibly returning capital to our shareholders. We will continue to move rapidly to adjust to the current environment, including to the softening of demand for certain of our products, to preserve the strength of our balance sheet, while prioritizing the safety of our employees and ensuring the liquidity and financial well-being of the Company.
Capital Expenditures
Capital spending related to property, plant, and equipment amounted to approximately $3.4 million for the first three months of 2026. In addition, there were $0.2 million in expenditures for revenue generating assets for the first three months of 2026.
Capital spending and expenditures for revenue generating assets for 2026 are being evaluated to ensure that future investments align with market conditions and opportunities.
Goodwill
We considered whether there were any indicators of impairment during the three months ended March 31, 2026 and concluded there were none.

Contractual Obligations and Commercial Commitments
A summary of payments of our contractual obligations and commercial commitments, both on and off balance sheet, as of March 31, 2026 are as follows (in thousands):

	2026	2027	2028	2029	2030	Thereafter	Total
Debt:
Revolving Credit Agreement (due 2027)	$—	$—	$100,000	$—	$—	$—	$100,000
Senior Notes (due 2028)	—	—	400,000	—	—	—	400,000
Interest payments on Revolving Credit Agreement and Senior Notes(1)	21,957	21,825	18,000	—	—	—	61,782
Total debt	21,957	21,825	518,000	—	—	—	561,782
Other:
Operating Leases	9,037	9,479	7,630	5,854	3,922	991	36,913
Total other	9,037	9,479	7,630	5,854	3,922	991	36,913
Other commercial commitments:
Letters of Credit	5,615	—	—	—	—	—	5,615
Raw Material Purchase Commitments	26,628	48	—	—	—	—	26,676
Chassis Agreements and Programs	46,272	—	—	—	—	—	46,272
Total other commercial commitments	78,515	48	—	—	—	—	78,563
Total obligations	$109,509	$31,352	$525,630	$5,854	$3,922	$991	$677,258
—————————
(1) Future interest payments on variable rate long-term debt are estimated based on the rate in effect as of March 31, 2026, and only include interest payments (not unused line fees).

Borrowings under the Revolving Credit Agreement bear interest at a variable rate based on the Secured Overnight Financing Rate (“SOFR”) or a base rate determined by the lender’s prime rate plus an applicable margin, as defined in the agreement. Any outstanding borrowings under the Revolving Credit Agreement bear interest at a rate, at our election, equal to (i) adjusted term SOFR plus a margin ranging from 1.25% to 1.75% or (ii) a base rate plus a margin ranging from 0.25% to 0.75%, in each case depending upon the monthly average excess availability under the Revolving Credit Agreement. We are required to pay a monthly unused line fee equal to 0.20% times the average daily unused availability along with other customary fees and expenses of our agent and lenders. During the three-month period ended March 31, 2026, we had payments of principal totaling $56.3 million and borrowings of principal totaling $111.3 million under the Revolving Credit Agreement. As of March 31, 2026, there was $100.0 million outstanding under the Revolving Credit Agreement.
The Senior Notes bear interest at the rate of 4.5% per annum from the date of issuance, payable semi-annually on April 15 and October 15.
Operating leases represent the total future minimum lease payments that have commenced. As of March 31, 2026, obligations related to operating leases that we have executed but have not yet commenced were insignificant.
We have standby letters of credit totaling $5.6 million issued in connection with workers compensation claims and surety bonds.
We have $26.7 million in purchase commitments through January 2027 for various raw material commodities, including aluminum and nickel as well as other raw material components which are within normal production requirements.

We obtain vehicle chassis for our specialized vehicle products directly from the chassis manufacturers under converter pool agreements. Chassis are obtained from the manufacturers based on orders from customers, and in some cases, for unallocated orders. The agreements generally state that the manufacturer will provide a supply of chassis to be maintained at our facilities with the condition that we will store such chassis and will not move, sell, or otherwise dispose of such chassis except under the terms of the agreement. In addition, the manufacturer typically retains the sole authority to authorize commencement of work on the chassis and to make certain other decisions with respect to the chassis including the terms and pricing of sales of the chassis to the manufacturer’s dealers. The manufacturer also does not transfer the certificate of origin to us nor permit us to sell or transfer the chassis to anyone other than the manufacturer (for ultimate resale to a dealer). Although we are party to related finance agreements with manufacturers, we have not historically settled, nor expect to in the future settle, any related obligations in cash. Instead, the obligation is settled by the manufacturer upon reassignment of the chassis to an accepted dealer, and the dealer is invoiced for the chassis by the manufacturer. Accordingly, as of March 31, 2026 our outstanding chassis converter pool with the manufacturer totaled $46.3 million and we have included this financing agreement on our Condensed Consolidated Balance Sheets within Other accrued liabilities. Under this agreement, if the chassis is not delivered to a customer within a specified time frame, we are required to pay a finance or storage charge on the chassis. Additionally, we receive finance support funds from manufacturers when the chassis are assigned into our chassis pool. Typically, chassis are converted and delivered to customers within 90 days of our receipt of the chassis.
Backlog
Orders that have been confirmed by customers in writing and have defined delivery timeframes are included in our backlog. Orders that comprise our backlog may be subject to changes in quantities, delivery, specifications, terms, or cancellation. The following table presents backlog information as of March 31, 2026, December 31, 2025, and March 31, 2025 (in millions):

	March 31, 2026	December 31, 2025	Change	March 31, 2026	March 31, 2025	Change
12-month backlog	$738	$576	28%	$738	$841	(12)%
Total backlog	$837	$705	19%	$837	$1,224	(32)%
The increase in rolling 12-month backlog and total backlog from December 31, 2025 is primarily attributable to the placement of new orders during the first three months of 2026 outpacing shipments. The decrease in rolling 12-month backlog and total backlog from March 31, 2025 is primarily related to the softened new trailer and truck body demand stemming from expectations of the 2026 markets.
We continue to believe that our long-term relationship agreements with certain strategic customers will provide a good base of backlog for years to come. Refer to the “Outlook” section below for additional details related to industry and market conditions.
Outlook
The trailer industry generally follows the transportation industry’s cycles. According to ACT Research Company (“ACT”), total United States trailer production in 2025 was approximately 190,000 trailers, a 19.8% decrease from 2024. There remains uncertainty in the industry, including but not limited to overall economic conditions and softening of demand for certain of our products, which is reflected in market outlooks. Current estimates from ACT and FTR Associations (“FTR”) for 2026 United States trailer production are 188,000 and 178,000, respectively, representing a 1.1% and 7.3% decrease, respectively compared to 2025.
ACT is forecasting annual new trailer production levels for 2027, 2028, 2029, 2030, and 2031 of approximately 259,000, 296,000, 314,000, 290,000, and 298,000, respectively. In addition, FTR is forecasting annual new trailer production levels for 2027, 2028, 2029, 2030 of approximately 225,000, 276,000, 298,000, and 301,000, respectively. These estimates are generally consistent with historical trailer industry production levels. However, overall economic uncertainty and softening demand in the industry for certain of our products could continue to impact these estimates. This uncertainty and softening are evident in the ACT and FTR forecasts, particularly for 2026 production. However, we believe that our strategic plan and actions taken over the last several years have positioned us to remain well-suited to adapt to changes in the industry and demand environment due to our strong balance sheet, liquidity profile, and diversification.

Other potential risks we face for the remainder of 2026 primarily relate to our ability to effectively manage our manufacturing operations, including economic uncertainty and the uncertainty caused by recently enacted and proposed tariffs and the related disruptions to international trade, and our overall business. In addition, the cost of raw materials, commodities, and components are also potential risks. Significant increases in the cost of certain commodities, raw materials or components, including increases due to the imposition, or proposed imposition, of tariffs have had, and may continue to have, an adverse effect on our results of operations. As has been our practice, we will endeavor to pass raw material and component price increases to our customers in addition to continuing our cost management and hedging activities in an effort to minimize the risk that changes in material costs could have on our operating results. In addition, we rely on a limited number of suppliers for certain key components and raw materials in the manufacturing of our products, including tires, landing gear, axles, suspensions, aluminum extrusions, chassis and specialty steel coil. While we have taken actions to mitigate certain of these risks, which include our previously announced supply agreements at the current and expected demand levels, there may be additional or increased shortages of supplies of raw materials or components which would have an adverse impact on our ability to meet demand for our products. Despite these risks, we believe we are well positioned to capitalize on overall demand when it returns to normalized levels.
For the remainder of 2026, we will continue to adjust to changes in the current environment, preserve the strength of our balance sheet, prioritize the safety of our employees, and ensure the liquidity and financial well-being of the Company. We believe we remain well-positioned for both near-term and long-term success in the transportation, logistics, and distribution industries because: (1) our core customers are among the major participants in the transportation, logistics, and distribution industries; (2) our technology and innovation provide value-added solutions for our customers by reducing operating costs, improving revenue opportunities, and solving unique transportation problems; (3) our Wabash Management System (“WMS”) principles and processes and enterprise-wide lean efforts drive focus on the interconnected processes that are critical for success across our business; (4) our significant brand recognition, presence throughout North America, and the utilization of our extensive dealer network to market and sell our products; and (5) our One Wabash approach to create a consistent, superior experience for all customers who seek our connected solutions in the transportation, logistics, and distribution markets. By continuing to be an innovation leader in the transportation, logistics, and distribution industries we expect to leverage our existing assets and capabilities into higher margin products and markets by delivering connected, value-added customer solutions.
Critical Accounting Policies and Estimates
We have included a summary of our Critical Accounting Policies and Estimates in our Annual Report on Form 10-K for the year ended December 31, 2025. There have been no material changes to the summary provided in that report.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
In addition to the risks inherent in our operations, we have exposure to financial and market risk resulting from volatility in commodity prices, interest rates and foreign exchange rates. The following discussion provides additional detail regarding our exposure to these risks.
Commodity Prices
We are exposed to fluctuation in commodity prices through the purchase of various raw materials that are processed from commodities such as aluminum, steel, lumber, nickel, copper, and polyethylene. Given the historical volatility of certain commodity prices, this exposure can significantly impact product costs. We manage some of our commodity price changes by entering into fixed price contracts with our suppliers and through financial derivatives. To the extent that we are unable to offset the increased commodity costs in our product prices, our results would be materially and adversely affected. As of March 31, 2026, we had $26.7 million in raw material purchase commitments through January 2027 for materials that will be used in the production process, as compared to $21.5 million as of December 31, 2025. We typically do not set prices for our products more than 45-90 days in advance of our commodity purchases and can, subject to competitive market conditions, take into account the cost of the commodity in setting our prices for each order. As of March 31, 2026, a hypothetical ten percent change in commodity prices based on our raw material purchase commitments through January 2027 would result in a corresponding change in cost of goods sold of approximately $2.7 million. This sensitivity analysis does not account for the change in the competitive environment indirectly related to the change in commodity prices and the potential managerial action taken in response to these changes.
Interest Rates
As of March 31, 2026, we had $100.0 million floating rate debt outstanding under our Revolving Credit Agreement. The only other outstanding debt on our Condensed Consolidated Balance Sheets as of March 31, 2026 were the Senior Notes, which carry a fixed interest rate of 4.50%. Based on the current borrowings under our Revolving Credit Agreement, a hypothetical 100 basis-point change in the floating interest rate would result in a $1.0 million corresponding change in the interest expense over a one-year period. This sensitivity analysis does not account for the change in the competitive environment indirectly related to the change in interest rates and the potential managerial action taken in response to these changes.

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
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective as of March 31, 2026.
Changes in Internal Controls over Financial Reporting
There were no changes in the Company’s internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the first quarter of fiscal year 2026 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Part II - OTHER INFORMATION
Item 1. Legal Proceedings
See Item 3 of Part I of our Annual Report on Form 10-K for the year ended December 31, 2025. See also Note 14, “Commitments and Contingencies”, to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report.

Item 1A. Risk Factors
You should carefully consider the risks described below and in our Annual Report on Form 10-K for the year ended December 31, 2025 including those under the heading “Risk Factors” appearing in Item 1A of Part I of the Form 10-K and other information contained in this Quarterly Report before investing in our securities. Realization of any of these risks could have a material adverse effect on our business, financial condition, cash flows, and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Our Equity Securities
On February 15, 2024, the Company announced that the Board of Directors approved the repurchase of an additional $150 million in shares of common stock over a three-year period. This authorization was an increase to the previous $150 million repurchase program approved in August 2021 and the previous $100 million repurchase programs approved in November 2018, February 2017, and February 2016. The repurchase program is set to expire in February 2027. For the quarter ended March 31, 2026, the Company repurchased no shares pursuant to our repurchase program and as of March 31, 2026, $93.2 million remained available under the program.

Item 5. Other Information
(c)
During the first quarter of 2026, none of our directors or executive officers adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits

Exhibits
10.1
Transition Agreement between Wabash National Corporation and Michael N. Pettit, dated April 8, 2026 (Incorporated by reference to Wabash National Corporation’s Form 8-K filed on April 9, 2026 (File No. 001-10883)).

31.1	Certification of Principal Executive Officer
31.2	Certification of Principal Financial Officer
32.1	Written Statement of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)
101
The following materials from Wabash National Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 are filed herewith, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at March 31, 2026 and December 31, 2025, (ii) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2026 and 2025, (iii) the Condensed Consolidated Statements of Comprehensive (Loss) Income for the three months ended March 31, 2026 and 2025, (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2026 and 2025, (v) the Condensed Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2026 and 2025, (vi) Notes to Condensed Consolidated Financial Statements and (vii) the information included in Part II, Item 5(c). The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

104	Cover Page Interactive Data File (formatting as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WABASH NATIONAL CORPORATION

Date: May 1, 2026	By:	/s/ Patrick Keslin
Patrick Keslin
Senior Vice President and Chief Financial Officer (Principal Financial Officer)