Form 10-Q
period 2026-06-30
WABASH NATIONAL Corp
filed 2026-07-29
CIK 879526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of common stock outstanding at July 22, 2026 was 40,737,173.

WABASH NATIONAL CORPORATION
FORM 10-Q

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements
WABASH NATIONAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	June 30, 2026	December 31, 2025
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$71,496	$31,923
Accounts receivable, net	171,818	119,874
Inventories, net	192,261	181,153
Prepaid expenses and other	56,179	86,136
Total current assets	491,754	419,086
Property, plant, and equipment, net	283,363	300,477
Goodwill	213,333	191,222
Deferred income taxes	31,848	9,047
Intangible assets, net	58,213	63,561
Investment in unconsolidated entities	16,261	7,250
Other assets	144,010	180,538
Total assets	$1,238,782	$1,171,181
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$—	$—
Accounts payable	244,191	145,739
Other accrued liabilities	129,955	156,556
Total current liabilities	374,146	302,295
Long-term debt	513,220	442,852
Other non-current liabilities	57,564	57,492
Total liabilities	944,930	802,639
Commitments and contingencies
Noncontrolling interest	1,397	1,184
Wabash National Corporation stockholders’ equity:
Common stock 200,000,000 shares authorized, $0.01 par value, 40,737,173 and 40,436,437 shares outstanding, respectively	790	787
Additional paid-in capital	703,705	700,697
Retained earnings	228,943	303,615
Accumulated other comprehensive loss	(3,640)	(398)
Treasury stock at cost, 38,263,966 and 38,263,966 common shares, respectively	(637,343)	(637,343)
Total Wabash National Corporation stockholders' equity	292,455	367,358
Total liabilities, noncontrolling interest, and equity	$1,238,782	$1,171,181

The accompanying notes are an integral part of these Condensed Consolidated Statements.

WABASH NATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited – dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net sales	$417,241	$458,816	$720,470	$839,706
Cost of sales	401,912	417,416	715,716	779,303
Gross profit	15,329	41,400	4,754	60,403
General and administrative expenses	32,366	37,009	64,463	(267,676)
Selling expenses	6,336	6,339	14,054	12,718
Amortization of intangible assets	2,674	2,789	5,348	5,578
Impairment and other, net	(752)	14	(1,457)	(17)
(Loss) income from operations	(25,295)	(4,751)	(77,654)	309,800
Other income (expense):
Interest expense	(6,693)	(5,308)	(12,879)	(10,334)
Other, net	367	(33)	657	1,581
Other expense, net	(6,326)	(5,341)	(12,222)	(8,753)
Income (loss) from unconsolidated entity	151	(2,203)	151	(4,045)
(Loss) income before income tax expense	(31,470)	(12,295)	(89,725)	297,002
Income tax (benefit) expense	(8,856)	(2,692)	(21,876)	75,409
Net (loss) income	(22,614)	(9,603)	(67,849)	221,593
Net income (loss) attributable to noncontrolling interest	277	(14)	213	241
Net (loss) income attributable to common stockholders	$(22,891)	$(9,589)	$(68,062)	$221,352

Net (loss) income attributable to common stockholders per share:
Basic	$(0.56)	$(0.23)	$(1.67)	$5.24
Diluted	$(0.56)	$(0.23)	$(1.67)	$5.21
Weighted average common shares outstanding (in thousands):
Basic	40,917	41,753	40,828	42,231
Diluted	40,917	41,753	40,828	42,458

Dividends declared per share	$0.08	$0.08	$0.16	$0.16

The accompanying notes are an integral part of these Condensed Consolidated Statements.

WABASH NATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited – dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net (loss) income	$(22,614)	$(9,603)	$(67,849)	$221,593
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	446	1,180	131	1,347
Unrealized (loss) gain on derivative instruments	(4,341)	1,068	(3,373)	1,680
Total other comprehensive (loss) income	(3,895)	2,248	(3,242)	3,027
Comprehensive (loss) income	(26,509)	(7,355)	(71,091)	224,620
Comprehensive income (loss) attributable to noncontrolling interest	277	(14)	213	241
Comprehensive (loss) income attributable to common stockholders	$(26,786)	$(7,341)	$(71,304)	$224,379

The accompanying notes are an integral part of these Condensed Consolidated Statements.

WABASH NATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited – dollars in thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities
Net (loss) income	$(67,849)	$221,593
Adjustments to reconcile net (loss) income to net cash used in operating activities
Depreciation	23,291	23,524
Amortization of intangibles	5,348	5,578
Net (gain) loss on sale of property, plant and equipment	(1,855)	21
Deferred income taxes	(22,801)	86,749
Stock-based compensation	5,082	5,623
Non-cash interest expense	526	494
Equity in (income) loss from unconsolidated entity	(151)	4,045
Impairment	—	(20)
Accounts receivable	(51,351)	(45,783)
Inventories	(11,108)	6,371
Prepaid expenses and other	5,874	(18,767)
Accounts payable and accrued liabilities	92,988	40,079
Other, net	(6,511)	(345,613)
Net cash used in operating activities	(28,517)	(16,106)
Cash flows from investing activities
Cash payments for capital expenditures	(5,490)	(14,925)
Expenditures for revenue generating assets	(235)	(20,885)
Proceeds from the sale of assets	21,859	40
Acquisition, net of cash acquired	(2,872)	(1,666)
Investment in unconsolidated affiliates and other	(6,175)	(10,350)
Net cash provided by (used in) investing activities	7,087	(47,786)
Cash flows from financing activities
Proceeds from exercise of stock options	—	11
Dividends paid	(6,770)	(7,251)
Borrowings under revolving credit facilities	188,366	40,904
Payments under revolving credit facilities	(118,366)	(904)
Debt issuance costs paid	(171)	(1)
Stock repurchases	—	(26,928)
Other	(2,056)	—
Net cash provided by financing activities	61,003	5,831
Cash and cash equivalents:
Net increase (decrease) in cash and cash equivalents	39,573	(58,061)
Cash and cash equivalents at beginning of period	31,923	115,484
Cash and cash equivalents at end of period	$71,496	$57,423
Supplemental disclosures of cash flow information:
Cash paid for interest	$12,362	$9,666
Net cash (refunds received) paid for income taxes	$(10,052)	$174
Period end balance of payables for property, plant, and equipment	$1,563	$2,501
The accompanying notes are an integral part of these Condensed Consolidated Statements.

WABASH NATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited – dollars in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	Shares	Amount
Balances at December 31, 2025	40,436,437	$787	$700,697	$303,615	$(398)	$(637,343)	$367,358
Net loss attributable to common stockholders for the period				(45,171)			(45,171)
Foreign currency translation					(315)		(315)
Stock-based compensation	237,530	2	1,108				1,110
Common stock dividends				(3,336)			(3,336)
Unrealized gain on derivative instruments, net of tax					968		968
Balances at March 31, 2026	40,673,967	$789	$701,805	$255,108	$255	$(637,343)	$320,614
Net loss attributable to common stockholders for the period				(22,891)			(22,891)
Foreign currency translation					446		446
Stock-based compensation	63,206	1	1,900				1,901
Common stock dividends				(3,274)			(3,274)
Unrealized loss on derivative instruments, net of tax					(4,341)		(4,341)
Balances at June 30, 2026	40,737,173	$790	$703,705	$228,943	$(3,640)	$(637,343)	$292,455

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	Shares	Amount
Balances at December 31, 2024	42,882,308	$781	$689,216	$105,633	$(3,229)	$(603,571)	$188,830
Net income attributable to common stockholders for the period				230,941			230,941
Foreign currency translation					167		167
Stock-based compensation	298,701	5	3,244				3,249
Stock repurchases	(1,033,764)					(16,504)	(16,504)
Common stock dividends				(3,465)			(3,465)
Unrealized gain on derivative instruments, net of tax					612		612
Common stock issued in connection with:
Stock option exercises	750		11				11
Balances at March 31, 2025	42,147,995	$786	$692,471	$333,109	$(2,450)	$(620,075)	$403,841
Net loss attributable to common stockholders for the period				(9,589)			(9,589)
Foreign currency translation					1,180		1,180
Stock-based compensation	26,868	1	2,372			(12)	2,361
Stock repurchases	(1,085,489)					(10,412)	(10,412)
Common stock dividends				(3,232)			(3,232)
Unrealized gain on derivative instruments, net of tax					1,068		1,068
Balances at June 30, 2025	41,089,374	$787	$694,843	$320,288	$(202)	$(630,499)	$385,217

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

2. NEW ACCOUNTING PRONOUNCEMENTS
In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses”, which requires additional disclosure of the nature of expenses included in the consolidated financial statements. The effective date of this ASU is for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The Company is evaluating the effect this guidance will have on the condensed consolidated financial statements.
In September 2025, the FASB issued ASU No. 2025-06, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software”. ASU 2025-06 modernizes the accounting for internal-use software costs by eliminating the current development-stage model and requiring capitalization when management authorizes and commits to funding a software project and it is probable the project will be completed and the software will be used as intended. The standard also expands disclosure requirements related to capitalized internal-use software costs. ASU 2025-06 is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years. The Company is currently evaluating the impact of ASU 2025-06 on its consolidated financial statements and related disclosures.

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
On January 1, 2026, the Company executed a call option and acquired the remaining 51% equity interest in Linq Venture Holdings LLC (“Linq”) for cash consideration of $6.4 million and $18.6 million of a preexisting note receivable that was forgiven, where the value was determined using current market transactions for similar items. The acquisition was achieved in stages with the fair value of the call option at $(0.1) million and the previously held 49% equity interest was remeasured to $6.1 million. This resulted in a $6.0 million reduction to General and administrative expenses in the Condensed Consolidated Statements of Operations.
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
Initial accounting for the business combination is incomplete pending finalization of the valuation of certain tangible and intangible assets. Consequently, provisional amounts for these assets have been recorded based on the information currently available. The provisional amounts are as follows: Intangible assets $30.1 million and other net assets of $0.9 million. Intangible assets include internal use software that is tentatively valued at cost of $8.0 million with a 5 year life. The Company recognized $22.1 million of goodwill in connection with the Linq acquisition which represents a premium paid for strategic benefits related to the expansion of a digital ecosystem supporting the growth of recurring revenue streams. The goodwill from this transaction is deductible for tax purposes.

5. GOODWILL & OTHER INTANGIBLE ASSETS
As further described in Note 19, the Company has established two operating and reportable segments: Transportation Solutions (“TS”) and Parts & Services (“P&S”). These operating and reportable segments have also been determined to be the applicable reporting units for purposes of goodwill assignment and evaluation. As of June 30, 2026, goodwill allocated to the TS and P&S segments was approximately $120.5 million and $92.8 million, respectively.

The changes in the carrying amounts of goodwill from December 31, 2024 through the six month period ended June 30, 2026 were as follows (in thousands):

	Transportation Solutions	Parts & Services	Total
Balance at December 31, 2024
Goodwill	$188,763	$108,078	$296,841
Accumulated impairment losses	(68,257)	(40,143)	(108,400)
Net balance as of December 31, 2024	120,506	67,935	188,441
Acquisition of Trailerhawk AI, LLC	—	2,801	2,801
Effects of foreign currency	(8)	(12)	(20)
Balance at December 31, 2025
Goodwill	188,755	110,867	299,622
Accumulated impairment losses	(68,257)	(40,143)	(108,400)
Net balance as of December 31, 2025	120,498	70,724	191,222
Acquisition of Linq Venture Holdings, LLC	—	22,116	22,116
Effects of foreign currency	(5)	6	1
Balance at March 31, 2026
Goodwill	188,750	132,989	321,739
Accumulated impairment losses	(68,257)	(40,143)	(108,400)
Net balance as of March 31, 2026	120,493	92,846	213,339
Effects of foreign currency	(3)	(3)	(6)
Balance at June 30, 2026
Goodwill	188,747	132,986	321,733
Accumulated impairment losses	(68,257)	(40,143)	(108,400)
Net balance as of June 30, 2026	$120,490	$92,843	$213,333

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
Because the entity does not have sufficient equity at risk to permit it to carry on its activities without additional financial support, the Company concluded that WP is a VIE. The Company has the power to direct the activities of WP through majority representation on the Board of Directors as well as control related to the management and overall strategic direction of the entity. In addition, the Company has the obligation to absorb the benefits and losses of WP that could potentially be significant to the entity. The Company also has a requirement to provide funding to the entity if needed. Given the facts and circumstances specific to WP, the Company concluded that it is the primary beneficiary and, as such, is required to consolidate the entity. WP’s results of operations are included in the Parts & Services operating and reportable segment. Through June 30, 2026, the Company did not provide financial or other support to this VIE that it was not contractually obligated to provide. As of June 30, 2026, the Company does not have any obligations to provide financial support to WP.

The following table presents the assets and liabilities of the WP VIE consolidated on the Company’s Condensed Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$3,397	$2,455
Accounts receivable, net	3,823	4,559
Inventories, net	—	5
Prepaid expenses and other	468	177
Total current assets	7,688	7,196
Other assets	498	433
Total assets	$8,186	$7,629
Liabilities
Current liabilities:
Accounts payable	$5,374	$3,571
Other accrued liabilities	18	27
Total current liabilities	5,392	3,598
Other non-current liabilities	—	—
Total liabilities	$5,392	$3,598

The following table is a roll forward of activities in the Company’s noncontrolling interest (in thousands):

	2026	2025
Balance at January 1	$1,184	$996
Net (loss) income attributable to noncontrolling interest	(64)	255
Distributions paid to noncontrolling interest	—	—
Balance at March 31	1,120	1,251
Net income (loss) attributable to noncontrolling interest	277	(14)
Distributions declared to noncontrolling interest	—	—
Balance at June 30	$1,397	$1,237

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
The Company’s initial capital investment in the fourth quarter of 2024 was $6.0 million to launch venture labs aimed at providing solutions that optimize customer end-to-end supply chains across transportation, logistics, and infrastructure markets. The $6.0 million nonrefundable investment covered the first contract year. An additional $6.2 million nonrefundable investment for the 2026 contract period was paid in the first quarter of 2026. The cost method investment is recorded in Investment in unconsolidated entities on the Company’s Condensed Consolidated Balance Sheets. Additionally, for each contract year of the collaboration during the term, the Company pays fees in the amount of 2% of the investment amount, inclusive of any inflation adjustments and expenses of $0.5 million, subject to equivalent upward inflation adjustment based on the Consumer Price Index, compounded annually.

SpecSync, Inc and PartsPulse, Inc are the first two startup companies from UpLabs’ development. SpecSync and PartsPulse were launched in January 2026 through the collaborative venture labs to create purpose-built AI solutions for the Company as an initial customer to solve high-impact business challenges. On January 5, 2026, the Company agreed to receive a 20% equity share in both SpecSync and PartsPulse. During the six month period ended June 30, 2026, the Company recorded income of approximately $0.2 million within Income (loss) from unconsolidated entity in the Condensed Consolidated Statements of Operations.
As a part of the Company’s agreements with SpecSync and PartsPulse, in the first quarter of 2026, the Company paid the first of two semi-annual, one-time installments of $1.5 million for implementation fees of the software. It also paid on-going quarterly subscription fees of $0.8 million that began in the fourth quarter of 2025. These expenses were recorded in General and administrative expenses in the Condensed Consolidated Statements of Operations. SpecSync and PartsPulse qualify as VIEs. Wabash is not considered a primary beneficiary as it does not have the ability to direct activities that most significantly impact economic performance and does not have the obligation to absorb significant losses or rights to receive significant benefits. The Company’s total investment and maximum exposure to loss in SpecSync and PartsPulse is $12.4 million.
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
The FreightVana entity is a VIE due to insufficient equity and the necessity of external support. However, because Wabash lacks power (no board influence or active business relationship), Wabash accounted for the investment as a cost investment with a corresponding note receivable.

7. INVENTORIES, NET
Inventories are stated at the lower of cost, determined on either the first-in, first-out or average cost method, or net realizable value. Inventories, net of reserves, consist of the following components (in thousands):

	June 30, 2026	December 31, 2025
Raw materials and components	$101,277	$94,600
Finished goods	68,458	67,338
Work in progress	11,315	8,434
Aftermarket parts	8,776	8,311
Used trailers	2,435	2,470
	$192,261	$181,153

8. PREPAID EXPENSES AND OTHER
Prepaid expenses and other current assets consist of the following (in thousands):

	June 30, 2026	December 31, 2025
Chassis converter pool agreements	$36,649	$61,925
Income tax receivables	1,234	11,694
Insurance premiums & maintenance/subscription agreements	13,660	7,503
Commodity swap contracts	1,245	1,422
All other	3,391	3,592
	$56,179	$86,136
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

9. DEBT
Long-term debt consists of the following (in thousands):

	June 30, 2026	December 31, 2025
Senior Notes	$400,000	$400,000
Revolving Credit Agreement	115,000	45,000
	515,000	445,000
Less: unamortized discount and fees	(1,780)	(2,148)
Less: current portion	—	—
	$513,220	$442,852
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
The Indenture contains customary events of default, including payment defaults, breaches of covenants, failure to pay certain judgments and certain events of bankruptcy, insolvency and reorganization. If an event of default occurs and is continuing, the principal amount of the Senior Notes, plus accrued and unpaid interest, if any, may be declared immediately due and payable. These amounts automatically become due and payable if an event of default relating to certain events of bankruptcy, insolvency or reorganization occurs. As of June 30, 2026, the Company was in compliance with all covenants.
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
Contractual coupon interest expense and accretion of fees for the Senior Notes for the three and six month periods ended June 30, 2026 was $4.5 million and $0.2 million, and $9.0 million and $0.4 million, respectively. For the three and six month periods ended June 30, 2025, Contractual coupon interest expense and accretion of fees for the Senior Notes was $4.5 million and $0.2 million, and $9.0 million and $0.4 million, respectively. Contractual coupon interest expense and accretion of fees for the Senior Notes are included in Interest expense in the Company’s Condensed Consolidated Statements of Operations.
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
On July 14, 2026, the Company entered into a Fifth Amendment to Second Amended and Restated Credit Agreement (the “Amendment”) among the Company, certain of its subsidiaries as borrowers, certain of its subsidiaries as guarantors, the lenders party thereto and Wells Fargo Capital Finance, LLC, as the administrative agent, which amended the Company’s existing Second Amended and Restated Credit Agreement dated as of December 21, 2018 (the “Existing Credit Agreement”; the Existing Credit Agreement as previously amended and as amended by the Amendment, the “Credit Agreement”). The Amendment amended the Existing Credit Agreement to, among other things, permit the incurrence of additional indebtedness in the form of the Convertible Notes (as defined and further described in Note 21) in an aggregate outstanding principal amount not to exceed $150.0 million, which amount is in addition to all existing permitted indebtedness under the Credit Agreement.
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
Subject to availability, the Revolving Credit Agreement provides for a letter of credit sub-facility in the amount of $25 million and allows for swingline loans in the amount of $35 million. Outstanding borrowings under the Revolving Credit Agreement bear interest at an annual rate, at the Borrowers’ election, equal to (i) adjusted term Secured Overnight Financing Rate plus a margin ranging from 1.25% to 1.75% or (ii) a base rate plus a margin ranging from 0.25% to 0.75%, in each case depending upon the monthly average excess availability under the Revolving Credit Agreement. The Borrowers are required to pay a monthly unused line fee equal to 0.20% times the average daily unused availability along with other customary fees and expenses of the Agent and the lenders.

The Revolving Credit Agreement is guaranteed by certain subsidiaries of the Company (the “Guarantors”) and is secured by substantially all personal property of the Borrowers and the Guarantors.
The Revolving Credit Agreement contains customary covenants limiting the ability of the Company and certain of its subsidiaries to, among other things, pay cash dividends, incur debt or liens, redeem or repurchase stock, enter into transactions with affiliates, merge, dissolve, repay subordinated indebtedness, make investments and dispose of assets. In addition, the Company will be required to maintain a minimum fixed charge coverage ratio of not less than 1.0 to 1.0 as of the end of any period of 12 fiscal months when excess availability under the Revolving Credit Agreement is less than the greater of (a) 10.0% of the lesser of (i) the total revolving commitments and (ii) the borrowing base (such lesser amount, the “Line Cap”) and (b) $25 million. As of June 30, 2026, the Company was in compliance with all covenants.
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
During the three month period ended June 30, 2026, the Company had payments of principal totaling $62.1 million and borrowings of principal totaling $77.1 million under the Revolving Credit Agreement. During the six month period ended June 30, 2026, the Company had payments of principal totaling $118.4 million and borrowings of principal totaling $188.4 million. As of June 30, 2026, there was $115.0 million outstanding under the Revolving Credit Agreement.
During the three month period ended June 30, 2025, the Company had payments of principal totaling $0.5 million and borrowings of principal totaling $20.5 million under the Revolving Credit Agreement. During the six month period ended June 30, 2025, the Company had payments of principal totaling $0.9 million and borrowings of principal totaling $40.9 million. As of June 30, 2025, there was $40.0 million outstanding under the Revolving Credit Agreement.
Interest expense under the Revolving Credit Agreement for each three and six month period ended June 30, 2026 was approximately $1.9 million and $3.4 million, respectively. During each three and six month period ended June 30, 2025, interest expense under the Revolving Credit Agreement was approximately $0.6 million and $0.8 million, respectively. Interest expense under the Revolving Credit Agreement is included in Interest expense in the Company’s Condensed Consolidated Statements of Operations.

10. FINANCIAL DERIVATIVE INSTRUMENTS
Commodity Pricing Risk
The Company was party to commodity swap contracts for specific commodities with notional amounts of approximately $61.7 million as of June 30, 2026 and $21.5 million as of December 31, 2025. The Company uses commodity swap contracts to mitigate the risks associated with fluctuations in commodity prices impacting its cash flows related to inventory purchases from suppliers. The Company does not hedge all commodity price risk.
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

Financial Statement Presentation
As of June 30, 2026 and December 31, 2025, the fair value carrying amount of the Company’s derivative instruments were recorded as follows (in thousands):

		Asset / (Liability) Derivatives
	Balance Sheet Caption	June 30, 2026	December 31, 2025
Derivatives designated as hedging instruments
Commodity swap contracts	Prepaid expenses and other	$1,245	$1,422
Commodity swap contracts	Accounts payable and Other accrued liabilities	(4,271)	(26)
Total derivatives designated as hedging instruments		$(3,026)	$1,396
The following table summarizes the gain or loss recognized in AOCI as of June 30, 2026 and December 31, 2025 and the amounts reclassified from AOCI into earnings for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Amount of Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion, net of tax)		Location of Gain (Loss) Reclassified from AOCI into Earnings (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Earnings

	June 30, 2026	December 31, 2025		Three Months Ended June 30,		Six Months Ended June 30,
				2026	2025	2026	2025
Derivatives instruments
Commodity swap contracts	$(2,534)	$839	Cost of sales	$1,485	$437	$2,479	$(167)
Over the next 12 months, the Company expects to reclassify approximately $3.3 million of pretax deferred losses, related to the commodity swap contracts, from AOCI to cost of sales as inventory purchases are settled.

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
The Company leases certain industrial spaces, office spaces, land, and equipment. Some leases include one or more options to renew, with renewal terms that can extend the lease term from generally 1 year to 5 years. The exercise of lease renewal options is at the Company’s sole discretion, and are included in the lease term only to the extent such renewal options are reasonably certain of being exercised at lease commencement. Certain leases also include options to purchase the leased property. The depreciable life of assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise.
During the six months ended June 30, 2026, leased assets obtained in exchange for new operating lease liabilities totaled approximately $3.4 million. During the six months ended June 30, 2025, leased assets obtained in exchange for new operating lease liabilities totaled approximately $3.0 million. As of June 30, 2026 and June 30, 2025, obligations related to operating leases that the Company has executed but have not yet commenced were both insignificant.

Leased assets and liabilities included within the Condensed Consolidated Balance Sheets consist of the following (in thousands):

	Classification	June 30, 2026	December 31, 2025
Right-of-Use Assets
Operating	Other assets	$30,344	$35,412
Total leased ROU assets		$30,344	$35,412
Liabilities
Current
Operating	Other accrued liabilities	$9,711	$13,319
Noncurrent
Operating	Other non-current liabilities	22,179	23,184
Total lease liabilities		$31,890	$36,503
Lease costs included in the Condensed Consolidated Statements of Operations consist of the following (in thousands):

	Classification	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025
Operating lease cost	Cost of sales, selling expenses and general and administrative expense	$3,189	$3,536
Net lease cost		$3,189	$3,536

	Classification	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Operating lease cost	Cost of sales, selling expenses and general and administrative expense	$6,984	$7,124
Net lease cost		$6,984	$7,124

Maturity of the Company’s lease liabilities as of June 30, 2026 is as follows (in thousands):

Operating Leases
2026 (remainder)	$6,040
2027	9,701
2028	7,855
2029	6,084
2030	4,243
Thereafter	1,945
Total lease payments	$35,868
Less: interest	3,978
Present value of lease payments	$31,890
As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments.
Remaining lease term and discount rates are as follows:

	June 30, 2026	December 31, 2025
Weighted average remaining lease term (years)
Operating leases	3.9	3.4
Weighted average discount rate
Operating leases	6.05%	5.89%

Lease costs included in the Condensed Consolidated Statements of Cash Flows are as follows (in thousands):

	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$6,984	$7,056

Lessor and Sublessor Activities
The Company leases dry van trailers to customers under full-service lease agreements and operating lease agreements. At the inception of a contract, in accordance with the applicable accounting guidance (ASC 842, Leases) the Company considers whether the arrangement contains a lease and, as applicable, performs the required lease classification tests. The Company, as a lessor, does not have any significant sales-type or direct financing lease arrangements as of June 30, 2026.
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
Initial lease terms are generally three to five years. Certain of the Company’s leases provide customers with renewal options that provide the ability to extend the lease term for a period of generally 1 year to 5 years. In addition, some leases include options for the customer to purchase the trailers at fair market value, as determined by the Company at or near the end of the lease. The Company’s lease agreements generally do not have residual value guarantees nor permit customers to terminate the lease agreements prior to natural expiration. As stipulated in the lease agreements, the Company may receive reimbursements from customers for certain damage or required repairs to the trailers.
Certain of the Company’s leases and subleases are with a related party—such transactions were at market value and at arm’s length.
Lease income is included in Net sales on the Company’s Condensed Consolidated Statements of Operations, and is recorded in the Parts & Services operating segment. For the three and six months ended June 30, 2026 and 2025, the Company’s lease income consisted of the following components (in thousands):

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025
Operating lease income
Fixed lease income	$1,774	$1,002
Total lease income	$1,774	$1,002

	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Operating lease income
Fixed lease income	$3,465	$1,651
Total lease income	$3,465	$1,651

12. OTHER ACCRUED LIABILITIES
The following table presents the major components of Other accrued liabilities (in thousands):

	June 30, 2026	December 31, 2025
Warranty	$12,439	$12,902
Chassis converter pool agreements	35,550	59,599
Payroll and related taxes	14,310	12,077
Customer deposits	20,117	26,450
Self-insurance	12,173	11,644
Accrued interest	3,998	4,011
Operating lease obligations	9,711	13,319
Accrued taxes	8,071	6,731
All other	13,586	9,823
	$129,955	$156,556

The following table presents the changes in the product warranty accrual included in Other accrued liabilities (in thousands):

	2026	2025
Balance as of January 1	$12,902	$16,958
Provisions and revisions to estimates	1,050	1,287
Payments	(1,513)	(2,946)
Balance as of June 30	$12,439	$15,299
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

13. FAIR VALUE MEASUREMENTS
The Company’s fair value measurements are based upon a three level valuation hierarchy. These valuation techniques are based upon the transparency of inputs (observable and unobservable) to the valuation of an asset or liability as of the measurement date. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. These two types of inputs create the following fair value hierarchy:
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

Fair value measurements and the fair value hierarchy level for the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2026 and December 31, 2025 are shown below (in thousands):

	Frequency	Asset / (Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2026
Commodity swap contracts	Recurring	$(3,026)	$—	$(3,026)	$—
Mutual funds	Recurring	$13,312	$13,312	$—	$—
December 31, 2025
Commodity swap contracts	Recurring	$1,396	$—	$1,396	$—
Mutual funds	Recurring	$13,435	$13,435	$—	$—

Estimated Fair Value of Debt
The estimated fair value of debt at June 30, 2026 consists of the Senior Notes (see Note 9). The fair value of the Senior Notes are based upon third party pricing sources, which generally do not represent daily market activity or represent data obtained from an exchange, and are classified as Level 2. The interest rates on the Company’s borrowings under the Revolving Credit Agreement are adjusted regularly to reflect current market rates and thus carrying value approximates fair value for any borrowings.
The Company’s carrying and estimated fair value of debt at June 30, 2026 and December 31, 2025 were as follows (in thousands):

	June 30, 2026				December 31, 2025
	Carrying Value	Fair Value			Carrying Value	Fair Value
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Instrument
Senior Notes	$398,220	$—	$370,842	$—	$397,852	$—	$370,003	$—
Revolving Credit Agreement	115,000	—	115,000	—	45,000	—	45,000	—
	$513,220	$—	$485,842	$—	$442,852	$—	$415,003	$—
The fair value of debt is based on third party pricing sources for disclosure purposes only. Unrealized gains or losses are not recognized in the financial statements, since long-term debt is presented at carrying value, net of unamortized premium or discount and unamortized deferred financing costs in the condensed consolidated financial statements.

14. COMMITMENTS AND CONTINGENCIES
Litigation
As of June 30, 2026, the Company was named as a defendant or was otherwise involved in numerous legal proceedings and governmental examinations, including class action lawsuits, in connection with the conduct of its business activities, in various jurisdictions, both in the United States and internationally. Accrual for losses have been recorded in accordance with GAAP. Based on the information currently available, management does not believe that existing proceedings and investigations will have a material impact on our consolidated financial condition or liquidity if determined in a manner adverse to the Company except as otherwise described below. However, such matters are unpredictable, and we could incur judgments or enter into settlements for current or future claims that could materially and adversely affect our financial statements. Costs associated with the litigation and settlements of legal matters are reported within General and administrative expenses in the Condensed Consolidated Statements of Operations.

Guarantees and Indemnifications
On February 26, 2026, the Company completed a sale transaction for dry van trailers with McKinney Vehicle Services, Inc. As part of the transaction, FreightVana Logistics, Inc. ("FreightVana"), will lease the equipment back from McKinney Vehicle Services, Inc. for six years, supported by a 24-month limited guaranty from the Company. The $6.7 million proceeds reflected the standalone fair value of the assets sold and no allocation was made for the guaranty. The estimated $0.5 million fair value of the guaranty was expensed to General and administrative expenses in the Condensed Consolidated Statements of Operations for the six month period ended June 30, 2026.
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
On November 13, 2019, the Company received a notice that it was considered one of several PRPs by the Indiana Department of Environmental Management (“IDEM”) under CERCLA and state law related to substances found in soil and groundwater at a property located at 817 South Earl Avenue, Lafayette, Indiana (the “Site”). The Company has never owned or operated the Site, but the Site is near certain of the Company’s owned properties. In 2020, the Company agreed to implement a limited work plan to further investigate the source of the contamination at the Site and worked with IDEM and other PRPs to finalize the terms of the work plan. The Company submitted its initial site investigation report to IDEM during the third quarter of 2020, indicating that the data collected by the Company’s consultant confirmed that the Company’s properties are not the source of contamination at the Site. In December 2021, after completing further groundwater sampling work, the Company submitted to IDEM a supplemental written report, which again stated that the Company is not a responsible party and the Company’s properties are not a source of any contamination. In June 2022, the Company and other PRPs finalized Work Plan Addendum No. 3, which provided for additional groundwater sampling on another PRP property. The Company completed all additional sampling and submitted supplemental reports to IDEM as of the first quarter of 2024. All available information and reports establish there is no source of any contamination on the Company’s owned properties. As of June 30, 2026, based on the information available, the Company does not expect this matter to have a material adverse effect on its financial condition or results of operations.
On December 1, 2025, the Company received a notice that it was considered one of several PRP’s by the Environmental Protection Agency (“EPA”) under CERCLA pertaining to the Motorola, Inc. 52nd Street Superfund Site in Maricopa, Arizona. The Superfund Site is divided into three operable units (“OUs”). The EPA’s allegation that the Company was a PRP arises out of the Company’s acquisition of a former branch facility located approximately five miles from the original Superfund Site. The Company acquired this facility in 1997, operated the facility until 2000, and sold the facility to a third party in 2002. In June 2010, the Company was contacted by the Roosevelt Irrigation District (“RID”) informing it that the Arizona Department of Environmental Quality (“ADEQ”) had approved a remediation plan in excess of $100 million for the RID portion of the Superfund Site, and demanded that the Company contribute to the cost of the plan or be named as a defendant in a CERCLA action to be filed in July 2010. The Company initiated settlement discussions with the RID and the ADEQ in July 2010 to provide a full release from the RID, and a covenant not-to-sue and contribution protection regarding the former branch property from the ADEQ, in exchange for payment from the Company. In May 2016, the Company, the ADEQ and the RID executed the originally proposed settlement agreements and, following a statutorily required 30-day public comment period, the settlement agreements were finalized and the Company paid $0.2 million, which had been accrued by the Company since 2010. ADEQ is the lead agency for OU1 and OU2 of the Superfund Site, while EPA is the lead agency for OU3. In October 2025, EPA finalized a Record of Decision for a final remedy for OU3, in which it approved a remediation plan for targeted in-situ injection and monitored attenuation, with an estimated cost of $12.9 million as to all relevant parties. As of June 30, 2026, based on the information available, the Company does not expect this matter to have a material adverse effect on its financial condition or results of operations.

Chassis Converter Pool Agreements
The Company obtains vehicle chassis for its specialized vehicle products directly from the chassis manufacturers under converter pool agreements. Chassis are obtained from the manufacturers based on orders from customers, and in some cases, for unallocated orders. The agreements generally state that the manufacturer will provide a supply of chassis to be maintained at the Company’s facilities with the condition that we will store such chassis and will not move, sell, or otherwise dispose of such chassis except under the terms of the agreement. In addition, the manufacturer typically retains the sole authority to authorize commencement of work on the chassis and to make certain other decisions with respect to the chassis including the terms and pricing of sales of the chassis to the manufacturer’s dealers. The manufacturer also does not transfer the certificate of origin to the Company nor permit the Company to sell or transfer the chassis to anyone other than the manufacturer (for ultimate resale to a dealer). Although the Company is party to related finance agreements with manufacturers, the Company has not historically settled, nor expects to in the future settle, any related obligations in cash. Instead, the obligation is settled by the manufacturer upon reassignment of the chassis to an accepted dealer, and the dealer is invoiced for the chassis by the manufacturer. Accordingly, as of June 30, 2026, the Company’s outstanding chassis converter pool with the manufacturer totaled $35.6 million and has included this financing agreement on the Company’s Condensed Consolidated Balance Sheets within Other accrued liabilities. Typically, chassis are converted and delivered to customers within 90 days of the receipt of the chassis by the Company.

15. NET (LOSS) INCOME PER COMMON SHARE
Basic earnings per common share is calculated based on the weighted average number of common shares outstanding during the period, including vested shares deferred under our non-qualified deferred compensation plan. Diluted earnings per common share is determined based on the weighted average number of common shares outstanding during the period combined with the incremental average common shares that would have been outstanding assuming the conversion of all potentially dilutive common shares into common shares as of the earliest date possible. The calculation of basic and diluted net income attributable to common stockholders per common share is determined using net income attributable to common stockholders as the numerator and the number of shares included in the denominator as shown below (in thousands, except per share amounts). The number of antidilutive securities that could potentially dilute basic earnings per share (“EPS”) in the future but were not included in the computation of diluted EPS because to do so would be antidilutive was 716,458 and 665,627 shares, respectively for the three and six months ended June 30, 2026. For the three and six months ended June 30, 2025, there were 801,022 and 226,397 antidilutive shares, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Basic net (loss) income attributable to common stockholders per share:
Net (loss) income attributable to common stockholders	$(22,891)	$(9,589)	$(68,062)	$221,352
Weighted average common shares outstanding	40,917	41,753	40,828	42,231
Basic net (loss) income attributable to common stockholders per share	$(0.56)	$(0.23)	$(1.67)	$5.24

Diluted net (loss) income attributable to common stockholders per share:
Net (loss) income attributable to common stockholders	$(22,891)	$(9,589)	$(68,062)	$221,352

Weighted average common shares outstanding	40,917	41,753	40,828	42,231
Dilutive stock options and restricted stock	—	—	—	227
Diluted weighted average common shares outstanding	40,917	41,753	40,828	42,458
Diluted net (loss) income attributable to common stockholders per share	$(0.56)	$(0.23)	$(1.67)	$5.21

16. STOCK-BASED COMPENSATION
The Company recognizes all share-based payments based upon their grant date fair value. The Company grants restricted stock units subject to specific service, performance, and/or market conditions. The Company’s policy is to recognize expense for awards that have service conditions only subject to graded vesting using the straight-line attribution method. In addition, the Company’s policy is to estimate expected forfeitures on share-based awards. The fair value of service and performance-based units is based on the market price of a share of underlying common stock at the date of grant. The fair values of the awards that contain market conditions are estimated using a Monte Carlo simulation approach in a risk-neutral framework to model future stock price movements based upon historical volatility, risk-free rates of return, and correlation matrix. The amount of compensation costs related to restricted stock units and performance units not yet recognized, excluding estimated forfeitures, was $15.6 million at June 30, 2026, for which the expense will be recognized through 2029.

17. STOCKHOLDERS’ EQUITY
Share Repurchase Program
On February 15, 2024, the Company announced that the Board of Directors approved the repurchase of an additional $150 million in shares of common stock over a three year period. This authorization was an increase to the previous $150 million repurchase program approved in August 2021 and the previous $100 million repurchase programs approved in November 2018, February 2017, and February 2016. The repurchase program is set to expire in February 2027. Stock repurchases under this program may be made in the open market or in private transactions at times and in amounts determined by the Company. As of June 30, 2026, $93.2 million remained available under the program.
Common and Preferred Stock
The Board of Directors has the authority to issue common and unclassed preferred stock of up to 200 million shares and 25 million shares, respectively, with par value of $0.01 per share, as well as to fix dividends, voting and conversion rights, redemption provisions, liquidation preferences, and other rights and restrictions.
Accumulated Other Comprehensive Income (Loss)
Changes in AOCI by component, net of tax, for the six months ended June 30, 2026 are summarized as follows (in thousands):

	Foreign Currency Translation	Derivative Instruments	Total
Balances at December 31, 2025	$(1,237)	$839	$(398)
Net unrealized (losses) gains arising during the period(a)	(315)	1,757	1,442
Less: Net realized gains reclassified to net loss (b)	—	789	789
Net change during the period	(315)	968	653
Balances at March 31, 2026	(1,552)	1,807	255
Net unrealized gains (losses) arising during the period(c)	446	(3,203)	(2,757)
Less: Net realized gains reclassified to net loss (d)	—	1,138	1,138
Net change during the period	446	(4,341)	(3,895)
Balances at June 30, 2026	$(1,106)	$(2,534)	$(3,640)
—————————
(a) Derivative instruments net of $0.4 million of tax liability for the three months ended March 31, 2026.
(b) Derivative instruments net of $0.2 million of tax liability for the three months ended March 31, 2026.
(c) Derivative instruments net of $0.8 million of tax benefit for the three months ended June 30, 2026.
(d) Derivative instruments net of $0.3 million of tax liability for the three months ended June 30, 2026.

Changes in AOCI by component, net of tax, for the six months ended June 30, 2025 are summarized as follows (in thousands):

	Foreign Currency Translation	Derivative Instruments	Total
Balances at December 31, 2024	$(2,999)	$(230)	$(3,229)
Net unrealized gains arising during the period(e)	167	409	576
Less: Net realized losses reclassified to net loss(f)	—	(203)	(203)
Net change during the period	167	612	779
Balances at March 31, 2025	(2,832)	382	(2,450)
Net unrealized gains arising during the period(g)	1,180	1,396	2,576
Less: Net realized gains reclassified to net income(h)	—	328	328
Net change during the period	1,180	1,068	2,248
Balances at June 30, 2025	$(1,652)	$1,450	$(202)
—————————
(e) Derivative instruments net of $0.1 million of tax liability for the three months ended March 31, 2025.
(f) Derivative instruments net of $0.1 million of tax benefit for the three months ended March 31, 2025.
(g) Derivative instruments net of $0.5 million of tax liability for the three months ended June 30, 2025.
(h) Derivative instruments net of $0.1 million of tax liability for the three months ended June 30, 2025.

18. INCOME TAXES
For the three months ended June 30, 2026, the Company recognized income tax benefit of $8.9 million compared to income tax benefit of $2.7 million for the same period in the prior year. The effective tax rates for the three and six month periods of 2026 were 28.1% and 24.4%, respectively. For the same periods in 2025, the effective tax rates were 21.9% and 25.4%, respectively. The effective tax rates for both 2026 and 2025 differ from the U.S. Federal statutory rate of 21% primarily due to the impact of state taxes.
On July 4, 2025, The One Big Beautiful Bill Act was signed into legislation and includes numerous tax incentives and provisions. The Company continues to evaluate the impact of the new legislation but does not expect a material impact on the consolidated financial statements.

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

▪Parts & Services (“P&S”): The P&S segment comprises the Company’s Parts and Services business, as well as the Upfitting Solutions and Services business (a component of our Truck Bodies business). Additionally, the Company’s Composites business, which focuses on the use of DuraPlate® composite panels beyond the semi-trailer market, is also part of the P&S segment. This segment also includes the Wabash Parts LLC entity, which we created with our partner as further described in Note 6. The Company’s Linq Venture Holdings LLC and Trailers as a Service (TaaS)SM initiatives, which combine our market-leading trailer products with emerging capabilities like parts distribution and a growing maintenance and repair network to provide a valuable suite of services to our customers, are included in the P&S segment as well. Finally, the P&S segment includes the Company’s Engineered Products business, which manufactures stainless-steel storage tanks and silos, mixers and processors for a variety of end markets. Growing and expanding the Parts and Services offerings continues to be a key strategic initiative for the Company.
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

Reportable segment information is as follows (in thousands):

Three Months Ended June 30, 2026	Transportation Solutions	Parts & Services	Corporate and Eliminations	Consolidated
Net sales
External customers	$354,147	$63,094	$—	$417,241
Intersegment sales	507	293	(800)	—
Total net sales	354,654	63,387	(800)	417,241
Cost of sales	348,668	54,044	(800)	401,912
Gross profit	5,986	9,343	—	15,329
Other operating expenses (1)	19,887	3,378	17,359	40,624
(Loss) income from operations	$(13,901)	$5,965	$(17,359)	$(25,295)
Depreciation and amortization	$10,431	$1,937	$1,241	$13,609

Three Months Ended June 30, 2025	Transportation Solutions	Parts & Services	Corporate and Eliminations	Consolidated
Net sales
External customers	$399,352	$59,464	$—	$458,816
Intersegment sales	862	280	(1,142)	—
Total net sales	400,214	59,744	(1,142)	458,816
Cost of sales	371,614	46,944	(1,142)	417,416
Gross profit	28,600	12,800	—	41,400
Other operating expenses (1)	16,082	3,740	26,329	46,151
Income (loss) from operations	$12,518	$9,060	$(26,329)	$(4,751)
Depreciation and amortization	$11,685	$1,252	$1,133	$14,070

Six Months Ended June 30, 2026	Transportation Solutions	Parts & Services	Corporate and Eliminations	Consolidated
Net sales
External customers	$603,603	$116,867	$—	$720,470
Intersegment sales	1,227	589	(1,816)	—
Total net sales	604,830	117,456	(1,816)	720,470
Cost of sales	614,360	103,172	(1,816)	715,716
Gross (loss) profit	(9,530)	14,284	—	4,754
Other operating expenses (1)	41,720	4,516	36,172	82,408
(Loss) income from operations	$(51,250)	$9,768	$(36,172)	$(77,654)
Depreciation and amortization	$22,067	$4,251	$2,320	$28,638

Six Months Ended June 30, 2025	Transportation Solutions	Parts & Services	Corporate and Eliminations	Consolidated
Net sales
External customers	$728,400	$111,306	$—	$839,706
Intersegment sales	18,617	393	(19,010)	—
Total net sales	747,017	111,699	(19,010)	839,706
Cost of sales	710,003	88,310	(19,010)	779,303
Gross profit	37,014	23,389	—	60,403
Other operating expenses (1)	34,294	7,419	(291,110)	(249,397)
Income from operations	$2,720	$15,970	$291,110	$309,800
Depreciation and amortization	$24,390	$2,429	$2,283	$29,102
___________________
(1) Other operating expenses include General and administrative expenses, Selling expenses, Amortization of intangible assets, and Impairment and other, net.

b.  Product Information
The Company offers products primarily in four general categories: (1) new trailers, (2) used trailers, (3) components, parts and services, and (4) equipment and other (which includes truck bodies). The following table sets forth the major product categories and their percentage of consolidated net sales (dollars in thousands):

Three Months Ended June 30, 2026	Transportation Solutions	Parts & Services	Eliminations	Consolidated
New trailers	$317,516	$—	$(465)	$317,051	76.0%
Used trailers	—	1,796	—	1,796	0.4%
Components, parts and services	—	32,538	—	32,538	7.8%
Equipment and other	37,138	29,053	(335)	65,856	15.8%
Total net sales	$354,654	$63,387	$(800)	$417,241	100.0%

Three Months Ended June 30, 2025	Transportation Solutions	Parts & Services	Eliminations	Consolidated
New trailers	$312,931	$—	$(771)	$312,160	68.0%
Used trailers	—	1,120	—	1,120	0.2%
Components, parts and services	—	32,755	—	32,755	7.1%
Equipment and other	87,283	25,869	(371)	112,781	24.6%
Total net sales	$400,214	$59,744	$(1,142)	$458,816	100.0%

Six Months Ended June 30, 2026	Transportation Solutions	Parts & Services	Eliminations	Consolidated
New trailers	$522,963		$(979)	$521,984	72.5%
Used trailers	—	2,840	—	2,840	0.4%
Components, parts and services	—	65,624	—	65,624	9.1%
Equipment and other	81,867	48,992	(837)	130,022	18.0%
Total net sales	$604,830	$117,456	$(1,816)	$720,470	100.0%

Six Months Ended June 30, 2025	Transportation Solutions	Parts & Services	Eliminations	Consolidated
New trailers	$563,976	$—	$(18,441)	$545,535	65.0%
Used trailers	—	2,620	—	2,620	0.3%
Components, parts and services	—	64,257	—	64,257	7.7%
Equipment and other	183,041	44,822	(569)	227,294	27.1%
Total net sales	$747,017	$111,699	$(19,010)	$839,706	100.0%

20. DIVESTITURES OF PROPERTY, PLANT, AND EQUIPMENT AND REVENUE GENERATING ASSETS
In addition to the sale of dry van trailers to McKinney Vehicle Services, Inc. that is described in Note 14, during the six month period ended June 30, 2026 the Company sold property, plant, and equipment and revenue generating assets for proceeds totaling approximately $21.9 million and recognized a net gain of approximately $1.9 million. The net gain on these sales are included in Impairment and other, net in the Condensed Consolidated Statements of Operations. There were no material sales of property, plant, and equipment and revenue generating assets during the three and six month periods ended June 30, 2025.

21. SUBSEQUENT EVENTS
On July 20, 2026, the Company completed a private unregistered offering (the “Offering”) of $130.0 million in aggregate principal amount of 4.00% Convertible Senior Notes due 2032 (the “Initial Notes”). On July 16, 2026, the initial purchasers in the Offering exercised their option to purchase an additional $20.0 million in aggregate principal amount of the Company’s 4.00% Convertible Senior Notes due 2032 (together with the Initial Notes, the “Convertible Notes”), bringing the total aggregate principal amount of the Convertible Notes to $150.0 million. The Convertible Notes are guaranteed (the “Guarantees”) by each of the Company’s direct and indirect subsidiaries that guarantee the Company’s Senior Notes (the “Guarantors”). The Convertible Notes and the Guarantees are senior unsecured obligations of the Company and the Guarantors, respectively. The Convertible Notes and the Guarantees were issued pursuant to an Indenture, dated July 20, 2026 (the “Indenture”), among the Company, the Guarantors and U.S. Bank Trust Company, National Association, as trustee. The Indenture includes customary covenants and sets forth certain events of default after which the Convertible Notes may be declared immediately due and payable, as well as certain types of bankruptcy or insolvency events of default involving the Company after which the Convertible Notes become automatically due and payable.
The Convertible Notes bear interest at a rate of 4.00% per annum, payable semi-annually in arrears on February 1 and August 1 of each year, beginning on February 1, 2027. The Convertible Notes will mature on August 1, 2032, unless earlier converted, redeemed, or repurchased. Before May 1, 2032, noteholders will have the right to convert their Convertible Notes in certain circumstances and during specified periods. From and after May 1, 2032, the Convertible Notes will be convertible at the option of the noteholders at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date. The Company will settle any conversions of the Convertible Notes by paying or delivering, as applicable, cash, shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”), or a combination of cash and shares of Common Stock, at the Company’s election.
The conversion rate for the Convertible Notes will initially be 59.7086 shares of the Common Stock per $1,000 principal amount of Notes, which is equivalent to an initial conversion price of approximately $16.75 per share of the Common Stock. The initial conversion price of the Convertible Notes represents a premium of approximately 32.50% above the last reported sale price of the Common Stock on the New York Stock Exchange on July 15, 2026, which was $12.64 per share. The conversion rate is subject to adjustment under certain circumstances in accordance with the terms of the Indenture.
The Company may not redeem the Convertible Notes prior to August 6, 2029, except in the event of a Cleanup Redemption (as defined below). The Company may redeem for cash all, but not less than all, of the Convertible Notes (subject to certain limitations), at the Company’s option, on or after August 6, 2029, and on or prior to the 51st scheduled trading day immediately preceding the maturity date, if the last reported sale price of the Common Stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive), including the trading day immediately preceding the date on which the Company provides notice of Optional Redemption (as defined below), during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which the Company provides the related notice of optional redemption (such redemption, an “Optional Redemption”), at a redemption price equal to 100% of the principal amount of the Convertible Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the Optional Redemption date. In addition, the Company may redeem for cash all, but not less than all, of the Convertible Notes at any time at a redemption price equal to 100% of the principal amount of the Convertible Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the Cleanup Redemption date if the amount of the Convertible Notes that remains outstanding is less than 15% of the aggregate principal amount of the Convertible Notes initially issued and certain other conditions are met (such redemption, a “Cleanup Redemption”). No sinking fund is provided for the Convertible Notes, which means that the Company is not required to redeem or retire the Convertible Notes periodically.

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
▪provisions of our Senior Notes and our Convertible Notes which could discourage potential future acquisitions of us by a third party;
▪the risks related to restrictive covenants in our Senior Notes indenture and Revolving Credit Agreement (each, as defined below), including limits on financial and operating flexibility;
▪the risks related to completing the Amendment;
▪the risks related to the conditional conversion feature of our Convertible Notes;
▪the risks related to the accounting method for our Convertible Notes;
▪price and trading volume volatility of our common stock;
▪the risk related to the potential dilution to our common stock in connection with the conversion of our Convertible Notes; and
▪assumptions relating to the foregoing.
Although we believe that the expectations expressed in our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and are subject to inherent risks and uncertainties, such as those disclosed in this Quarterly Report. Important risks and factors that could cause our actual results to be materially different from our expectations include the factors that are disclosed in “Item 1A-Risk Factors” in this Quarterly Report on Form 10-Q. Each forward-looking statement contained in this Quarterly Report reflects our management’s view only as of the date on which that forward-looking statement was made. We are not obligated to update forward-looking statements or publicly release the result of any revisions to them to reflect events or circumstances after the date of this Quarterly Report or to reflect the occurrence of unanticipated events, except as required by law.

Results of Operations
Three Months Ended June 30, 2026 Compared with the Three Months Ended June 30, 2025
Net Sales
Net sales in the second quarter of 2026, decreased $41.6 million, or 9.1%, compared to the second quarter of 2025. By business segment, prior to the elimination of intercompany sales, sales and related units sold were as follows (dollars in thousands):

	Three Months Ended June 30,		Change
	2026	2025	Amount	%
	(prior to elimination of intersegment sales)
Sales by Segment
Transportation Solutions	$354,654	$400,214	$(45,560)	(11.4%)
Parts & Services	63,387	59,744	3,643	6.1%
Eliminations	(800)	(1,142)	342
Total	$417,241	$458,816	$(41,575)	(9.1%)

New Units Shipped	(units)
Trailers(1)	8,292	8,043	249	3.1%
Truck bodies	1,380	3,188	(1,808)	(56.7%)
Total	9,672	11,231	(1,559)	(13.9%)

Used Units Shipped	(units)
Trailers	40	30	10	33.3%
—————————
(1) Trailer shipments do not include converter dollies for any period presented.

TS segment sales, prior to the elimination of intersegment sales, were $354.7 million for the second quarter of 2026, a decrease of $45.6 million, or 11.4%, compared to the second quarter of 2025. New trailers shipped during the second quarter of 2026 totaled 8,292 trailers compared to 8,043 trailers in the prior year period, an increase of 3.1%, which was primarily driven by higher dry van and platform shipments. New truck bodies shipped during the second quarter of 2026 totaled 1,380 truck bodies compared to 3,188 truck bodies in the prior year period, a decrease of 56.7% attributable to decreased demand.
P&S segment sales, prior to the elimination of intersegment sales, were $63.4 million for the second quarter of 2026, an increase of $3.6 million, or 6.1%, compared to the second quarter of 2025. The overall increase in sales for this segment was primarily due to higher sales within our Process Systems business of $2.9 million and our Aftermarket Parts business of $1.3 million, partially offset by lower sales within our Components business of $1.2 million.
Cost of Sales
Cost of sales was $401.9 million in the second quarter of 2026, a decrease of $15.5 million, or 3.7%, compared to the prior year period. Cost of sales is comprised of material costs, a variable expense, and other manufacturing costs, comprised of both fixed and variable expenses, including direct and indirect labor, outbound freight, overhead expenses, and depreciation.
TS segment cost of sales was $348.7 million in the second quarter of 2026, a decrease of $22.9 million, or 6.2%, compared to the prior year period. The decrease in cost of sales was due to a decrease in certain manufacturing costs including outside services and maintenance and repair expenses, partially offset by increased materials costs.
P&S segment cost of sales was $54.0 million in the second quarter of 2026, an increase of $7.1 million, or 15.1%, compared to the prior year period. The increase in cost of sales was driven by an increase in material costs of $4.0 million in line with higher sales as well as an increase in lease expense and other start-up costs as we have continued to expand our parts and services network.

Gross Profit
Gross profit was $15.3 million in the second quarter of 2026, a decrease of $26.1 million from the prior year period. Gross profit as a percentage of net sales was 3.7% for the second quarter of 2026, compared to 9.0% for the same period in 2025. Gross profit by segment was as follows (dollars in thousands):

	Three Months Ended June 30,		Change
	2026	2025	Amount	%
Gross Profit by Segment
Transportation Solutions	$5,986	$28,600	$(22,614)	(79.1%)
Parts & Services	9,343	12,800	(3,457)	(27.0%)
Total	$15,329	$41,400	$(26,071)	(63.0%)
TS segment gross profit was $6.0 million for the second quarter of 2026 compared to $28.6 million for the second quarter of 2025. Gross profit, prior to the elimination of intersegment sales, as a percentage of net sales, was 1.7% in the second quarter of 2026 compared to 7.1% in the comparative 2025 period. The overall decrease in gross profit from the prior year period was primarily driven by a decrease in shipments within our truck body and tank trailer businesses, partially offset by higher shipments of dry van and platform trailers.
P&S segment gross profit was $9.3 million for the second quarter of 2026 compared to $12.8 million for the second quarter of 2025. Gross profit, prior to the elimination of intersegment sales, as a percentage of net sales, was 14.7% in the second quarter of 2026 compared to 21.4% in the 2025 period. The overall decrease in gross profit was primarily related to higher overhead costs, including lease expense and other start-up costs as we have continued to expand our parts and services network, which outpaced the increase in sales described above.
General and Administrative Expenses
General and administrative expenses for the second quarter of 2026 decreased $4.6 million, or 12.5%, from the prior year period. The decrease from the prior year period was primarily driven a reduction in professional fees and employee-related costs, including incentive and benefit programs. As a percentage of net sales, general and administrative expenses were 7.8% for the second quarter of 2026 compared to 8.1% for the second quarter of 2025. The overall decrease in general and administrative expenses as a percentage of net sales was primarily attributable to the reduced expenses described above.
Selling Expenses
Selling expenses were $6.3 million in the second quarter of 2026, which was materially consistent with the prior year period. As a percentage of net sales, selling expenses were 1.5% for the second quarter of 2026 compared to 1.4% for the second quarter of 2025.The overall increase in selling expenses as a percentage of net sales was primarily attributable to a decrease in sales.
Amortization of Intangibles
Amortization of intangibles was $2.7 million during the second quarter of 2026 compared to $2.8 million in the prior year period. Amortization of intangibles was the result of expenses recognized for intangible assets recorded from previous acquisitions. The insignificant decrease from the prior year period is related to continued amortization of certain intangible assets recorded upon the acquisition of Supreme in September 2017.
Impairment and Other, Net
Impairment and other, net was a $0.8 million gain during the second quarter of 2026 compared to insignificant expense in the prior year period. Activity during the current year period primarily relates to individually insignificant sales of property, plant, and equipment.
Other Income (Expense)
Interest expense totaled $6.7 million during the second quarter of 2026 and $5.3 million during the second quarter of 2025. Interest expense relates to interest and non-cash accretion charges on our Senior Notes and Revolving Credit Agreement. The increase from the prior year period is attributable to a higher average outstanding balance under our Revolving Credit Agreement.
Other, net for the second quarter of 2026 was nominal for both the current and prior year periods. Activity for the current and prior year periods primarily relates to interest income.

Income Taxes
We recognized an income tax benefit of $8.9 million in the second quarter of 2026 compared to income tax benefit of $2.7 million for the same period in the prior year. The effective tax rate for this period was 28.1% compared to a rate of 21.9% for the same period in the prior year. The effective tax rate for both the second quarter of 2026 and the second quarter of 2025 differs from the U.S. Federal statutory rate of 21% primarily due to the impact of state taxes.
Six Months Ended June 30, 2026 Compared with the Six Months Ended June 30, 2025
Net Sales
Net sales in the first six months of 2026 decreased $119.2 million, or 14.2%, compared to the first six months of 2025. By business segment, prior to the elimination of intercompany sales, sales and related units sold were as follows (dollars in thousands):

	Six Months Ended June 30,		Change
	2026	2025	Amount	%
	(prior to elimination of intersegment sales)
Sales by Segment
Transportation Solutions	$604,830	$747,017	$(142,187)	(19.0%)
Parts & Services	117,456	111,699	5,757	5.2%
Eliminations	(1,816)	(19,010)	17,194
Total	$720,470	$839,706	$(119,236)	(14.2%)

New Units Shipped	(units)
Trailers(1)	13,670	13,820	(150)	(1.1%)
Truck bodies	2,907	6,186	(3,279)	(53.0%)
Total	16,577	20,006	(3,429)	(17.1%)

Used Units Shipped	(units)
Trailers	70	65	5	7.7%
—————————
(1) Trailer shipments do not include converter dollies for any period presented.
TS segment sales, prior to the elimination of intersegment sales, were $604.8 million for the first six months of 2026, a decrease of $142.2 million, or 19.0%, compared to the first six months of 2025. New trailers shipped during the first six months of 2026 totaled 13,670 trailers compared to 13,820 trailers in the prior year period, a decrease of 1.1%, which was primarily driven by lower dry van and tank trailer shipments, partially offset by higher platform shipments. New truck bodies shipped during the first six months of 2026 totaled 2,907 truck bodies compared to 6,186 truck bodies in the prior year period, a decrease of 53.0%, primarily attributable to decreased demand.
P&S segment sales, prior to the elimination of intersegment sales, were $117.5 million for the first six months of 2026, an increase of $5.8 million, or 5.2%, compared to the first six months of 2025. The overall increase in sales for this segment was due primarily to higher sales in our Aftermarket Parts, Process Systems, and Services business totaling approximately $9.1 million on strong demand, partially offset by decreased sales in our Components business of $3.3 million.
Cost of Sales
Cost of sales was $715.7 million in the first six months of 2026, a decrease of $63.6 million, or 8.2%, compared to the prior year period. Cost of sales is comprised of material costs, a variable expense, and other manufacturing costs, comprised of both fixed and variable expenses, including direct and indirect labor, outbound freight, overhead expenses, and depreciation.
TS segment cost of sales was $614.4 million in the first six months of 2026, a decrease of $95.6 million, or 13.5%, compared to the prior year period. The decrease in cost of sales was primarily driven by lower shipment volumes and a decrease in materials costs of $43.5 million along with a decrease in certain other manufacturing costs including outside services and maintenance and repairs.

P&S segment cost of sales was $103.2 million in the first six months of 2026, an increase of $14.9 million, or 16.8%, compared to the prior period. The increase in cost of sales was primarily driven by higher sales and was due to an increase in materials costs of $8.1 million as well as an increase in lease expense and other start-up costs as we have continued to expand our parts and services network.
Gross Profit
Gross profit was $4.8 million in the first six months of 2026, a decrease of $55.6 million from the prior year period. Gross profit as a percentage of net sales was 0.7% for the six months of 2026, compared to 7.2% for the same period in 2025. Gross profit by segment was as follows (dollars in thousands):

	Six Months Ended June 30,		Change
	2026	2025	Amount	%
Gross Profit by Segment
Transportation Solutions	$(9,530)	$37,014	$(46,544)	(125.7%)
Parts & Services	14,284	23,389	(9,105)	(38.9%)
Total	$4,754	$60,403	$(55,649)	(92.1%)
TS segment gross profit was $(9.5) million for the first six months of 2026 compared to $37.0 million for the first six months of 2025. Gross profit, prior to the elimination of intersegment sales, as a percentage of net sales, was (1.6)% in the first six months of 2026 compared to 5.0% in the comparative 2025 period. The overall decrease in gross profit from the prior year period was primarily driven by a decrease in shipments within our truck body and dry van businesses, partially offset by higher platform shipments and a decrease in cost of sales as described above.
P&S segment gross profit was $14.3 million for the first six months of 2026 compared to $23.4 million for the first six months of 2025. Gross profit, prior to the elimination of intersegment sales, as a percentage of net sales, was 12.2% in the first six months of 2026 compared to 20.9% in the 2025 period. The overall decrease in gross profit was primarily related to higher overhead costs, including lease costs and other start-up expenses as we have continued to expand our parts and services network, which outpaced the increase in sales described above.
General and Administrative Expenses
General and administrative expenses for the first six months of 2026 increased $332.1 million, or 124.1%, from the prior year period. The increase from the prior year period was driven by the impacts of Eileen Williams, Elizabeth Perkins, et al. v. Wabash National Corporation, et al., filed in the Circuit Court of the City of St. Louis, Missouri (the “Product Liability Matter”). As a percentage of net sales, general and administrative expenses were 8.9% for the first six months of 2026 compared to (31.9)% for the first six months of 2025.
Selling Expenses
Selling expenses were $14.1 million in the first six months of 2026, an increase of $1.3 million, or 10.5%, compared to the prior year period. The increase was primarily attributable to an increase in employee-related costs, including incentive and benefit programs, of $0.8 million, and advertising & promotional expenses of $0.4 million. As a percentage of net sales, selling expenses were 2.0% for the first six months of 2026 compared to 1.5% for the first six months of 2025. The increase in selling expenses as a percentage of net sales was due in part to the decrease in revenue in the first six months of 2026.
Amortization of Intangibles
Amortization of intangibles was $5.3 million for the first six months of 2026 compared to $5.6 million during the first six months of 2025. Amortization of intangibles was the result of expenses recognized for intangible assets recorded from previous acquisitions. The decrease from the prior year period is related to certain intangible assets recorded upon the acquisition of Supreme in September 2017.
Impairment and Other, Net
Impairment and other, net was a $1.5 million gain for the six month period ended June 30, 2026 compared to an insignificant gain in the prior year period. Activity during the current year period primarily relates to individually insignificant sales of property, plant, and equipment.
Other Income (Expense)
Interest expense totaled $12.9 million during the first six months of 2026 compared to $10.3 million in the prior year period. Interest expense relates to interest and non-cash accretion charges on our Senior Notes and Revolving Credit Agreement. The increase from the prior year period is attributable to a higher average outstanding balance under our Revolving Credit Agreement.

Other, net for the first six months of 2026 represented income of $0.7 million as compared to income of $1.6 million for the prior year period. Income for the current and prior year periods primarily relate to interest income.
Income Taxes
We recognized an income tax benefit of $21.9 million in the first six months of 2026 compared to income tax expense of $75.4 million for the same period in the prior year. The effective tax rate for this period and the prior year period was 24.4% and 25.4%, respectively. For the first six months of both 2026 and 2025, the effective tax rates differ from the U.S. Federal statutory rate of 21% primarily due to the impact of state taxes. Net cash refunds for income taxes during the first six months of 2026 were $10.1 million compared to net cash taxes paid of $0.2 million during the first six months of 2025. The net cash refunds during the first six months of 2026 compared to net cash taxes paid during the prior year period was due to timing of federal refunds from previously filed tax returns.
Liquidity and Capital Resources
Capital Structure
Our capital structure is comprised of a mix of debt and equity. As of June 30, 2026, our debt-to-equity ratio was approximately 1.8:1.0. Our long-term objective is to generate operating cash flows sufficient to support the growth within our businesses and increase shareholder value. This objective will be achieved through a balanced capital allocation strategy of sustaining strong liquidity, maintaining healthy leverage ratios, investing in the business both organically and strategically, and returning capital to our shareholders. Our Board of Directors designated a Finance Committee to assist the Board in overseeing the Company’s capital structure, financing, investment, and other financial matters of importance.
During the first six months of 2026, in keeping with this balanced approach, we paid approximately $6.8 million in quarterly dividends. In addition, as further described in Note 21, on July 20, 2026, we completed a private unregistered offering of $150.0 million aggregate principal amount of 4.00% Notes due 2032, including the initial purchasers’ full exercise of their option to purchase an additional $20.0 million of notes. Additionally, as described in the “Debt Agreements and Related Amendments” section below, in September of 2022 we amended our Revolving Credit Agreement. The amendment increased the total revolving commitments to $350.0 million and extended the maturity to September 2027, the nearest maturity date of our long-term debt. As of June 30, 2026, there was $115.0 million outstanding under the Revolving Credit Agreement. Together, these actions bolster our current liquidity and demonstrate our confidence in the Company’s long-term financial outlook and ability to generate cash flow both near and long term. They reinforce our commitment to delivering shareholder value while maintaining the flexibility to execute our strategic plan for profitable growth and diversification.
Our liquidity position, defined as cash on hand and available borrowing capacity under the Revolving Credit Facility, was $192.8 million as of June 30, 2026, compared to $312.0 million at June 30, 2025 and $235.3 million at December 31, 2025, representing decreases of 38% and 18%, respectively. These decreases in liquidity as of June 30, 2026 compared to both June 30, 2025 and December 31, 2025 were primarily attributable to lower available capacity on the Revolving Credit Agreement as of June 30, 2026, partially offset by higher cash balances net of borrowings under the Revolving Credit Agreement.
For the remainder of 2026, we expect to continue our commitment to fund working capital requirements and capital expenditures from proceeds of the Convertible Notes, net cash provided by operations, or available borrowing capacity under the Revolving Credit Agreement, as needed. Along with these investments, we will maintain our assets to react to any economic and/or industry changes, while also responsibly returning capital to our shareholders. We will continue to move rapidly to adjust to the current environment and preserve the strength of our balance sheet, while prioritizing the safety of our employees and ensuring the liquidity and financial well-being of the Company.
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
The Indenture contains customary events of default, including payment defaults, breaches of covenants, failure to pay certain judgments and certain events of bankruptcy, insolvency and reorganization. If an event of default occurs and is continuing, the principal amount of the Senior Notes, plus accrued and unpaid interest, if any, may be declared immediately due and payable. These amounts automatically become due and payable if an event of default relating to certain events of bankruptcy, insolvency or reorganization occurs. As of June 30, 2026, we were in compliance with all covenants.
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
Contractual coupon interest expense and accretion of fees for the Senior Notes for the three and six month periods ended June 30, 2026 was $4.5 million and $0.2 million, and $9.0 million and $0.4 million, respectively. For the three and six month periods ended June 30, 2025, Contractual coupon interest expense and accretion of fees for the Senior Notes was $4.5 million and $0.2 million, and $9.0 million and $0.4 million, respectively. Contractual coupon interest expense and accretion of fees for the Senior Notes are included in Interest expense in our Condensed Consolidated Statements of Operations.
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
On July 14, 2026, we entered into a Fifth Amendment to Second Amended and Restated Credit Agreement (the “Amendment”) among the Company, certain of its subsidiaries as borrowers, certain of its subsidiaries as guarantors, the lenders party thereto and Wells Fargo Capital Finance, LLC, as the administrative agent, which amended our existing Second Amended and Restated Credit Agreement dated as of December 21, 2018 (the “Existing Credit Agreement”; the Existing Credit Agreement as previously amended and as amended by the Amendment, the “Credit Agreement”). The Amendment amended the Existing Credit Agreement to, among other things, permit the incurrence of additional indebtedness in the form of the Convertible Notes (as defined and further described in Note 21) in an aggregate outstanding principal amount not to exceed $150.0 million, which amount is in addition to all existing permitted indebtedness under the Credit Agreement.
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
The Revolving Credit Agreement contains customary covenants limiting our ability and certain of our subsidiaries to, among other things, pay cash dividends, incur debt or liens, redeem or repurchase stock, enter into transactions with affiliates, merge, dissolve, repay subordinated indebtedness, make investments and dispose of assets. In addition, we will be required to maintain a minimum fixed charge coverage ratio of not less than 1.0 to 1.0 as of the end of any period of 12 fiscal months when excess availability under the Revolving Credit Agreement is less than the greater of (a) 10.0% of the lesser of (i) the total revolving commitments and (ii) the borrowing base (such lesser amount, the “Line Cap”) and (b) $25 million. As of June 30, 2026, we were in compliance with all covenants.
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
During the three month period ended June 30, 2026, we had payments of principal totaling $62.1 million and borrowings of principal totaling $77.1 million under the Revolving Credit Agreement. During the six month period ended June 30, 2026, we had payments of principal totaling $118.4 million and borrowings of principal totaling $188.4 million. As of June 30, 2026, there was $115.0 million outstanding under the Revolving Credit Agreement.
During the three month period ended June 30, 2025, we had payments of principal totaling $0.5 million and borrowings of principal totaling $20.5 million under the Revolving Credit Agreement. During the six month period ended June 30, 2025, we had payments of principal totaling $0.9 million and borrowings of principal totaling $40.9 million. As of June 30, 2025, there was $40.0 million outstanding under the Revolving Credit Agreement.
Interest expense under the Revolving Credit Agreement for each three and six month period ended June 30, 2026 was approximately $1.9 million and $3.4 million, respectively. During each three and six month period ended June 30, 2025, interest expense under the Revolving Credit Agreement was approximately $0.6 million and $0.8 million, respectively. Interest expense under the Revolving Credit Agreement is included in Interest expense in our Condensed Consolidated Statements of Operations.
Cash Flows
Cash used in operating activities for the first six months of 2026 totaled $28.5 million, compared to using $16.1 million during the same period in 2025. Cash used in operations during the current year period was the result of net income (loss) without the adjustment for a large non-cash reduction in legal matter expenses that occurred in the same period of 2025. Changes in key working capital accounts for 2026 and 2025 are summarized below (in thousands):

	Six Months Ended June 30,
	2026	2025	Change
Source (Use) of cash:
Accounts receivable	$(51,351)	$(45,783)	$(5,568)
Inventories	(11,108)	6,371	(17,479)
Accounts payable and accrued liabilities	92,988	40,079	52,909
Net source of cash	$30,529	$667	$29,862

Accounts receivable increased $51.4 million in the first six months of 2026 as compared to a $45.8 million increase in the prior year period. Days sales outstanding, a measure of working capital efficiency that measures the amount of time a receivable is outstanding, was 48 days and 41 days for the six months ended June 30, 2026 and 2025, respectively. Inventory increased by $11.1 million during the first six months of 2026, compared to an decrease of $6.4 million in the same 2025 period. Our inventory turns, a commonly used measure of working capital efficiency that measures how quickly inventory turns per year, was approximately 6.9 times in the period ended June 30, 2026, an increase of 1.2 times from the same 2025 period. Accounts payable and accrued liabilities increased by $93.0 million during the first six months of 2026 compared to an increase of $40.1 million for the same period in 2025. Days payable outstanding, a measure of working capital efficiency that measures the amount of time a payable is outstanding, was 61 days for the period ended June 30, 2026 compared to 53 days for the period ended June 30, 2025.
Investing activities provided $7.1 million during the first six months of 2026, as compared to using $47.8 million during the same period in 2025. Investing activities for the first six months of 2026 related to $21.9 million of proceeds from the sale of assets partially offset by capital expenditures for property, plant, and equipment of $5.5 million, $0.2 million for revenue generating assets, and an additional $6.2 million for an investment in an unconsolidated entity. Investing activities for the first six months of 2025 related to capital expenditures for property, plant, and equipment of $14.9 million.
Financing activities provided $61.0 million during the first six months of 2026 as compared to providing $5.8 million during the same period in 2025. Net cash provided by financing activities during the current year period primarily relates to net borrowings under our Revolving Credit Agreement of $70 million partially offset by cash dividend payments of $6.8 million. Net cash provided by financing activities during the first six months of 2025 primarily related to net borrowings under our Revolving Credit Agreement of $40 million, offset by common stock repurchases and withholdings of $26.9 million and cash dividend payments to our shareholders of $7.3 million.
As of June 30, 2026, our liquidity position, defined as cash on hand and available borrowing capacity under our Revolving Credit Agreement, amounted to $192.8 million. This represents a decrease of $119.1 million, or 38%, compared to June 30, 2025, and a decrease of $42.5 million, or 18%, compared to December 31, 2025. The decrease in liquidity as of June 30, 2026, compared to June 30, 2025 was primarily attributable to a lower available capacity on the Revolving Credit Agreement partially offset by a higher cash balance as of June 30, 2026. The decrease as of June 30, 2026 compared to December 31, 2025, was primarily attributable to lower available capacity on the Revolving Credit Agreement, partially offset by higher cash balances net of borrowings under the Revolving Credit Agreement. Total debt obligations amounted to $515.0 million as of June 30, 2026.
For the remainder of 2026, we expect to continue our commitment to fund our working capital requirements, capital expenditures, and our Trailers as a Service (TaaS)SM initiative from proceeds from the Notes, net cash provided by operations, or available borrowing capacity under the Revolving Credit Agreement (as needed). We will continue to maintain our assets, to react to any key economic and/or industry changes, while also responsibly returning capital to our shareholders. We will continue to move rapidly to adjust to the current environment, including to the softening of demand for certain of our products, to preserve the strength of our balance sheet, while prioritizing the safety of our employees and ensuring the liquidity and financial well-being of the Company.
Capital Expenditures
Capital spending related to property, plant, and equipment amounted to approximately $5.5 million for the first six months of 2026. In addition, there were $0.2 million in expenditures for revenue generating assets for the first six months of 2026.
We continue to evaluate capital spending and expenditures for revenue generating assets for 2026 to ensure that future investments align with market conditions and opportunities.
Goodwill
We considered whether there were any indicators of impairment during the three and six months ended June 30, 2026 and concluded there were none.

Contractual Obligations and Commercial Commitments
A summary of payments of our contractual obligations and commercial commitments, both on and off balance sheet, as of June 30, 2026 are as follows (in thousands):

	2026	2027	2028	2029	2030	Thereafter	Total
Debt:
Revolving Credit Agreement (due 2027)	$—	$115,000	$—	$—	$—	$—	$115,000
Senior Notes (due 2028)	—	—	400,000	—	—	—	400,000
Interest payments on Revolving Credit Agreement and Senior Notes(1)	12,020	22,379	18,000	—	—	—	52,399
Total debt	12,020	137,379	418,000	—	—	—	567,399
Other:
Operating Leases	6,040	9,701	7,855	6,084	4,243	1,945	35,868
Total other	6,040	9,701	7,855	6,084	4,243	1,945	35,868
Other commercial commitments:
Letters of Credit	5,615	—	—	—	—	—	5,615
Raw Material Purchase Commitments	60,221	1,451	—	—	—	—	61,672
Chassis Agreements and Programs	35,550	—	—	—	—	—	35,550
Total other commercial commitments	101,386	1,451	—	—	—	—	102,837
Total obligations	$119,446	$148,531	$425,855	$6,084	$4,243	$1,945	$706,104
—————————
(1) Future interest payments on variable rate long-term debt are estimated based on the rate in effect as of June 30, 2026, and only include interest payments (not unused line fees).
Borrowings under the Revolving Credit Agreement bear interest at a variable rate based on the Secured Overnight Financing Rate (“SOFR”) or a base rate determined by the lender’s prime rate plus an applicable margin, as defined in the agreement. Any outstanding borrowings under the Revolving Credit Agreement bear interest at a rate, at our election, equal to (i) adjusted term SOFR plus a margin ranging from 1.25% to 1.75% or (ii) a base rate plus a margin ranging from 0.25% to 0.75%, in each case depending upon the monthly average excess availability under the Revolving Credit Agreement. We are required to pay a monthly unused line fee equal to 0.20% times the average daily unused availability along with other customary fees and expenses of our agent and lenders. During the six month period ended June 30, 2026, we had payments of principal totaling $118.4 million and borrowings of principal totaling $188.4 million under the Revolving Credit Agreement. As of June 30, 2026, there was $115.0 million outstanding under the Revolving Credit Agreement.
The Senior Notes bear interest at the rate of 4.5% per annum from the date of issuance, payable semi-annually on April 15 and October 15.
Operating leases represent the total future minimum lease payments that have commenced. As of June 30, 2026, obligations related to operating leases that we have executed but have not yet commenced were insignificant.
We have standby letters of credit totaling $5.6 million issued in connection with workers compensation claims and surety bonds.
We have $61.7 million in purchase commitments through January 2027 for various raw material commodities, including aluminum and nickel as well as other raw material components which are within normal production requirements.

We obtain vehicle chassis for our specialized vehicle products directly from the chassis manufacturers under converter pool agreements. Chassis are obtained from the manufacturers based on orders from customers, and in some cases, for unallocated orders. The agreements generally state that the manufacturer will provide a supply of chassis to be maintained at our facilities with the condition that we will store such chassis and will not move, sell, or otherwise dispose of such chassis except under the terms of the agreement. In addition, the manufacturer typically retains the sole authority to authorize commencement of work on the chassis and to make certain other decisions with respect to the chassis including the terms and pricing of sales of the chassis to the manufacturer’s dealers. The manufacturer also does not transfer the certificate of origin to us nor permit us to sell or transfer the chassis to anyone other than the manufacturer (for ultimate resale to a dealer). Although we are party to related finance agreements with manufacturers, we have not historically settled, nor expect to in the future settle, any related obligations in cash. Instead, the obligation is settled by the manufacturer upon reassignment of the chassis to an accepted dealer, and the dealer is invoiced for the chassis by the manufacturer. Accordingly, as of June 30, 2026 our outstanding chassis converter pool with the manufacturer totaled $35.6 million and we have included this financing agreement on our Condensed Consolidated Balance Sheets within Other accrued liabilities. Under this agreement, if the chassis is not delivered to a customer within a specified time frame, we are required to pay a finance or storage charge on the chassis. Additionally, we receive finance support funds from manufacturers when the chassis are assigned into our chassis pool. Typically, chassis are converted and delivered to customers within 90 days of our receipt of the chassis.
Backlog
Orders that have been confirmed by customers in writing and have defined delivery timeframes are included in our backlog. Orders that comprise our backlog may be subject to changes in quantities, delivery, specifications, terms, or cancellation. The following table presents backlog information as of June 30, 2026, December 31, 2025, and June 30, 2025 (in millions):

	June 30, 2026	December 31, 2025	Change	June 30, 2026	June 30, 2025	Change
12 month backlog	$876	$576	52%	$876	$602	45%
Total backlog	$956	$705	36%	$956	$954	—%
The increase in rolling 12 month backlog and total backlog from December 31, 2025 is primarily attributable to the placement of new orders during the first six months of 2026 outpacing shipments. The increase in rolling 12 month backlog from June 30, 2025 is related to a certain degree of strengthened new trailer demand and our decision to accelerate the 2027 dry van order cycle, providing fleet customers with earlier planning certainty.
We continue to believe that our long-term relationship agreements with certain strategic customers will provide a good base of backlog for years to come. Refer to the “Outlook” section below for additional details related to industry and market conditions.
Outlook
The trailer industry generally follows the transportation industry’s cycles. According to ACT Research Company (“ACT”), total United States trailer production in 2025 was approximately 190,000 trailers, a 19.1% decrease from 2024. There remains uncertainty in the industry, including but not limited to overall economic conditions and softening of demand for certain of our products, which is reflected in market outlooks. Current estimates from ACT and FTR Associations (“FTR”) for 2026 United States trailer production are 198,000 and 195,000, respectively, representing a 4.2% and 1.6% increase, respectively, compared to 2025.
ACT is forecasting annual new trailer production levels for 2027, 2028, 2029, 2030, and 2031 of approximately 262,000, 307,000, 314,000, 297,000, and 313,000, respectively. In addition, FTR is forecasting annual new trailer production levels for 2027, 2028, 2029, 2030 of approximately 227,000, 278,000, 298,000, and 301,000, respectively. These estimates are generally aligned with historical trailer industry production levels and represent a recovery from the reduced production volumes observed in recent years. However, overall economic uncertainty and softening demand in the industry for certain of our products could continue to impact these estimates. The uncertainty and softening observed in recent years has been and continues to be evident in the ACT and FTR forecasts. However, we continue to believe that our strategic plan and actions taken over the last several years have positioned us to remain well-suited to adapt to changes in the industry and demand environment due to our strong balance sheet, liquidity profile, and diversification.

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
Commodity Prices
We are exposed to fluctuation in commodity prices through the purchase of various raw materials that are processed from commodities such as aluminum, steel, lumber, nickel, copper, and polyethylene. Given the historical volatility of certain commodity prices, this exposure can significantly impact product costs. We manage some of our commodity price changes by entering into fixed price contracts with our suppliers and through financial derivatives. To the extent that we are unable to offset the increased commodity costs in our product prices, our results would be materially and adversely affected. As of June 30, 2026, we had $61.7 million in raw material purchase commitments through January 2027 for materials that will be used in the production process, as compared to $21.5 million as of December 31, 2025. We typically do not set prices for our products more than 45-90 days in advance of our commodity purchases and can, subject to competitive market conditions, take into account the cost of the commodity in setting our prices for each order. As of June 30, 2026, a hypothetical ten percent change in commodity prices based on our raw material purchase commitments through January 2027 would result in a corresponding change in cost of goods sold of approximately $6.2 million. This sensitivity analysis does not account for the change in the competitive environment indirectly related to the change in commodity prices and the potential managerial action taken in response to these changes.
Interest Rates
As of June 30, 2026, we had $115.0 million floating rate debt outstanding under our Revolving Credit Agreement. The only other outstanding debt on our Condensed Consolidated Balance Sheets as of June 30, 2026 were the Senior Notes, which carry a fixed interest rate of 4.50%. Based on the current borrowings under our Revolving Credit Agreement, a hypothetical 100 basis-point change in the floating interest rate would result in a $1.2 million corresponding change in the interest expense over a one-year period. This sensitivity analysis does not account for the change in the competitive environment indirectly related to the change in interest rates and the potential managerial action taken in response to these changes.

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
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective as of June 30, 2026.
Changes in Internal Controls over Financial Reporting
There were no changes in the Company’s internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the second quarter of fiscal year 2026 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Part II - OTHER INFORMATION
Item 1. Legal Proceedings
See Item 3 of Part I of our Annual Report on Form 10-K for the year ended December 31, 2025. See also Note 14, “Commitments and Contingencies”, to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report.

Item 1A. Risk Factors
You should carefully consider the risks described below in this Quarterly Report on Form 10-Q and other information contained in this Quarterly Report before investing in our securities. Realization of any of these risks could have a material adverse effect on our business, financial condition, cash flows, and results of operations.
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
In November 2025, the American Trailer Manufacturers Coalition (a coalition of U.S. van trailer producers including Wabash), filed petitions with the U.S. Department of Commerce (the “DOC”) and U.S. International Trade Commission (“ITC”) in response to imports of dumped and subsidized van trailer products entering the United States from China, Canada, and Mexico. Such imports have had, and may continue to have, a material impact on U.S. trailer production, including declines in production, shipments, performance, and employment. On February 6, 2026, the ITC found that there is a reasonable indication that the U.S. dry vans and refrigerated trailers industry is materially injured due to the imports. As a result, the DOC has calculated a range of affirmative preliminary countervailing duties and affirmative preliminary antidumping duties, with additional determinations on anti-dumping to follow. The ITC is expected to make a final determination during the third quarter of 2026 on whether the U.S. dry vans and refrigerated trailers industry is materially injured due to the imports. A failure by, or the inability of, U.S. trade officials to implement or enforce antidumping and countervailing duties in response to the injurious effects of unfairly traded trailer products could have a material adverse effect on our business, financial condition, cash flows and results of operations.
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
We depend on a number of information technologies, some of which are managed by third parties, to integrate departments and functions, enhance the ability to service customers, improve our control environment, and manage our cost reduction initiatives. We also collect and store certain sensitive data in data centers owned by third parties and on information technology networks. The secure maintenance and operation of these data centers and information technology networks is critical for our business operations and strategy. We have put in place a number of systems, processes, and practices designed to protect against the failure of our technologies, as well as the misappropriation, exposure or corruption of the information stored thereon. Maintaining and enhancing these cybersecurity systems, processes and practices may increase our costs. Service disruptions or intentional actions such as intellectual property theft, cyber-attacks, unauthorized access, or malicious software, may lead to such misappropriation, exposure or corruption if our protective measures prove to be inadequate. Any issues involving these critical business applications and infrastructure may adversely impact our ability to manage operations and the customers we serve. Increasing use of artificial intelligence may increase these risks. We could also encounter violations of applicable law or reputational damage from the disclosure of confidential business, supplier, customer, or employee information or the failure to protect privacy rights in personal identifying information. In addition, the disclosure of non-public information could lead to the loss of our intellectual property and diminished competitive advantages. Should any of the foregoing events occur, we may be required to incur significant costs to protect against damage caused by these disruptions or security breaches in the future, any of which could have a material adverse effect on our business, financial condition, cash flows and results of operations.

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
We manufacture our van trailer products at two facilities in Lafayette, Indiana, a flatbed trailer facility in Cadiz, Kentucky, a hardwood floor facility in Harrison, Arkansas, three liquid-transportation systems facilities in New Lisbon, Wisconsin; Fond du Lac, Wisconsin; and Queretaro, Mexico, two engineered products facilities in New Lisbon, Wisconsin; and Elroy, Wisconsin, four truck body facilities in Cleburne, Texas; Griffin, Georgia; Jonestown, Pennsylvania; and Moreno Valley, California and produce composite products in Lafayette, Indiana. Our production at these facilities could be subject to disruptions which may include work stoppages, severe weather, natural disaster, public health crises, including the spread of a contagious disease, pandemics or epidemics, quarantines or shutdowns related to public health crises, threats to physical security or information security systems or other catastrophic events beyond our control. The effects of climate change, including increased severity and frequency of extreme weather events, natural disasters, long term changes in temperature levels and water availability, may exacerbate these risks, and could increase the costs of insuring company assets. We may also reconfigure or relocate aspects of our operations. An unexpected or costly disruption in our production at any of these facilities for any length of time could have a material adverse effect on our business, financial condition, cash flows and results of operations. Similarly, if one or more of our customers experiences an unexpected disruption, that customer may reduce or halt purchases of our products, which could result in reduced production or other cost-reduction initiatives at our related manufacturing facilities.
We also completed a previously announced and initiated a plan to idle facilities in Little Falls, Minnesota and in Goshen, Indiana, which included job reductions and closures. Unforeseen factors could result in expected savings and benefits to be delayed or not realized to the full extent planned (if at all), and our business, financial condition, cash flows and results of operations may be adversely affected.
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
Our ability to fund our working capital needs and capital expenditures, and our ability to pay dividends on our common stock, is limited by the net cash provided by operations, cash on hand and available borrowings under our Revolving Credit Agreement. Declines in net cash provided by operations, increases in working capital requirements necessitated by an increased demand for our products and services, decreases in the availability under the Revolving Credit Agreement or changes in the credit our suppliers provide to us, could rapidly exhaust our liquidity.
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
If our cash flows and capital resources are insufficient to fund our debt service obligations, and other cash requirements, we could face substantial liquidity problems and be forced to reduce or delay capital expenditures or to sell assets or operations, seek additional capital or restructure or refinance our indebtedness. We may not be able to effect any such alternative measures, if necessary, on commercially reasonable terms or at all and, even if successful, such alternative actions may not allow us to meet our scheduled debt service obligations. Rising interest rates, along with actions by credit ratings agencies, such as downgrades or negative changes to our ratings outlook, may also reduce our ability to access the capital markets and/or increase our cost of capital either of which could have material adverse effects on our financial condition and cash flows. The indenture governing the Senior Notes and the Revolving Credit Agreement restrict (a) our ability to dispose of assets and use the proceeds from any such dispositions and (b) the Company’s and our subsidiaries’ ability to raise debt or certain equity capital to repay our indebtedness when it becomes due. We may not be able to consummate those dispositions or to obtain sufficient proceeds to meet any debt service obligations then due.
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
As of July 24, 2026, we had approximately $585.0 million of total indebtedness, and approximately $187.0 million of additional borrowings were available and undrawn under the Revolving Credit Agreement. We also have other contractual obligations and currently pay a regular quarterly dividend of $0.08 per share, or approximately $3.7 million in the aggregate per quarter.
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
Provisions of the Senior Notes and the Convertible Notes could discourage a potential future acquisition of us by a third party.
Certain provisions of the Senior Notes and the Convertible Notes could make it more difficult or more expensive for a third party to acquire us. Upon the occurrence of certain transactions constituting a fundamental change, holders of the Senior Notes and the Convertible Notes will have the right, at their option, to require us to repurchase all of their Senior Notes or Convertible Notes, as applicable, or any portion of the principal amount of such Senior Notes or Convertible Notes, as applicable. In addition, in connection with certain fundamental change transactions, holders of the Convertible Notes who convert their Convertible Notes may be entitled to an increase in the conversion rate, which could make such transactions more expensive. The indentures governing the Senior Notes and the Convertible Notes prohibit us from engaging in certain mergers or acquisitions unless, among other things, the surviving entity assumes our obligations under the Senior Notes and the Convertible Notes, as applicable. These and other provisions of the Senior Notes and the Convertible Notes could prevent or deter a third party from acquiring us even where the acquisition could be beneficial to our stockholders.
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
The contemplated amendment to the Revolving Credit Agreement may not be consummated, or may be consummated on terms that are less favorable to us.
We have received commitments from Wells Fargo Capital Finance, LLC, PNC Bank, National Association, JPMorgan Chase Bank, N.A., and Morgan Stanley Senior Funding, Inc. to amend and extend $300 million of the Revolving Credit Agreement (the “Revolving Credit Agreement Amendment”). The closing of the Revolving Credit Agreement Amendment is subject to market and other conditions, and there can be no assurance that the closing of the Revolving Credit Agreement Amendment will occur on the terms described herein, or at all. If we are able to enter into the Revolving Credit Agreement Amendment, the terms of the amendment may contain terms and covenants that restrict our financial and operating flexibility. If we are unable to enter into the Revolving Credit Agreement Amendment prior to the maturity of our Revolving Credit Agreement, we may need to refinance our Revolving Credit Agreement and may not be able to do so on favorable terms or at all. Our inability to enter into the Revolving Credit Agreement Amendment or to otherwise refinance our Revolving Credit Agreement on commercially reasonable terms or at all could have a material adverse effect on our business, financial condition, cash flows and results of operations and could impair our ability to satisfy our obligations under the notes.
The conditional conversion feature of the Convertible Notes, if triggered, may adversely affect our financial condition and operating results.
In the event the conditional conversion feature of the Convertible Notes is triggered, holders of the Convertible Notes will be entitled to convert their Convertible Notes at any time during specified periods at their option. If one or more holders elect to convert their Convertible Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation in cash, which could adversely affect our liquidity. In addition, even if holders of the Convertible Notes do not elect to convert their Convertible Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Convertible Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
The accounting method for the Convertible Notes could adversely affect our reported financial condition and results.
The accounting method for reflecting the Convertible Notes on our balance sheet, accruing amortized interest expense for the Convertible Notes and reflecting the underlying shares of our common stock in our reported diluted earnings per share may adversely affect our reported earnings and financial condition. If the conversion features of the Convertible Notes are required to be separately valued and accounted for, the accounting conclusion could impact earnings.
In accordance with applicable accounting standards, we expect that the Convertible Notes will be reflected as a liability on our balance sheets, with the initial carrying amount equal to the principal amount of the Convertible Notes, net of issuance costs. The issuance costs will be treated as a debt discount for accounting purposes, which will be amortized into interest expense over the term of the Convertible Notes. As a result of this amortization, the interest expense we expect to recognize for the Convertible Notes for accounting purposes will be greater than the cash interest payments we will pay on the Convertible Notes, which will result in lower reported net income or larger reported net loss.
In addition, we expect that the shares underlying the Convertible Notes will be reflected in our diluted earnings per share using the “if converted” method. Under that method, diluted earnings per share would generally be calculated assuming that all the Convertible Notes were converted solely into shares of our common stock at the beginning of the reporting period, unless the result would be anti-dilutive. The application of the if-converted method may reduce our reported diluted earnings per share, and accounting standards may change in the future in a manner that may adversely affect our diluted earnings per share.
Furthermore, if any of the conditions to the convertibility of the Convertible Notes are satisfied, then we may be required under applicable accounting standards to reclassify the liability carrying value of the Convertible Notes as a current, rather than a long-term, liability. This reclassification could be required even if no noteholders convert their Convertible Notes and could materially reduce our reported working capital.
We have not reached a final determination regarding the accounting treatment for the Convertible Notes, and the description above is preliminary. Accordingly, we may account for the Convertible Notes in a manner that is significantly different than described above.
We cannot be certain whether other changes may be made to the current accounting standards related to the Convertible Notes, or otherwise, that could have a material effect on our operating results.

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
Conversion of the Convertible Notes will dilute the ownership interest of existing stockholders or may otherwise depress the price of our common stock.
The conversion of some or all of the Convertible Notes will dilute the ownership interests of existing stockholders to the extent we deliver shares of our common stock upon conversion of any of the Convertible Notes. The Convertible Notes may from time to time in the future be convertible at the option of their holders prior to their scheduled terms under certain circumstances. Any sales in the public market of the common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the Convertible Notes may encourage short selling by market participants because the conversion of the Convertible Notes could be used to satisfy short positions, and the anticipated conversion of the Convertible Notes into shares of our common stock could depress the price of our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Our Equity Securities
On February 15, 2024, the Company announced that the Board of Directors approved the repurchase of an additional $150 million in shares of common stock over a three year period. This authorization was an increase to the previous $150 million repurchase program approved in August 2021 and the previous $100 million repurchase programs approved in November 2018, February 2017, and February 2016. The repurchase program is set to expire in February 2027. Stock repurchases under this program may be made in the open market or in private transactions at times and in amounts determined by the Company. For the quarter ended June 30, 2026, the Company repurchased no shares pursuant to our repurchase program and as of June 30, 2026, $93.2 million remained available under the program.

Item 5. Other Information
(c)
During the second quarter of 2026, none of our directors or executive officers adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits

Exhibits
4.1
Indenture, dated as of July 20, 2026, among Wabash National Corporation, the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee (Incorporated by reference to Wabash National Corporation’s Form 8-K filed on July 20, 2026 (File No. 001-10883))

10.1
Fifth Amendment to Second Amended and Restated Credit Agreement dated as of July 14, 2026, among Wabash National Corporation, certain subsidiaries of Wabash National Corporation, the lenders party thereto and Wells Fargo Capital Finance, LLC as administrative agent (Incorporated by reference to Wabash National Corporation’s Form 8-K filed on July 14, 2026 (File No. 001-10883))

31.1	Certification of Principal Executive Officer
31.2	Certification of Principal Financial Officer
32.1	Written Statement of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)
101
The following materials from Wabash National Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 are filed herewith, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at June 30, 2026 and December 31, 2025, (ii) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2026 and 2025, (iii) the Condensed Consolidated Statements of Comprehensive (Loss) Income for the three and six months ended June 30, 2026 and 2025, (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2026 and 2025, (v) the Condensed Consolidated Statements of Stockholders’ Equity for the three and six months ended June 30, 2026 and 2025, (vi) Notes to Condensed Consolidated Financial Statements and (vii) the information included in Part II, Item 5(c). The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

104	Cover Page Interactive Data File (formatting as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WABASH NATIONAL CORPORATION

Date: July 29, 2026	By:	/s/ Patrick Keslin
Patrick Keslin
Senior Vice President and Chief Financial Officer (Principal Financial Officer)