Form 10-Q
period 2026-09-30
WABASH NATIONAL Corp
filed 2026-10-29
CIK 879526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of common stock outstanding at October 22, 2026 was 40,738,694.

WABASH NATIONAL CORPORATION
FORM 10-Q

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements
WABASH NATIONAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	September 30, 2026	December 31, 2025
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$69,290	$31,923
Accounts receivable, net	198,614	119,874
Inventories, net	195,329	181,153
Prepaid expenses and other	39,792	86,136
Total current assets	503,025	419,086
Property, plant, and equipment, net	267,440	300,477
Goodwill	213,337	191,222
Deferred income taxes	38,219	9,047
Intangible assets, net	55,540	63,561
Investment in unconsolidated entities	16,331	7,250
Other assets	140,506	180,538
Total assets	$1,234,398	$1,171,181
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$—	$—
Accounts payable	246,184	145,739
Other accrued liabilities	119,270	156,556
Total current liabilities	365,454	302,295
Long-term debt	540,257	442,852
Other non-current liabilities	55,808	57,492
Total liabilities	961,519	802,639
Commitments and contingencies
Noncontrolling interest	1,792	1,184
Wabash National Corporation stockholders’ equity:
Common stock 200,000,000 shares authorized, $0.01 par value, 40,738,694 and 40,436,437 shares outstanding, respectively	790	787
Additional paid-in capital	706,152	700,697
Retained earnings	204,809	303,615
Accumulated other comprehensive loss	(3,321)	(398)
Treasury stock at cost, 38,263,966 and 38,263,966 common shares, respectively	(637,343)	(637,343)
Total Wabash National Corporation stockholders' equity	271,087	367,358
Total liabilities, noncontrolling interest, and equity	$1,234,398	$1,171,181

The accompanying notes are an integral part of these Condensed Consolidated Statements.

WABASH NATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited – dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net sales	$476,408	$381,595	$1,196,878	$1,221,301
Cost of sales	461,533	365,887	1,177,249	1,145,190
Gross profit	14,875	15,708	19,629	76,111
General and administrative expenses	32,358	(50,520)	96,821	(318,196)
Selling expenses	6,857	5,590	20,911	18,308
Amortization of intangible assets	2,673	2,789	8,021	8,367
Impairment and other, net	(6,987)	203	(8,444)	186
(Loss) income from operations	(20,026)	57,646	(97,680)	367,446
Other income (expense):
Interest expense	(6,957)	(5,373)	(19,836)	(15,707)
Other, net	315	1,240	972	2,821
Other expense, net	(6,642)	(4,133)	(18,864)	(12,886)
Income (loss) from unconsolidated entity	71	(1,845)	222	(5,890)
(Loss) income before income tax expense	(26,597)	51,668	(116,322)	348,670
Income tax (benefit) expense	(6,244)	11,629	(28,120)	87,038
Net (loss) income	(20,353)	40,039	(88,202)	261,632
Net income attributable to noncontrolling interest	395	62	608	303
Net (loss) income attributable to common stockholders	$(20,748)	$39,977	$(88,810)	$261,329

Net (loss) income attributable to common stockholders per share:
Basic	$(0.51)	$0.98	$(2.17)	$6.25
Diluted	$(0.51)	$0.97	$(2.17)	$6.22
Weighted average common shares outstanding (in thousands):
Basic	40,991	40,928	40,883	41,795
Diluted	40,991	41,170	40,883	42,014

Dividends declared per share	$0.08	$0.08	$0.24	$0.24

The accompanying notes are an integral part of these Condensed Consolidated Statements.

WABASH NATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited – dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net (loss) income	$(20,353)	$40,039	$(88,202)	$261,632
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(344)	305	(213)	1,652
Unrealized gain (loss) on derivative instruments	663	(568)	(2,710)	1,112
Total other comprehensive income (loss)	319	(263)	(2,923)	2,764
Comprehensive (loss) income	(20,034)	39,776	(91,125)	264,396
Comprehensive income attributable to noncontrolling interest	395	62	608	303
Comprehensive (loss) income attributable to common stockholders	$(20,429)	$39,714	$(91,733)	$264,093

The accompanying notes are an integral part of these Condensed Consolidated Statements.

WABASH NATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited – dollars in thousands)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities
Net (loss) income	$(88,202)	$261,632
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities
Depreciation	34,222	35,345
Amortization of intangibles	8,021	8,367
Net (gain) loss on sale of property, plant and equipment	(8,784)	100
Deferred income taxes	(29,172)	90,142
Stock-based compensation	7,542	8,895
Non-cash interest expense	1,088	749
Equity in (income) loss from unconsolidated entity	(222)	5,890
Accounts receivable	(78,147)	(3,234)
Inventories	(14,575)	39,320
Prepaid expenses and other	9,191	(54,185)
Accounts payable and accrued liabilities	99,109	128,216
Other, net	(5,891)	(452,137)
Net cash (used in) provided by operating activities	(65,820)	69,100
Cash flows from investing activities
Cash payments for capital expenditures	(8,946)	(20,207)
Expenditures for revenue generating assets	(242)	(40,189)
Proceeds from the sale of assets	39,723	138
Acquisition, net of cash acquired	(2,872)	(1,666)
Investment in unconsolidated affiliates and other	(6,174)	(12,350)
Net cash provided by (used in) investing activities	21,489	(74,274)
Cash flows from financing activities
Proceeds from exercise of stock options	—	11
Dividends paid	(10,031)	(10,539)
Proceeds from issuance of Convertible Notes	150,000	—
Borrowings under revolving credit facilities	201,879	41,751
Payments under revolving credit facilities	(246,879)	(16,751)
Debt issuance costs paid	(11,202)	(1)
Stock repurchases	—	(33,106)
Other	(2,069)	—
Net cash provided by (used in) financing activities	81,698	(18,635)
Cash and cash equivalents:
Net increase (decrease) in cash and cash equivalents	37,367	(23,809)
Cash and cash equivalents at beginning of period	31,923	115,484
Cash and cash equivalents at end of period	$69,290	$91,675
Supplemental disclosures of cash flow information:
Cash paid for interest	$13,169	$10,453
Net cash refunds received for income taxes	$(9,715)	$(307)
Period end balance of payables for property, plant, and equipment	$1,242	$2,916
The accompanying notes are an integral part of these Condensed Consolidated Statements.

WABASH NATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited – dollars in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	Shares	Amount
Balances at December 31, 2025	40,436,437	$787	$700,697	$303,615	$(398)	$(637,343)	$367,358
Net loss attributable to common stockholders for the period				(45,171)			(45,171)
Foreign currency translation					(315)		(315)
Stock-based compensation	237,530	2	1,108				1,110
Common stock dividends				(3,336)			(3,336)
Unrealized gain on derivative instruments, net of tax					968		968
Balances at March 31, 2026	40,673,967	$789	$701,805	$255,108	$255	$(637,343)	$320,614
Net loss attributable to common stockholders for the period				(22,891)			(22,891)
Foreign currency translation					446		446
Stock-based compensation	63,206	1	1,900				1,901
Common stock dividends				(3,274)			(3,274)
Unrealized loss on derivative instruments, net of tax					(4,341)		(4,341)
Balances at June 30, 2026	40,737,173	$790	$703,705	$228,943	$(3,640)	$(637,343)	$292,455
Net loss attributable to common stockholders for the period				(20,748)			(20,748)
Foreign currency translation					(344)		(344)
Stock-based compensation	1,521		2,447				2,447
Common stock dividends				(3,386)			(3,386)
Unrealized gain on derivative instruments, net of tax					663		663
Balances at September 30, 2026	40,738,694	$790	$706,152	$204,809	$(3,321)	$(637,343)	$271,087

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	Shares	Amount
Balances at December 31, 2024	42,882,308	$781	$689,216	$105,633	$(3,229)	$(603,571)	$188,830
Net income attributable to common stockholders for the period				230,941			230,941
Foreign currency translation					167		167
Stock-based compensation	298,701	5	3,244				3,249
Stock repurchases	(1,033,764)					(16,504)	(16,504)
Common stock dividends				(3,465)			(3,465)
Unrealized gain on derivative instruments, net of tax					612		612
Common stock issued in connection with:
Stock option exercises	750		11				11
Balances at March 31, 2025	42,147,995	$786	$692,471	$333,109	$(2,450)	$(620,075)	$403,841
Net loss attributable to common stockholders for the period				(9,589)			(9,589)
Foreign currency translation					1,180		1,180
Stock-based compensation	26,868	1	2,372			(12)	2,361
Stock repurchases	(1,085,489)					(10,412)	(10,412)
Common stock dividends				(3,232)			(3,232)
Unrealized gain on derivative instruments, net of tax					1,068		1,068
Balances at June 30, 2025	41,089,374	$787	$694,843	$320,288	$(202)	$(630,499)	$385,217
Net income attributable to common stockholders for the period				39,977			39,977
Foreign currency translation					305		305
Stock-based compensation	2,835	—	3,273			(15)	3,258
Stock repurchases	(575,572)					(6,163)	(6,163)
Common stock dividends				(3,301)			(3,301)
Unrealized loss on derivative instruments, net of tax					(568)		(568)
Balances at September 30, 2025	40,516,637	$787	$698,116	$356,964	$(465)	$(636,677)	$418,725

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
The condensed consolidated financial statements of the Company have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with Generally Accepted Accounting Principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying condensed consolidated financial statements contain all material adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position of the Company, its results of operations, and its cash flows. The Company consolidates into its financial statements the accounts of the Company and any partially owned subsidiary it has the ability to control (see Note 6 to the Condensed Consolidated Financial Statements). The Company does not have any subsidiaries it consolidates based solely on the power to direct the activities and significant participation in the entity’s expected results that would not otherwise be consolidated based on control through voting interests. Further, its affiliates are businesses established and maintained in connection with its operating strategy and are not special purposes entities. All intercompany transactions and balances have been eliminated.
The condensed consolidated financial statements included herein should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

2. NEW ACCOUNTING PRONOUNCEMENTS
In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses”, which requires additional disclosure of the nature of expenses included in the consolidated financial statements. The effective date of this ASU is for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The Company is evaluating the impact of the amendments on its financial statement disclosures and related reporting processes and controls.
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
In November 2025, the FASB issued ASU 2025-09, “Derivatives and Hedging (Topic 815): Hedge Accounting Improvements,” which amends certain aspects of the hedge accounting guidance to more closely align financial reporting with the economics of an entity’s risk management activities. The amendments are effective for public business entities for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years. Early adoption is permitted. The amendments are required to be applied prospectively to all hedging relationships, with certain transition elections available for hedging relationships existing as of the date of adoption. The Company is currently evaluating the impact that adoption of the amendments may have on its condensed consolidated financial statements and related disclosures.

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
The Company has identified three separate and distinct performance obligations: (1) the sale of a trailer or equipment, (2) the sale of replacement parts, and (3) service work. For trailer, truck body, equipment, and replacement part sales, control is transferred and revenue is recognized from the sale upon shipment to or pick up by the customer in accordance with the contract terms. The Company does not have any material extended payment terms as payment is received shortly after the point of sale. Accounts receivable are recorded when the right to consideration becomes unconditional. The Company does have customers who pay for the product prior to the transfer of control, which is recorded as customer deposits in Other accrued liabilities as shown in Note 12 to the Condensed Consolidated Financial Statements. Customer deposits are recognized as revenue when the Company performs its obligations under the contract and transfers control of the product. Typically, customer deposits are recognized as revenue within 30 days under standard terms as customers pick up trailers.

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
On January 1, 2026, the Company executed a call option and acquired the remaining 51% equity interest in Linq Venture Holdings LLC (“Linq”) for cash consideration of $6.4 million and $18.6 million of a preexisting note receivable that was forgiven, where the value was determined using current market transactions for similar items. The acquisition was achieved in stages with the fair value of the call option at $(0.1) million and the previously held 49% equity interest was remeasured to $6.1 million. This resulted in a $6.0 million reduction to General and administrative expenses in the Condensed Consolidated Statements of Operations during the first quarter of 2026.
Linq supports the development and scaling of a digital marketplace in and for the transportation and logistics distribution industry and serves as the digital channel for marketing Wabash products to end-customers and dealers. Linq became a wholly-owned subsidiary of the Company and Linq’s financial position and results are consolidated with those of the Company as of January 1, 2026. The revenue and earnings of Linq for 2026 are not material. The Company previously accounted for its 49% interest in Linq Venture Holdings LLC as an equity method investment. Linq is included within the Parts & Services reportable segment.
The fair value of the acquired business was determined to be $31 million using the income approach, specifically a discounted cash flow (“DCF”) method. The valuation was supported by prospective financial inputs from management including estimated revenues based on brokerage and software fees at 28% of supported recurring revenues. Estimated operating expenses were primarily related to ongoing software costs, salaries, and benefits. Due to the execution risk and market uncertainty inherent in second state, expansion technology ventures, a discount rate in the lower end of the range of 30% to 35% was considered appropriate and applied to the cash flows.
Initial accounting for the business combination is incomplete pending finalization of the valuation of certain tangible and intangible assets. Consequently, provisional amounts for these assets have been recorded based on the information currently available. The provisional amounts are as follows: Intangible assets $30.1 million and other net assets of $0.9 million. Intangible assets include internal use software that is tentatively valued at $8.0 million with a 5 year life. In addition, the Company recognized $22.1 million of goodwill in connection with the Linq acquisition, which represents a premium paid for strategic benefits related to the expansion of a digital ecosystem supporting the growth of recurring revenue streams. A portion of the goodwill arising from the transaction, provisionally estimated at approximately $17.2 million, is expected to be deductible for income tax purposes.

5. GOODWILL & OTHER INTANGIBLE ASSETS
As further described in Note 19 to the Condensed Consolidated Financial Statements, the Company has established two operating and reportable segments: Transportation Solutions (“TS”) and Parts & Services (“P&S”). These operating and reportable segments have also been determined to be the applicable reporting units for purposes of goodwill assignment and evaluation. As of September 30, 2026, goodwill allocated to the TS and P&S segments was approximately $120.5 million and $92.8 million, respectively.
The changes in the carrying amounts of goodwill from December 31, 2024 through the nine month period ended September 30, 2026 were as follows (in thousands):

	Transportation Solutions	Parts & Services	Total
Balance at December 31, 2024
Goodwill	$188,763	$108,078	$296,841
Accumulated impairment losses	(68,257)	(40,143)	(108,400)
Net balance as of December 31, 2024	120,506	67,935	188,441
Acquisition of Trailerhawk AI, LLC	—	2,801	2,801
Effects of foreign currency	(8)	(12)	(20)
Balance at December 31, 2025
Goodwill	188,755	110,867	299,622
Accumulated impairment losses	(68,257)	(40,143)	(108,400)
Net balance as of December 31, 2025	120,498	70,724	191,222
Acquisition of Linq Venture Holdings, LLC	—	22,116	22,116
Effects of foreign currency	(5)	6	1
Balance at March 31, 2026
Goodwill	188,750	132,989	321,739
Accumulated impairment losses	(68,257)	(40,143)	(108,400)
Net balance as of March 31, 2026	120,493	92,846	213,339
Effects of foreign currency	(3)	(3)	(6)
Balance at June 30, 2026
Goodwill	188,747	132,986	321,733
Accumulated impairment losses	(68,257)	(40,143)	(108,400)
Net balance as of June 30, 2026	120,490	92,843	213,333
Effects of foreign currency	2	2	4
Balance at September 30, 2026
Goodwill	188,749	132,988	321,737
Accumulated impairment losses	(68,257)	(40,143)	(108,400)
Net balance as of September 30, 2026	$120,492	$92,845	$213,337

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

Because the entity does not have sufficient equity at risk to permit it to carry on its activities without additional financial support, the Company concluded that WP is a VIE. The Company has the power to direct the activities of WP through majority representation on the Board of Directors as well as control related to the management and overall strategic direction of the entity. In addition, the Company has the obligation to absorb the benefits and losses of WP that could potentially be significant to the entity. The Company also has a requirement to provide funding to the entity if needed. Given the facts and circumstances specific to WP, the Company concluded that it is the primary beneficiary and, as such, is required to consolidate the entity. WP’s results of operations are included in the Parts & Services operating and reportable segment. Through September 30, 2026, the Company did not provide financial or other support to this VIE that it was not contractually obligated to provide. As of September 30, 2026, the Company does not have any obligations to provide financial support to WP.
The following table presents the assets and liabilities of the WP VIE consolidated on the Company’s Condensed Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$4,302	$2,455
Accounts receivable, net	3,388	4,559
Inventories, net	—	5
Prepaid expenses and other	484	177
Total current assets	8,174	7,196
Other assets	559	433
Total assets	$8,733	$7,629
Liabilities
Current liabilities:
Accounts payable	$5,125	$3,571
Other accrued liabilities	23	27
Total current liabilities	5,148	3,598
Other non-current liabilities	—	—
Total liabilities	$5,148	$3,598

The following table is a roll forward of activities in the Company’s noncontrolling interest (in thousands):

	2026	2025
Balance at January 1	$1,184	$996
Net (loss) income attributable to noncontrolling interest	(64)	255
Balance at March 31	1,120	1,251
Net income (loss) attributable to noncontrolling interest	277	(14)
Balance at June 30	1,397	1,237
Net income attributable to noncontrolling interest	395	62
Balance at September 30	$1,792	$1,299

UpLabs Ventures, LLC
During the third quarter of 2024, the Company entered into a collaborative arrangement with UpLabs Ventures, LLC to identify, design, incubate, develop, and launch new businesses (portfolio companies) in the mobility and digital solutions sector. The agreement includes provisions related to investment, equity ownership, intellectual property, revenue recognition, indemnification, purchase options, governance, and terminations, ensuring a structured and mutually beneficial partnership.

The Company’s initial nonrefundable investment of $6.0 million was made in the fourth quarter of 2024 to fund the launch of venture labs focused on providing solutions that optimize customer end-to-end supply chains across the transportation, logistics, and infrastructure markets. The initial investment covered the first contract year. During the first quarter of 2026, the Company made an additional nonrefundable investment of $6.2 million for the 2026 contract period. The investment associated with the UpLabs collaborative arrangement is recorded in Investment in unconsolidated entities on the Company’s Condensed Consolidated Balance Sheets.
For each contract year during the term of the collaboration, the Company also pays UpLabs an annual fee equal to 2% of the applicable investment amount, inclusive of any inflation adjustments and reimburses expenses of $0.5 million, each subject to annual inflation adjustments based on the Consumer Price Index, compounded annually. Under the agreement, the Company is entitled to a 20% founders’ equity interest in each portfolio company created through the arrangement. As of September 30, 2026, the aggregate carrying amount of the Company’s investment associated with the UpLabs collaborative arrangement, including its equity method investments in SpecSync and PartsPulse, was $12.4 million, which also represented the Company’s maximum exposure to loss associated with the arrangement and these portfolio companies.
SpecSync, Inc and PartsPulse, Inc were the first two portfolio companies through the collaborative venture labs in January 2026. The companies were established to develop purpose-built artificial intelligence solutions addressing certain of the Company’s business challenges, with the Company serving as an initial customer. The Company holds 20% equity interests in SpecSync and PartsPulse and accounts for these investments under the equity method. SpecSync and PartsPulse are VIEs. The Company is not the primary beneficiary of either entity because it does not have the power to direct the activities that most significantly affect the entity’s economic performance. Accordingly, the Company does not consolidate SpecSync or PartsPulse.
During the nine month period ended September 30, 2026, as a result of its 20% equity interests in SpecSync and PartsPulse, the Company recognized income of approximately $0.2 million within Income (loss) from unconsolidated entity in the Condensed Consolidated Statements of Operations. Under the Company’s agreements with SpecSync and PartsPulse, the Company has paid an aggregate of $3.0 million for implementation fees of the software. The Company capitalizes qualifying implementation costs and amortizes those costs over the applicable software usage periods. During the three and nine month periods ended September 30, 2026, approximately $0.4 million and $1.1 million, respectively, have been recorded in General and administrative expenses in the Condensed Consolidated Statements of Operations.
In the third quarter of 2026, the Company paid on-going quarterly subscription fees of $0.8 million. These expenses were recorded in General and administrative expenses in the Condensed Consolidated Statements of Operations.
FreightVana Logistics, Inc
On February 26, 2026, the Company converted $2.0 million in trade receivables from FreightVana into a 4-year note receivable. Prior to the legal conversion of the instrument, management identified a $1.0 million current expected credit loss regarding the FreightVana balance that was expensed to General and administrative expenses in the Condensed Consolidated Statements of Operations. In addition, the Company previously entered into a termination agreement with FreightVana on February 1, 2025 regarding a convertible promissory note (the “2025 Note”). Pursuant to the agreement, the 2025 Note was terminated in exchange for a cash interest payment of $0.3 million and the conversion of the 2025 Note’s remaining $2.7 million carrying value into Class B preferred units of FreightVana. As the total consideration received exceeded the carrying value of the 2025 Note, the Company recognized a gain on debt settlement of $0.3 million within Other income (expense), Other, net in the Condensed Consolidated Statements of Operations for the period ended March 31, 2026. The Company’s total investment and maximum exposure to loss in FreightVana, without consideration to the $1.0 million current expected credit loss described above, is $5.8 million.
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

7. INVENTORIES, NET
Inventories are stated at the lower of cost, determined on either the first-in, first-out or average cost method, or net realizable value. Inventories, net of reserves, consist of the following components (in thousands):

	September 30, 2026	December 31, 2025
Raw materials and components	$112,142	$94,600
Finished goods	58,378	67,338
Work in progress	12,882	8,434
Aftermarket parts	9,138	8,311
Used trailers	2,789	2,470
	$195,329	$181,153

8. PREPAID EXPENSES AND OTHER
Prepaid expenses and other current assets consist of the following (in thousands):

	September 30, 2026	December 31, 2025
Chassis converter pool agreements	$25,598	$61,925
Income tax receivables	1,230	11,694
Insurance premiums & maintenance/subscription agreements	9,276	7,503
Commodity swap contracts	455	1,422
All other	3,233	3,592
	$39,792	$86,136
Chassis converter pool agreements represent chassis transferred to the Company on a restricted basis by the manufacturer, which retains the sole authority to authorize commencement of work on the chassis and to make certain other decisions with respect to the chassis, including the terms and pricing of sales to the manufacturer’s dealers. Insurance premiums and maintenance and subscription agreement costs are recognized as expense over the applicable contractual period, which is generally one year or less. As further described in Note 10 to the Condensed Consolidated Financial Statements, commodity swap contracts in an asset position relate to our hedging activities intended to mitigate the risks associated with fluctuations in commodity prices. Other items primarily consist of investments held by the Company’s captive insurance subsidiary and various other prepaid assets and other current assets.

9. DEBT
Long-term debt consists of the following (in thousands):

	September 30, 2026	December 31, 2025
Senior Notes	$400,000	$400,000
Convertible Notes	150,000	—
Revolving Credit Agreement	—	45,000
	550,000	445,000
Less: unamortized discount and fees	(9,743)	(2,148)
Less: current portion	—	—
	$540,257	$442,852

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
The Indenture contains customary events of default, including payment defaults, breaches of covenants, failure to pay certain judgments and certain events of bankruptcy, insolvency and reorganization. If an event of default occurs and is continuing, the principal amount of the Senior Notes, plus accrued and unpaid interest, if any, may be declared immediately due and payable. These amounts automatically become due and payable if an event of default relating to certain events of bankruptcy, insolvency or reorganization occurs. As of September 30, 2026, the Company was in compliance with all covenants.
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
Contractual coupon interest expense and amortization of debt issuance costs for the Senior Notes for the three and nine month periods ended September 30, 2026 was $4.5 million and $0.2 million, and $13.5 million and $0.6 million, respectively. For the three and nine month periods ended September 30, 2025, Contractual coupon interest expense and amortization of debt issuance costs for the Senior Notes was $4.5 million and $0.2 million, and $13.5 million and $0.5 million, respectively. Contractual coupon interest expense and amortization of debt issuance costs for the Senior Notes are included in Interest expense in the Company’s Condensed Consolidated Statements of Operations. The estimated fair value of the Senior Notes and the related fair value hierarchy classification are included in Note 13 to the Condensed Consolidated Financial Statements.
Revolving Credit Agreement
On August 12, 2026, the Company entered into a Sixth Amendment to Second Amended and Restated Credit Agreement (the “Amendment”), among the Company, certain of its subsidiaries party thereto as loan parties, the lenders party thereto and Wells Fargo Capital Finance, LLC, as the administrative agent (the “Agent”), which amended the Company’s existing Second Amended and Restated Credit Agreement dated as of December 21, 2018 (as previously amended and as amended by the Amendment, the “Revolving Credit Agreement”).

Under the Revolving Credit Agreement, the lenders agree to make available a $300 million revolving credit facility to the Company and certain of its subsidiaries party to the Revolving Credit Agreement from time to time as borrowers (collectively, the “Borrowers”). The Company has the option to increase the total commitments under the facility by up to an additional $175 million, subject to certain conditions, including obtaining commitments from one or more lenders, whether or not party to the Revolving Credit Agreement, to provide such additional commitments. The Revolving Credit Agreement matures upon the earliest of (i) August 12, 2031, (ii) the date that is 91 days prior to the maturity of the Company’s 4.50% Senior Notes due 2028, (iii) the date that is 91 days prior to the maturity of the Company’s 4.00% Convertible Notes due 2032, and (iv) the date that is 91 days prior to the maturity of debt of any one or more of the loan parties under the Revolving Credit Agreement in an aggregate outstanding principal amount exceeding $40 million.
Availability under the Revolving Credit Agreement will be based upon borrowing base certifications of the Borrowers’ eligible inventory, eligible leasing inventory and eligible accounts receivable, and will be reduced by certain reserves in effect from time to time. Availability is also reduced by a $40 million availability block in effect until the date upon which the Company’s fixed charge coverage ratio for the 12 fiscal month periods ending as of the two most recently ended consecutive fiscal quarters is greater than 1.0 to 1.0, with the first of such two most recently ended fiscal quarters ending no earlier than December 31, 2026 (such date, the “Financial Covenant Conversion Date”), provided no event of default is in existence on such date. Subject to availability, the Revolving Credit Agreement provides for a letter of credit subfacility in the amount of $25 million and allows for swingline loans in the amount of up to $30 million.
Outstanding borrowings under the Revolving Credit Agreement will bear interest at an annual rate, at the Borrowers’ election, equal to (i) term SOFR plus a margin ranging from 1.50% to 2.00% or (ii) a base rate plus a margin ranging from 0.50% to 1.00%, in each case depending upon the monthly average excess availability under the revolving credit facility. The Borrowers are required to pay a monthly unused line fee equal to 0.20% times the average daily unused availability along with other customary fees and expenses of the Agent and the lenders.
The Revolving Credit Agreement is required to be guaranteed by certain subsidiaries of the Company (each a “Guarantor”) and is secured by substantially all personal property of each Borrower and Guarantor.
The Revolving Credit Agreement contains customary covenants limiting the ability of the Company and certain of its subsidiaries to, among other things, pay dividends, incur debt or liens, redeem or repurchase stock, enter into transactions with affiliates, merge, dissolve, repay subordinated indebtedness, make investments and dispose of assets. In addition, the Company will be required to maintain (i) prior to the Financial Covenant Conversion Date, minimum liquidity of $90 million at all times, other than with respect to a period of no more than three consecutive business days in any month, and (ii) on and after the Financial Covenant Conversion Date, a minimum fixed charge coverage ratio of not less than 1.0 to 1.0 as of the end of any period of 12 fiscal months when excess availability under the Revolving Credit Agreement (calculated without giving effect to the $40 million availability block) is less than the greater of (a) 10.0% of the lesser of (x) the total revolving commitments and (y) the borrowing base and (b) $25 million. As of September 30, 2026, the Company was in compliance with all covenants.
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
During the three month period ended September 30, 2026, the Company had payments of principal totaling $128.5 million and borrowings of principal totaling $13.5 million under the Revolving Credit Agreement. During the nine month period ended September 30, 2026, the Company had payments of principal totaling $246.9 million and borrowings of principal totaling $201.9 million. As of September 30, 2026, there were no amounts outstanding under the Revolving Credit Agreement.
During the three month period ended September 30, 2025, the Company had payments of principal totaling $15.8 million and borrowings of principal totaling $0.8 million under the Revolving Credit Agreement. During the nine month period ended September 30, 2025, the Company had payments of principal totaling $16.8 million and borrowings of principal totaling $41.8 million. As of September 30, 2025, there was $25.0 million outstanding under the Revolving Credit Agreement.
Interest expense under the Revolving Credit Agreement for each three and nine month period ended September 30, 2026 was approximately $0.6 million and $4.0 million, respectively. During each three and nine month period ended September 30, 2025, interest expense under the Revolving Credit Agreement was approximately $0.6 million and $1.5 million, respectively. Interest expense under the Revolving Credit Agreement is included in Interest expense in the Company’s Condensed Consolidated Statements of Operations.

Convertible Notes
On July 20, 2026, the Company completed a private unregistered offering (the “Offering”) of $130.0 million in aggregate principal amount of 4.00% Convertible Notes due 2032 (the “Initial Notes”). On July 16, 2026, the initial purchasers in the Offering exercised their option to purchase an additional $20.0 million in aggregate principal amount of the Company’s 4.00% Convertible Notes due 2032 (together with the Initial Notes, the “Convertible Notes”), bringing the total aggregate principal amount of the Convertible Notes to $150.0 million. The Company used the net proceeds from the Offering primarily to repay outstanding borrowings under the Revolving Credit Agreement. The Convertible Notes are guaranteed (the “Guarantees”) by each of the Company’s direct and indirect subsidiaries that guarantee the Company’s Senior Notes (the “Guarantors”). The Convertible Notes and the Guarantees are senior unsecured obligations of the Company and the Guarantors, respectively. The Convertible Notes and the Guarantees were issued pursuant to an Indenture, dated July 20, 2026 (the “Indenture”), among the Company, the Guarantors and U.S. Bank Trust Company, National Association, as trustee. The Indenture includes customary covenants and sets forth certain events of default after which the Convertible Notes may be declared immediately due and payable, as well as certain types of bankruptcy or insolvency events of default involving the Company after which the Convertible Notes become automatically due and payable.
The Convertible Notes bear interest at a rate of 4.00% per annum, payable semi-annually in arrears on February 1 and August 1 of each year, beginning on February 1, 2027. The Convertible Notes will mature on August 1, 2032, unless earlier converted, redeemed, or repurchased. Before May 1, 2032, noteholders may convert their Convertible Notes only upon the occurrence of specified conditions relating to the market price of the Common Stock, the trading price of the Convertible Notes, certain distributions or corporate events, or a notice of redemption. From and after May 1, 2032, noteholders may convert their Convertible Notes at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date. The Company will settle any conversions of the Convertible Notes by paying or delivering, as applicable, cash, shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”), or a combination of cash and shares of Common Stock, at the Company’s election.
The initial conversion rate for the Convertible Notes is 59.7086 shares of Common Stock per $1,000 principal amount of Convertible Notes, which is equivalent to an initial conversion price of approximately $16.75 per share of the Common Stock. The initial conversion price of the Convertible Notes represents a premium of approximately 32.50% above the last reported sale price of the Common Stock on the New York Stock Exchange on July 15, 2026, which was $12.64 per share. The conversion rate is subject to adjustment under certain circumstances in accordance with the terms of the Indenture. Based on the initial conversion rate, the Convertible Notes are initially convertible into 8,956,290 shares of Common Stock, subject to adjustment under the Indenture. In connection with certain conversions occurring after a Make-Whole Fundamental Change or notice of redemption, the conversion rate may be increased by a specified number of additional shares, subject to an initial maximum of 11,867,085 shares. The Company accounts for the Convertible Notes as a debt liability at amortized cost. The embedded conversion option is not separately recognized because it is indexed to the Company’s Common Stock and qualifies for the derivative accounting scope exception for certain contracts in an entity’s own equity.
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

As of September 30, 2026, the outstanding principal amount of the Convertible Notes was $150.0 million, unamortized debt issuance costs were approximately $8.2 million, and the net carrying amount was approximately $141.8 million. As of September 30, 2026, no Convertible Notes had been converted, no shares had been issued upon conversion, and no changes had occurred to the conversion price or other conversion terms, other than any changes resulting from standard antidilution provisions. No conversion contingencies had been met as of September 30, 2026. The estimated fair value of the Convertible Notes and the related fair value hierarchy classification are included in Note 13 to the Condensed Consolidated Financial Statements. The potential effect of the Convertible Notes on diluted net loss (income) per common share is included in Note 15 to the Condensed Consolidated Financial Statements.
For both the three and nine month periods ended September 30, 2026, contractual coupon interest expense for the Convertible Notes was $1.2 million and amortization of debt issuance costs was $0.2 million. The effective interest rate on the Convertible Notes was approximately 5.1%. Contractual coupon interest expense and amortization of debt issuance costs for the Convertible Notes are included in Interest expense in the Company’s Condensed Consolidated Statements of Operations.

10. FINANCIAL DERIVATIVE INSTRUMENTS
Commodity Pricing Risk
The Company was party to commodity swap contracts for specific commodities with notional amounts of approximately $55.8 million as of September 30, 2026 and $21.5 million as of December 31, 2025. The Company uses commodity swap contracts to mitigate the risks associated with fluctuations in commodity prices impacting its cash flows related to inventory purchases from suppliers. The Company does not hedge all commodity price risk.
At inception, the Company designated the commodity swap contracts as cash flow hedges. The contracts mature at specified monthly settlement dates and will be recognized in earnings through March 2027. The effective portions of changes in the fair values of the derivative instruments are recognized in Accumulated Other Comprehensive Income (Loss) (“AOCI”) and reclassified into earnings when the forecasted hedged transactions affect earnings. Amounts are reclassified immediately into earnings if it becomes probable that a forecasted hedged transaction will not occur.
Certain of the Company’s derivative instruments contain credit risk related contingent features that could require the Company to post additional collateral upon the occurrence of specified events of default or termination events. Beginning after November 30, 2026, the collateral thresholds under these agreements will also vary based on the credit ratings of the Company’s debt. As of September 30, 2026, the aggregate fair value of derivative instruments containing such features that were in a net liability position was not material. The Company had not posted collateral under these agreements as of September 30, 2026. If the applicable credit risk related contingent features had been triggered as of September 30, 2026, the additional collateral the Company could have been required to post would not have been material.
Financial Statement Presentation
As of September 30, 2026 and December 31, 2025, the fair value carrying amount of the Company’s derivative instruments were recorded as follows (in thousands):

		Asset / (Liability) Derivatives
	Balance Sheet Caption	September 30, 2026	December 31, 2025
Derivatives designated as hedging instruments
Commodity swap contracts	Prepaid expenses and other	$455	$1,422
Commodity swap contracts	Accounts payable and Other accrued liabilities	(2,630)	(26)
Total derivatives designated as hedging instruments		$(2,175)	$1,396

The following table summarizes the gain or loss recognized in AOCI as of September 30, 2026 and December 31, 2025 and the amounts reclassified from AOCI into earnings for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Amount of Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion, net of tax)		Location of Gain (Loss) Reclassified from AOCI into Earnings (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Earnings

	September 30, 2026	December 31, 2025		Three Months Ended September 30,		Nine Months Ended September 30,
				2026	2025	2026	2025
Derivatives instruments
Commodity swap contracts	$(1,871)	$839	Cost of sales	$(1,506)	$1,438	$973	$1,605
Over the next 12 months, the Company expects to reclassify approximately $2.5 million of pretax deferred losses related to the commodity swap contracts from AOCI to cost of sales as inventory purchases are settled.

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
During the nine months ended September 30, 2026, operating lease ROU assets obtained in exchange for new operating lease liabilities totaled approximately $4.7 million. During the nine months ended September 30, 2025, leased assets obtained in exchange for new operating lease liabilities totaled approximately $8.2 million. As of September 30, 2026 and September 30, 2025, obligations related to operating leases that the Company has executed but have not yet commenced were nominal and $4.8 million, respectively.
Leased assets and liabilities included within the Condensed Consolidated Balance Sheets consist of the following (in thousands):

	Classification	September 30, 2026	December 31, 2025
Right-of-Use Assets
Operating	Other assets	$28,520	$35,412
Total leased ROU assets		$28,520	$35,412
Liabilities
Current
Operating	Other accrued liabilities	$9,004	$13,319
Noncurrent
Operating	Other non-current liabilities	21,067	23,184
Total lease liabilities		$30,071	$36,503

Lease costs included in the Condensed Consolidated Statements of Operations consist of the following (in thousands):

	Classification	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025
Operating lease cost	Cost of sales, selling expenses and general and administrative expense	$3,055	$3,701
Net lease cost		$3,055	$3,701

	Classification	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Operating lease cost	Cost of sales, selling expenses and general and administrative expense	$10,031	$10,824
Net lease cost		$10,031	$10,824

Maturity of the Company’s lease liabilities as of September 30, 2026 is as follows (in thousands):

Operating Leases
2026 (remainder)	$2,924
2027	9,777
2028	8,182
2029	6,415
2030	4,434
Thereafter	1,962
Total lease payments	$33,694
Less: interest	3,622
Present value of lease payments	$30,072
As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments.
Remaining lease term and discount rates are as follows:

	September 30, 2026	December 31, 2025
Weighted average remaining lease term (years)
Operating leases	3.8	3.4
Weighted average discount rate
Operating leases	6.04%	5.89%
Cash paid for amounts included in the measurement of operating lease liabilities in the Condensed Consolidated Statements of Cash Flows was as follows (in thousands):

	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$9,540	$10,604

Lessor and Sublessor Activities
The Company leases dry van trailers to customers under full-service lease agreements and operating lease agreements. At the inception of a contract, in accordance with the applicable accounting guidance (ASC 842, Leases) the Company considers whether the arrangement contains a lease and, as applicable, performs the required lease classification tests. The Company, as a lessor, does not have any significant sales-type or direct financing lease arrangements as of September 30, 2026.

The Company has full-service lease agreements are an integrated service that include lease component amounts related to the use of the trailer, as well as non-lease components for preventative maintenance, certain repairs as defined in the related agreement, and ad valorem taxes. In accordance with the applicable accounting guidance (ASC 842, Leases), the Company has elected to combine lease and non-lease components when reporting revenue for the full-service underlying class of leased assets.
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
Lease income is included in Net sales on the Company’s Condensed Consolidated Statements of Operations, and is recorded in the Parts & Services operating segment. For the three and nine months ended September 30, 2026 and 2025, the Company’s lease income consisted of the following components (in thousands):

	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025
Operating lease income
Fixed lease income	$2,011	$1,635
Total lease income	$2,011	$1,635

	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Operating lease income
Fixed lease income	$5,475	$3,286
Total lease income	$5,475	$3,286

12. OTHER ACCRUED LIABILITIES
The following table presents the major components of Other accrued liabilities (in thousands):

	September 30, 2026	December 31, 2025
Warranty	$11,926	$12,902
Chassis converter pool agreements	21,733	59,599
Payroll and related taxes	19,259	12,077
Customer deposits	17,985	26,450
Self-insurance	11,910	11,644
Accrued interest	9,492	4,011
Operating lease obligations	9,004	13,319
Accrued taxes	6,854	6,731
All other	11,107	9,823
	$119,270	$156,556

The following table presents the changes in the product warranty accrual included in Other accrued liabilities (in thousands):

	2026	2025
Balance as of January 1	$12,902	$16,958
Provisions and revisions to estimates	1,683	1,982
Payments	(2,659)	(4,805)
Balance as of September 30	$11,926	$14,135
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

13. FAIR VALUE MEASUREMENTS
The Company classifies fair value measurements using a three-level hierarchy that prioritizes the inputs used in valuation techniques to measure fair value. The hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect assumptions that market participants would use in pricing the asset or liability. The three levels of the fair value hierarchy are as follows:
▪Level 1 — Unadjusted quoted prices in active markets for identical assets or liabilities that the Company can access at the measurement date;
▪Level 2 — Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly; and
▪Level 3 — Unobservable inputs that are significant to the fair value measurement.
Recurring Fair Value Measurements
The Company’s derivative instruments, which are further described in Note 10 to the Condensed Consolidated Financial Statements, are valued using a market approach based on third-party pricing services, with the resulting valuations corroborated using observable market data or broker quotes. Accordingly, the derivative instruments are classified within Level 2 of the fair value hierarchy.
The Company’s mutual fund investments, including investments held by its wholly owned captive insurance subsidiary, are valued based on quoted prices in active markets and are classified within Level 1 of the fair value hierarchy.Fair value measurements and the fair value hierarchy level for the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2026 and December 31, 2025 are shown below (in thousands):

	Frequency	Asset / (Liability)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2026
Commodity swap contracts	Recurring	$(2,175)	$—	$(2,175)	$—
Mutual funds	Recurring	$10,459	$10,459	$—	$—
December 31, 2025
Commodity swap contracts	Recurring	$1,396	$—	$1,396	$—
Mutual funds	Recurring	$13,435	$13,435	$—	$—

Estimated Fair Value of Debt
The estimated fair value of debt at September 30, 2026 consists of the Senior Notes and the Convertible Notes (see Note 9 to the Condensed Consolidated Financial Statements). The fair value of the Senior Notes and Convertible Notes are based upon third party pricing sources, which generally do not represent daily market activity or represent data obtained from an exchange, and are classified as Level 2. The interest rates on the Company’s borrowings under the Revolving Credit Agreement are adjusted regularly to reflect current market rates and thus carrying value approximates fair value for any borrowings.
The Company’s carrying and estimated fair value of debt at September 30, 2026 and December 31, 2025 were as follows (in thousands):

	September 30, 2026				December 31, 2025
	Carrying Value	Fair Value			Carrying Value	Fair Value
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Instrument
Senior Notes	$398,407	$—	$371,515	$—	$397,852	$—	$370,003	$—
Convertible Notes	141,850	—	142,296	—	—	—	—	—
Revolving Credit Agreement	—	—	—	—	45,000	—	45,000	—
	$540,257	$—	$513,811	$—	$442,852	$—	$415,003	$—
The fair value of debt is based on third party pricing sources for disclosure purposes only. Unrealized gains or losses are not recognized in the financial statements, since long-term debt is presented at carrying value, net of unamortized premium or discount and unamortized deferred financing costs in the condensed consolidated financial statements.

14. COMMITMENTS AND CONTINGENCIES
Litigation
As of September 30, 2026, the Company was named as a defendant or was otherwise involved in numerous legal proceedings and governmental examinations, including class action lawsuits, in connection with the conduct of its business activities, in various jurisdictions, both in the United States and internationally. Accrual for losses have been recorded in accordance with GAAP. Based on the information currently available, management does not believe that existing proceedings and investigations will have a material impact on our consolidated financial condition or liquidity if determined in a manner adverse to the Company except as otherwise described below. However, such matters are unpredictable, and we could incur judgments or enter into settlements for current or future claims that could materially and adversely affect our financial statements. Costs associated with the litigation and settlements of legal matters are reported within General and administrative expenses in the Condensed Consolidated Statements of Operations.
Guarantees and Indemnifications
On February 26, 2026, the Company completed a sale transaction for dry van trailers with McKinney Vehicle Services, Inc. As part of the transaction, FreightVana Logistics, Inc. ("FreightVana"), leased back the equipment from McKinney Vehicle Services, Inc. for six years, supported by a 24-month limited guaranty from the Company. The $6.7 million proceeds reflected the standalone fair value of the assets sold and no allocation was made for the guaranty. The estimated $0.5 million fair value of the guaranty was expensed to General and administrative expenses in the Condensed Consolidated Statements of Operations during the first quarter of 2026.

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
On November 13, 2019, the Company received a notice that it was considered one of several PRPs by the Indiana Department of Environmental Management (“IDEM”) under CERCLA and state law related to substances found in soil and groundwater at a property located at 817 South Earl Avenue, Lafayette, Indiana (the “Site”). The Company has never owned or operated the Site, but the Site is near certain of the Company’s owned properties. In 2020, the Company agreed to implement a limited work plan to further investigate the source of the contamination at the Site and worked with IDEM and other PRPs to finalize the terms of the work plan. The Company submitted its initial site investigation report to IDEM during the third quarter of 2020, indicating that the data collected by the Company’s consultant confirmed that the Company’s properties are not the source of contamination at the Site. In December 2021, after completing further groundwater sampling work, the Company submitted to IDEM a supplemental written report, which again stated that the Company is not a responsible party and the Company’s properties are not a source of any contamination. In June 2022, the Company and other PRPs finalized Work Plan Addendum No. 3, which provided for additional groundwater sampling on another PRP property. The Company completed all additional sampling and submitted supplemental reports to IDEM as of the first quarter of 2024. All available information and reports establish there is no source of any contamination on the Company’s owned properties. As of September 30, 2026, based on the information available, the Company does not expect this matter to have a material adverse effect on its financial condition or results of operations.
On December 1, 2025, the Company received a notice that it was considered one of several PRP’s by the Environmental Protection Agency (“EPA”) under CERCLA pertaining to the Motorola, Inc. 52nd Street Superfund Site in Maricopa, Arizona. The Superfund Site is divided into three operable units (“OUs”). The EPA’s allegation that the Company was a PRP arises out of the Company’s acquisition of a former branch facility located approximately five miles from the original Superfund Site. The Company acquired this facility in 1997, operated the facility until 2000, and sold the facility to a third party in 2002. In June 2010, the Company was contacted by the Roosevelt Irrigation District (“RID”) informing it that the Arizona Department of Environmental Quality (“ADEQ”) had approved a remediation plan in excess of $100 million for the RID portion of the Superfund Site, and demanded that the Company contribute to the cost of the plan or be named as a defendant in a CERCLA action to be filed in July 2010. The Company initiated settlement discussions with the RID and the ADEQ in July 2010 to provide a full release from the RID, and a covenant not-to-sue and contribution protection regarding the former branch property from the ADEQ, in exchange for payment from the Company. In May 2016, the Company, the ADEQ and the RID executed the originally proposed settlement agreements and, following a statutorily required 30-day public comment period, the settlement agreements were finalized and the Company paid $0.2 million, which had been accrued by the Company since 2010. ADEQ is the lead agency for OU1 and OU2 of the Superfund Site, while EPA is the lead agency for OU3. In October 2025, EPA finalized a Record of Decision for a final remedy for OU3, in which it approved a remediation plan for targeted in-situ injection and monitored attenuation, with an estimated cost of $12.9 million as to all relevant parties. As of September 30, 2026, based on the information available, the Company does not expect this matter to have a material adverse effect on its financial condition or results of operations.

Chassis Converter Pool Agreements
The Company obtains vehicle chassis for its specialized vehicle products directly from the chassis manufacturers under converter pool agreements. Chassis are obtained from the manufacturers based on orders from customers, and in some cases, for unallocated orders. The agreements generally state that the manufacturer will provide a supply of chassis to be maintained at the Company’s facilities with the condition that we will store such chassis and will not move, sell, or otherwise dispose of such chassis except under the terms of the agreement. In addition, the manufacturer typically retains the sole authority to authorize commencement of work on the chassis and to make certain other decisions with respect to the chassis including the terms and pricing of sales of the chassis to the manufacturer’s dealers. The manufacturer also does not transfer the certificate of origin to the Company nor permit the Company to sell or transfer the chassis to anyone other than the manufacturer (for ultimate resale to a dealer). Although the Company is party to related finance agreements with manufacturers, the Company has not historically settled, nor expects to in the future settle, any related obligations in cash. Instead, the obligation is settled by the manufacturer upon reassignment of the chassis to an accepted dealer, and the dealer is invoiced for the chassis by the manufacturer. Accordingly, as of September 30, 2026, the Company’s outstanding chassis converter pool with the manufacturer totaled $21.7 million and has included this financing agreement on the Company’s Condensed Consolidated Balance Sheets within Other accrued liabilities. Typically, chassis are converted and delivered to customers within 90 days of the receipt of the chassis by the Company.

15. NET (LOSS) INCOME PER COMMON SHARE
Basic net (loss) income per common share is calculated based on the weighted average number of common shares outstanding during the period, including vested shares deferred under our non-qualified deferred compensation plan. Diluted net (loss) income per common share gives effect to all potentially dilutive common shares outstanding during the period. The dilutive effect of share-based compensation awards is calculated using the treasury stock method, as applicable, and the dilutive effect of the Company’s Convertible Notes is calculated using the if-converted method. Under the if-converted method, the Convertible Notes are assumed to have been converted at the beginning of the reporting period or, if later, on the date of issuance, and the denominator is increased by the weighted average number of common shares issuable upon conversion. The numerator is adjusted to add back interest expense recognized on the Convertible Notes, including amortization of debt issuance costs, net of the related income tax effect. Potential common shares are included in diluted net (loss) income per common share only when their effect is dilutive. The calculation of basic and diluted net (loss) income attributable to common stockholders per common share is determined using net (loss) income attributable to common stockholders, as adjusted for diluted net (loss) income per common share when applicable, and the number of shares included in the denominator as shown below (in thousands, except per share amounts).
Because the Company reported a net loss, 789,859 and 541,405 incremental shares related to share-based compensation awards were excluded from the computation of diluted net loss per common share for the three and nine months ended September 30, 2026, respectively, as including them would have reduced loss per share. Separately, 35,814 and 507,848 shares related to share-based compensation awards were excluded from the computation of diluted net loss per common share for the three and nine months ended September 30, 2026, respectively, because those awards were independently antidilutive under the treasury stock method. For the three and nine months ended September 30, 2025, 304,077 and 452,177 shares, respectively, were excluded from the computation of diluted net income per common share because those awards were independently antidilutive under the treasury stock method.
In addition, 7,106,621 and 2,394,905 weighted average shares issuable upon assumed conversion of the Convertible Notes were excluded from diluted net loss per common share for the three and nine months ended September 30, 2026, respectively, because the Company reported a net loss and their inclusion would have reduced loss per share.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Basic net (loss) income attributable to common stockholders per share:
Net (loss) income attributable to common stockholders	$(20,748)	$39,977	$(88,810)	$261,329
Weighted average common shares outstanding	40,991	40,928	40,883	41,795
Basic net (loss) income attributable to common stockholders per share	$(0.51)	$0.98	$(2.17)	$6.25

Diluted net (loss) income attributable to common stockholders per share:
Net (loss) income attributable to common stockholders	$(20,748)	$39,977	$(88,810)	$261,329

Weighted average common shares outstanding	40,991	40,928	40,883	41,795
Dilutive stock options and restricted stock	—	242	—	219
Diluted weighted average common shares outstanding	40,991	41,170	40,883	42,014
Diluted net (loss) income attributable to common stockholders per share	$(0.51)	$0.97	$(2.17)	$6.22

16. STOCK-BASED COMPENSATION
The Company recognizes all share-based payments based upon their grant date fair value. The Company grants restricted stock units subject to specific service, performance, and/or market conditions. The Company’s policy is to recognize expense for awards that have service conditions only subject to graded vesting using the straight-line attribution method. In addition, the Company’s policy is to estimate expected forfeitures on share-based awards. The fair value of service and performance-based units is based on the market price of a share of underlying common stock at the date of grant. The fair values of the awards that contain market conditions are estimated using a Monte Carlo simulation approach in a risk-neutral framework to model future stock price movements based upon historical volatility, risk-free rates of return, and correlation matrix. The amount of compensation costs related to restricted stock units and performance units not yet recognized, excluding estimated forfeitures, was $12.7 million at September 30, 2026, for which the expense will be recognized through 2029.

17. STOCKHOLDERS’ EQUITY
Share Repurchase Program
On February 15, 2024, the Company announced that the Board of Directors approved the repurchase of an additional $150 million in shares of common stock over a three year period. This authorization was an increase to the previous $150 million repurchase program approved in August 2021 and the previous $100 million repurchase programs approved in November 2018, February 2017, and February 2016. The repurchase program is set to expire in February 2027. Stock repurchases under this program may be made in the open market or in private transactions at times and in amounts determined by the Company. As of September 30, 2026, $93.2 million remained available under the program.
Common and Preferred Stock
The Board of Directors has the authority to issue common and unclassed preferred stock of up to 200 million shares and 25 million shares, respectively, with par value of $0.01 per share, as well as to fix dividends, voting and conversion rights, redemption provisions, liquidation preferences, and other rights and restrictions.

Accumulated Other Comprehensive Income (Loss)
Changes in AOCI by component, net of tax, for the nine months ended September 30, 2026 are summarized as follows (in thousands):

	Foreign Currency Translation	Derivative Instruments	Total
Balances at December 31, 2025	$(1,237)	$839	$(398)
Net unrealized (losses) gains arising during the period(a)	(315)	1,757	1,442
Less: Net realized gains reclassified to net loss (b)	—	789	789
Net change during the period	(315)	968	653
Balances at March 31, 2026	(1,552)	1,807	255
Net unrealized gains (losses) arising during the period(c)	446	(3,203)	(2,757)
Less: Net realized gains reclassified to net loss (d)	—	1,138	1,138
Net change during the period	446	(4,341)	(3,895)
Balances at June 30, 2026	(1,106)	(2,534)	(3,640)
Net unrealized losses arising during the period(e)	(344)	(526)	(870)
Less: Net realized losses reclassified to net loss(f)	—	(1,189)	(1,189)
Net change during the period	(344)	663	319
Balances at September 30, 2026	$(1,450)	$(1,871)	$(3,321)
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
(e) Derivative instruments net of $0.2 million of tax benefit for the three months ended September 30, 2026.
(f) Derivative instruments net of $0.3 million of tax benefit for the three months ended September 30, 2026.

Changes in AOCI by component, net of tax, for the nine months ended September 30, 2025 are summarized as follows (in thousands):

	Foreign Currency Translation	Derivative Instruments	Total
Balances at December 31, 2024	$(2,999)	$(230)	$(3,229)
Net unrealized gains arising during the period(g)	167	409	576
Less: Net realized losses reclassified to net loss(h)	—	(203)	(203)
Net change during the period	167	612	779
Balances at March 31, 2025	(2,832)	382	(2,450)
Net unrealized gains arising during the period(i)	1,180	1,396	2,576
Less: Net realized gains reclassified to net income(j)	—	328	328
Net change during the period	1,180	1,068	2,248
Balances at June 30, 2025	(1,652)	1,450	(202)
Net unrealized gains arising during the period (k)	305	508	813
Less: Net realized gains reclassified to net income (l)	—	1,076	1,076
Net change during the period	305	(568)	(263)
Balances at September 30, 2025	$(1,347)	$882	$(465)
—————————
(g) Derivative instruments net of $0.1 million of tax liability for the three months ended March 31, 2025.
(h) Derivative instruments net of $0.1 million of tax benefit for the three months ended March 31, 2025.
(i) Derivative instruments net of $0.5 million of tax liability for the three months ended June 30, 2025.
(j) Derivative instruments net of $0.1 million of tax liability for the three months ended June 30, 2025.
(k) Derivative instruments net of $0.2 million of tax liability for the three months ended September 30, 2025.
(l) Derivative instruments net of $0.4 million of tax liability for the three months ended September 30, 2025.

18. INCOME TAXES
For the three and nine months ended September 30, 2026, the Company recognized income tax benefits of $6.2 million and $28.1 million, respectively compared to income tax expenses of $11.6 million and $87.0 million, respectively for the same periods in the prior year. The effective tax rates for the three and nine month periods of 2026 were 23.5% and 24.2%, respectively. For the same periods in 2025, the effective tax rates were 22.5% and 25.0%, respectively. The effective tax rates for both 2026 and 2025 differ from the U.S. Federal statutory rate of 21% primarily due to the impact of state taxes.
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

▪Parts & Services (“P&S”): The P&S segment comprises the Company’s Parts and Services business, as well as the Upfitting Solutions and Services business (a component of our Truck Bodies business). Additionally, the Company’s Composites business, which focuses on the use of DuraPlate® composite panels beyond the semi-trailer market, is also part of the P&S segment. This segment also includes the Wabash Parts LLC entity, which we created with our partner as further described in Note 6 to the Condensed Consolidated Financial Statements. The Company’s Linq Venture Holdings LLC and Trailers as a Service (TaaS)SM initiatives, which combine our market-leading trailer products with emerging capabilities like parts distribution and a growing maintenance and repair network to provide a valuable suite of services to our customers, are included in the P&S segment as well. Finally, the P&S segment includes the Company’s Engineered Products business, which manufactures stainless-steel storage tanks and silos, mixers and processors for a variety of end markets. Growing and expanding the Parts and Services offerings continues to be a key strategic initiative for the Company.
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

Reportable segment information is as follows (in thousands):

Three Months Ended September 30, 2026	Transportation Solutions	Parts & Services	Corporate and Eliminations	Consolidated
Net sales
External customers	$407,399	$69,009	$—	$476,408
Intersegment sales	461	347	(808)	—
Total net sales	407,860	69,356	(808)	476,408
Cost of sales	403,852	58,489	(808)	461,533
Gross profit	4,008	10,867	—	14,875
Other operating expenses (1)	11,549	5,111	18,241	34,901
(Loss) income from operations	$(7,541)	$5,756	$(18,241)	$(20,026)
Depreciation and amortization	$10,481	$1,915	$1,208	$13,604

Three Months Ended September 30, 2025	Transportation Solutions	Parts & Services	Corporate and Eliminations	Consolidated
Net sales
External customers	$320,932	$60,663	$—	$381,595
Intersegment sales	13,542	301	(13,843)	—
Total net sales	334,474	60,964	(13,843)	381,595
Cost of sales	329,397	50,333	(13,843)	365,887
Gross profit	5,077	10,631	—	15,708
Other operating expenses (1)	18,193	4,010	(64,141)	(41,938)
(Loss) income from operations	$(13,116)	$6,621	$64,141	$57,646
Depreciation and amortization	$12,299	$1,132	$1,179	$14,610

Nine Months Ended September 30, 2026	Transportation Solutions	Parts & Services	Corporate and Eliminations	Consolidated
Net sales
External customers	$1,011,002	$185,876	$—	$1,196,878
Intersegment sales	1,688	936	(2,624)	—
Total net sales	1,012,690	186,812	(2,624)	1,196,878
Cost of sales	1,018,212	161,661	(2,624)	1,177,249
Gross (loss) profit	(5,522)	25,151	—	19,629
Other operating expenses (1)	53,269	9,627	54,413	117,309
(Loss) income from operations	$(58,791)	$15,524	$(54,413)	$(97,680)
Depreciation and amortization	$32,548	$6,167	$3,528	$42,243

Nine Months Ended September 30, 2025	Transportation Solutions	Parts & Services	Corporate and Eliminations	Consolidated
Net sales
External customers	$1,049,332	$171,969	$—	$1,221,301
Intersegment sales	32,159	694	(32,853)	—
Total net sales	1,081,491	172,663	(32,853)	1,221,301
Cost of sales	1,039,400	138,643	(32,853)	1,145,190
Gross profit	42,091	34,020	—	76,111
Other operating expenses (1)	52,487	11,429	(355,251)	(291,335)
(Loss) income from operations	$(10,396)	$22,591	$355,251	$367,446
Depreciation and amortization	$36,689	$3,561	$3,462	$43,712
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

b.  Product Information
The Company offers products primarily in four general categories: (1) new trailers, (2) used trailers, (3) components, parts and services, and (4) equipment and other (which includes truck bodies). The following table sets forth the major product categories and their percentage of consolidated net sales (dollars in thousands):

Three Months Ended September 30, 2026	Transportation Solutions	Parts & Services	Eliminations	Consolidated
New trailers	$363,426	$—	$(453)	$362,973	76.2%
Used trailers	—	1,952	—	1,952	0.4%
Components, parts and services	—	31,443	—	31,443	6.6%
Equipment and other	44,434	35,961	(355)	80,040	16.8%
Total net sales	$407,860	$69,356	$(808)	$476,408	100.0%

Three Months Ended September 30, 2025	Transportation Solutions	Parts & Services	Eliminations	Consolidated
New trailers	$259,038	$—	$(13,473)	$245,565	64.4%
Used trailers	—	929	—	929	0.2%
Components, parts and services	—	32,584	—	32,584	8.5%
Equipment and other	75,436	27,451	(370)	102,517	26.9%
Total net sales	$334,474	$60,964	$(13,843)	$381,595	100.0%

Nine Months Ended September 30, 2026	Transportation Solutions	Parts & Services	Eliminations	Consolidated
New trailers	$886,389	$—	$(1,432)	$884,957	73.9%
Used trailers	—	4,792	—	4,792	0.4%
Components, parts and services	—	97,067	—	97,067	8.1%
Equipment and other	126,301	84,953	(1,192)	210,062	17.6%
Total net sales	$1,012,690	$186,812	$(2,624)	$1,196,878	100.0%

Nine Months Ended September 30, 2025	Transportation Solutions	Parts & Services	Eliminations	Consolidated
New trailers	$823,014	$—	$(31,914)	$791,100	64.8%
Used trailers	—	3,549	—	3,549	0.3%
Components, parts and services	—	96,841	—	96,841	7.9%
Equipment and other	258,477	72,273	(939)	329,811	27.0%
Total net sales	$1,081,491	$172,663	$(32,853)	$1,221,301	100.0%

20. DIVESTITURES OF PROPERTY, PLANT, AND EQUIPMENT AND REVENUE GENERATING ASSETS
During the three months ended September 30, 2026, the Company completed the sale of its Goshen, Indiana manufacturing facility for gross proceeds of approximately $17.8 million and recognized a gain of approximately $7.5 million. The sale followed the Company’s January 2026 announcement and initiation of a plan to idle the Goshen facility as part of actions expected to reduce fixed costs. Approximately $7.4 million of the gain on sale was attributable to the Company’s Transportation Solutions operating segment while the remaining insignificant amount was attributable to the Parts & Services operating segment. During the first six months of 2026, in addition to the sale of dry van trailers to McKinney Vehicle Services, Inc. described in Note 14 to the Condensed Consolidated Financial Statements, the Company sold other property, plant, and equipment and revenue generating assets for aggregate proceeds of approximately $21.9 million and recognized aggregate net gains of approximately $1.9 million. The net gains recognized on these transactions are included in Impairment and other, net in the Condensed Consolidated Statements of Operations.
There were no material sales of property, plant, and equipment and revenue generating assets during the three and nine month periods ended September 30, 2025.

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
▪unfairly traded imports of van-type trailers and subassemblies and the ineffective implementation or enforcement of available trade remedies;
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

Results of Operations
Three Months Ended September 30, 2026 Compared with the Three Months Ended September 30, 2025
Net Sales
Net sales in the third quarter of 2026, increased $94.8 million, or 24.8%, compared to the third quarter of 2025. By business segment, prior to the elimination of intercompany sales, sales and related units sold were as follows (dollars in thousands):

	Three Months Ended September 30,		Change
	2026	2025	Amount	%
	(prior to elimination of intersegment sales)
Sales by Segment
Transportation Solutions	$407,860	$334,474	$73,386	21.9%
Parts & Services	69,356	60,964	8,392	13.8%
Eliminations	(808)	(13,843)	13,035
Total	$476,408	$381,595	$94,813	24.8%

New Units Shipped	(units)
Trailers(1)	9,563	6,675	2,888	43.3%
Truck bodies	1,685	3,067	(1,382)	(45.1%)
Total	11,248	9,742	1,506	15.5%

Used Units Shipped	(units)
Trailers	39	20	19	95.0%
—————————
(1) Trailer shipments do not include converter dollies for any period presented.

TS segment sales, prior to the elimination of intersegment sales, were $407.9 million for the third quarter of 2026, an increase of $73.4 million, or 21.9%, compared to the third quarter of 2025. New trailers shipped during the third quarter of 2026 totaled 9,563 trailers compared to 6,675 trailers in the prior year period, an increase of 43.3%, which was primarily driven by higher dry van and platform shipments partially offset by lower tank trailer shipments. New truck bodies shipped during the third quarter of 2026 totaled 1,685 truck bodies compared to 3,067 truck bodies in the prior year period, a decrease of 45.1% attributable to continued softened demand. The growth in revenue from new trailer shipments outpaced the reduction in revenue from lower truck body shipments.
P&S segment sales, prior to the elimination of intersegment sales, were $69.4 million for the third quarter of 2026, an increase of $8.4 million, or 13.8%, compared to the third quarter of 2025. The overall increase in sales for this segment was primarily due to higher sales within our upfit and services businesses of approximately $9.1 million and Process Systems of approximately $1.6 million, partially offset by lower sales within our Aftermarket Parts business of $1.8 million due to decreased demand.
Cost of Sales
Cost of sales was $461.5 million in the third quarter of 2026, an increase of $95.6 million, or 26.1%, compared to the prior year period. Cost of sales is comprised of material costs, a variable expense, and other manufacturing costs, comprised of both fixed and variable expenses, including direct and indirect labor, outbound freight, overhead expenses, and depreciation.
TS segment cost of sales was $403.9 million in the third quarter of 2026, an increase of $74.5 million, or 22.6%, compared to the prior year period. The increase in cost of sales was primarily attributable to increases of approximately $76.7 million in material costs and $4.9 million in labor costs, as well as other production-readiness costs. A portion of the increase in labor costs, together with other production-readiness costs, reflected activities undertaken to prepare our dry van operations for higher anticipated production levels in 2027, including certain activities accelerated into 2026 from early 2027. These increases were partially offset by decreases in other manufacturing costs, including approximately $1.6 million in depreciation expense, $1.1 million in general insurance expense, $0.5 million in operating supplies expense, and $0.4 million in utilities expense.

P&S segment cost of sales was $58.5 million in the third quarter of 2026, an increase of $8.2 million, or 16.2%, compared to the prior year period. The increase was primarily attributable to approximately $6.5 million of higher material costs associated with increased sales. Cost of sales also increased due to an increase of $0.4 million in leases, $0.3 million in depreciation, and $0.3 million in maintenance and repair expenses. These increases, as well as other start-up costs, were largely associated with integrating new locations and expanding our Parts & Services network.
Gross Profit
Gross profit was $14.9 million in the third quarter of 2026, a decrease of $0.8 million from the prior year period. Gross profit as a percentage of net sales was 3.1% for the third quarter of 2026, compared to 4.1% for the same period in 2025. Gross profit by segment was as follows (dollars in thousands):

	Three Months Ended September 30,		Change
	2026	2025	Amount	%
Gross Profit by Segment
Transportation Solutions	$4,008	$5,077	$(1,069)	(21.1%)
Parts & Services	10,867	10,631	236	2.2%
Total	$14,875	$15,708	$(833)	(5.3%)
TS segment gross profit was $4.0 million for the third quarter of 2026 compared to $5.1 million for the third quarter of 2025. Gross profit, prior to the elimination of intersegment sales, as a percentage of net sales, was 1.0% in the third quarter of 2026 compared to 1.5% in the comparative 2025 period. The decrease in gross profit despite higher revenue was primarily attributable to lower trailer and truck body profitability resulting from unfavorable material costs and higher manufacturing costs, including labor and overhead. Truck body profitability was affected by unfavorable customer mix and manufacturing inefficiencies associated with low production volumes. In addition, during the third quarter of 2026, we incurred labor, onboarding, and other production-readiness costs to prepare our dry van operations for higher anticipated production levels in 2027. These activities were accelerated into 2026 from early 2027 and included increasing our hourly workforce and preparing additional production shifts.
P&S segment gross profit was $10.9 million for the third quarter of 2026 compared to $10.6 million for the third quarter of 2025. Gross profit, prior to the elimination of intersegment sales, as a percentage of net sales, was 15.7% in the third quarter of 2026 compared to 17.4% in the 2025 period. The decrease in gross margin was primarily attributable to higher material costs, as well as higher lease, depreciation, maintenance and repair, and other start-up costs associated with integrating new locations and expanding our Parts & Services network. These costs increased at a greater rate than sales during the quarter.
General and Administrative Expenses
General and administrative expenses for the third quarter of 2026 increased $82.9 million, or 164.0%, from the prior year period. The increase from the prior year period was driven by the third quarter of 2025 impacts of Eileen Williams, Elizabeth Perkins, et al. v. Wabash National Corporation, et al., filed in the Circuit Court of the City of St. Louis, Missouri. Additionally, there were increases in maintenance and repair costs of $1.4 million, as well as outside services and professional fees of $0.4 million. Partially offsetting these increases was a $0.1 million reduction in employee-related costs, including incentive and benefit programs. As a percentage of net sales, general and administrative expenses were 6.8% for the third quarter of 2026 compared to (13.2)% for the third quarter of 2025. The overall increase in general and administrative expenses as a percentage of net sales was primarily attributable to the increased expenses in the current year period described above.
Selling Expenses
Selling expenses for the third quarter of 2026 increased $1.3 million compared to the prior year period. The increase was primarily attributable to an increase in employee-related costs, including incentive and benefit programs, of approximately $0.7 million, as well as outside services and advertising & promotional expenses totaling approximately $0.3 million. As a percentage of net sales, selling expenses were 1.4% for the third quarter of 2026 compared to 1.5% for the third quarter of 2025. The overall decrease in selling expenses as a percentage of net sales was primarily attributable to the increase in sales.
Amortization of Intangibles
Amortization of intangibles was $2.7 million during the third quarter of 2026 compared to $2.8 million in the prior year period. Amortization of intangibles was the result of expenses recognized for intangible assets recorded from previous acquisitions. The insignificant decrease from the prior year period is related to continued amortization of certain intangible assets recorded upon the acquisition of Supreme in September 2017.

Impairment and Other, Net
Impairment and other, net was a $7.0 million gain during the third quarter of 2026 compared to an insignificant loss during the prior year period. Activity during the current year period primarily relates to the gain on sale of our Goshen, Indiana manufacturing facility of approximately $7.5 million, which is further described in Note 20 to our Condensed Consolidated Financial Statements.
Other Income (Expense)
Interest expense totaled $7.0 million during the third quarter of 2026 and $5.4 million during the third quarter of 2025. Interest expense relates to interest and non-cash accretion charges on our Senior Notes, Revolving Credit Agreement, and Convertible Notes. The increase from the prior year period is primarily attributable to interest and non-cash accretion charges on our Convertible Notes, which were issued during the third quarter of 2026 as further described in Note 9 to our Condensed Consolidated Financial Statements.
Other, net for the third quarter of 2026 was income of $0.3 million compared to income of $1.2 million during the prior year period. Activity for the current and prior year periods primarily relates to interest income.
Income Taxes
We recognized an income tax benefit of $6.2 million in the third quarter of 2026 compared to income tax expense of $11.6 million for the same period in the prior year. The effective tax rate for this period was 23.5% compared to a rate of 22.5% for the same period in the prior year. The effective tax rates for each of the third quarters of 2026 and 2025 differ from the U.S. Federal statutory rate of 21% primarily due to the impact of state taxes.
Nine Months Ended September 30, 2026 Compared with the Nine Months Ended September 30, 2025
Net Sales
Net sales in the first nine months of 2026 decreased $24.4 million, or 2.0%, compared to the first nine months of 2025. By business segment, prior to the elimination of intercompany sales, sales and related units sold were as follows (dollars in thousands):

	Nine Months Ended September 30,		Change
	2026	2025	Amount	%
	(prior to elimination of intersegment sales)
Sales by Segment
Transportation Solutions	$1,012,690	$1,081,491	$(68,801)	(6.4%)
Parts & Services	186,812	172,663	14,149	8.2%
Eliminations	(2,624)	(32,853)	30,229
Total	$1,196,878	$1,221,301	$(24,423)	(2.0%)

New Units Shipped	(units)
Trailers(1)	23,233	20,495	2,738	13.4%
Truck bodies	4,592	9,253	(4,661)	(50.4%)
Total	27,825	29,748	(1,923)	(6.5%)

Used Units Shipped	(units)
Trailers	109	85	24	28.2%
—————————
(1) Trailer shipments do not include converter dollies for any period presented.
TS segment sales, prior to the elimination of intersegment sales, were $1,012.7 million for the first nine months of 2026, a decrease of $68.8 million, or 6.4%, compared to the first nine months of 2025. New trailers shipped during the first nine months of 2026 totaled 23,233 trailers compared to 20,495 trailers in the prior year period, an increase of 13.4%, which was primarily driven by higher dry van and platform shipments, partially offset by lower tank trailer shipments. New truck bodies shipped during the first nine months of 2026 totaled 4,592 truck bodies compared to 9,253 truck bodies in the prior year period, a decrease of 50.4%, primarily attributable to continued decreased demand. The decrease in revenue from lower truck body and tank trailer shipments outpaced the increase in revenue from higher new trailer shipments.

P&S segment sales, prior to the elimination of intersegment sales, were $186.8 million for the first nine months of 2026, an increase of $14.1 million, or 8.2%, compared to the first nine months of 2025. The overall increase in sales for this segment was primarily due to higher sales within our upfit and services businesses of approximately $11.5 million, Process Systems of approximately $4.5 million, and Aftermarket Parts of approximately $2.0 million. These increases were partially offset by lower sales within our Components business of $3.8 million due to decreased demand.
Cost of Sales
Cost of sales was $1,177.2 million in the first nine months of 2026, an increase of $32.1 million, or 2.8%, compared to the prior year period. Cost of sales is comprised of material costs, a variable expense, and other manufacturing costs, comprised of both fixed and variable expenses, including direct and indirect labor, outbound freight, overhead expenses, and depreciation.
TS segment cost of sales was $1,018.2 million in the first nine months of 2026, a decrease of $21.2 million, or 2.0%, compared to the prior year period. The decrease was primarily attributable to lower manufacturing and overhead costs, including decreases of approximately $18.6 million in labor and employee-related costs, $4.6 million in outside services and professional fees, $4.2 million in operating supplies, $3.4 million in depreciation expense, and $3.4 million in maintenance and repair costs. These decreases were due in part to the previously announced idling of our manufacturing facilities in Little Falls, Minnesota and Goshen, Indiana. The decreases were partially offset by approximately $33.2 million of higher material costs primarily associated with increased new trailer shipments. In addition, labor and other manufacturing costs during the third quarter of 2026 included production readiness activities undertaken to prepare our dry van operations for higher anticipated production levels in 2027, including certain activities accelerated into 2026 from early 2027.
P&S segment cost of sales was $161.7 million in the first nine months of 2026, an increase of $23.0 million, or 16.6%, compared to the prior period. The increase was primarily attributable to higher sales, including approximately $14.6 million of higher material costs. Cost of sales also increased due to an increase of $3.8 million in labor and employee-related costs, $2.2 million in leases, $1.3 million in depreciation, and $0.9 million in maintenance and repair expenses. These increases, as well as other start-up costs, were largely associated with integrating new locations and expanding our Parts & Services network.
Gross Profit
Gross profit was $19.6 million in the first nine months of 2026, a decrease of $56.5 million from the prior year period. Gross profit as a percentage of net sales was 1.6% for the nine months of 2026, compared to 6.2% for the same period in 2025. Gross profit by segment was as follows (dollars in thousands):

	Nine Months Ended September 30,		Change
	2026	2025	Amount	%
Gross Profit by Segment
Transportation Solutions	$(5,522)	$42,091	$(47,613)	(113.1%)
Parts & Services	25,151	34,020	(8,869)	(26.1%)
Total	$19,629	$76,111	$(56,482)	(74.2%)
TS segment gross profit was $(5.5) million for the first nine months of 2026 compared to $42.1 million for the first nine months of 2025. Gross profit, prior to the elimination of intersegment sales, as a percentage of net sales, was (0.5)% in the first nine months of 2026 compared to 3.9% in the comparative 2025 period. The overall decrease in gross profit was primarily attributable to lower trailer and truck-body profitability resulting from unfavorable material costs and higher manufacturing costs, including labor and overhead. The decrease also reflected labor and other production readiness costs incurred during the third quarter of 2026 to prepare our dry van operations for higher anticipated production levels in 2027, including certain activities accelerated into 2026 from early 2027.
P&S segment gross profit was $25.2 million for the first nine months of 2026 compared to $34.0 million for the first nine months of 2025. Gross profit, prior to the elimination of intersegment sales, as a percentage of net sales, was 13.5% in the first nine months of 2026 compared to 19.7% in the 2025 period. The decrease in gross profit and gross margin was primarily attributable to lower Components profitability and higher material costs across our businesses. Gross margin was also affected by higher lease expense and other overhead and start-up costs associated with integrating new locations and expanding our Parts & Services network. These costs increased at a greater rate than sales during the period.

General and Administrative Expenses
General and administrative expenses for the first nine months of 2026 increased $415.0 million, or 130.4%, from the prior year period. The increase from the prior year period was driven by the impacts of Eileen Williams, Elizabeth Perkins, et al. v. Wabash National Corporation, et al., filed in the Circuit Court of the City of St. Louis, Missouri (the “Product Liability Matter”). In addition, there was an increase in maintenance and repair expenses and professional fees totalling $3.8 million, primarily related to strategic growth programs. Partially offsetting these increases was a $2.7 million reduction in employee-related costs, including incentive and benefit programs. As a percentage of net sales, general and administrative expenses were 8.1% for the first nine months of 2026 compared to (26.1)% for the first nine months of 2025.
Selling Expenses
Selling expenses were $20.9 million in the first nine months of 2026, an increase of $2.6 million, or 14.2%, compared to the prior year period. The increase was primarily attributable to an increase in employee-related costs, including incentive and benefit programs, of approximately $1.4 million, and advertising & promotional expenses of approximately $0.5 million. As a percentage of net sales, selling expenses were 1.7% for the first nine months of 2026 compared to 1.5% for the first nine months of 2025. The increase in selling expenses as a percentage of net sales was due to the increases described above.
Amortization of Intangibles
Amortization of intangibles was $8.0 million for the first nine months of 2026 compared to $8.4 million during the first nine months of 2025. Amortization of intangibles was the result of expenses recognized for intangible assets recorded from previous acquisitions. The decrease from the prior year period is related to continued amortization of certain intangible assets recorded upon the acquisition of Supreme in September 2017.
Impairment and Other, Net
Impairment and other, net was an $8.4 million gain for the nine month period ended September 30, 2026, compared to an insignificant loss in the prior year period. Activity during the current year period primarily relates to the gain on sale of our Goshen, Indiana manufacturing facility of approximately $7.5 million as well as other gains related to the sale of property, plant, and equipment and revenue generating assets. These sales and related gains are further described in Note 20 to our Condensed Consolidated Financial Statements.
Other Income (Expense)
Interest expense totaled $19.8 million during the first nine months of 2026 compared to $15.7 million in the prior year period. Interest expense relates to interest and non-cash accretion charges on our Senior Notes, Revolving Credit Agreement, and Convertible Notes. The increase from the prior year period is primarily attributable to a higher average outstanding balance under our Revolving Credit Agreement. In addition, the increase is due to interest and non-cash accretion charges on our Convertible Notes, which were issued during the third quarter of 2026 as further described in Note 9 to our Condensed Consolidated Financial Statements.
Other, net for the first nine months of 2026 represented income of $1.0 million compared to income of $2.8 million for the prior year period. Income for the current and prior year periods primarily relates to interest income.
Income Taxes
We recognized an income tax benefit of $28.1 million in the first nine months of 2026 compared to income tax expense of $87.0 million for the same period in the prior year. The effective tax rate for this period and the prior year period was 24.2% and 25.0%, respectively. For the first nine months of both 2026 and 2025, the effective tax rates differ from the U.S. Federal statutory rate of 21% primarily due to the impact of state taxes. Net cash refunds for income taxes during the first nine months of 2026 were $9.7 million compared to net cash refunds of $0.3 million during the first nine months of 2025. The net cash refunds during the first nine months of 2026 and 2025 were due to the timing of federal refunds from previously filed tax returns.
Liquidity and Capital Resources
Capital Structure
Our capital structure is comprised of a mix of debt and equity. As of September 30, 2026, our debt-to-equity ratio was approximately 2.0:1.0. Our long-term objective is to generate operating cash flows sufficient to support the growth of our business and increase shareholder value. We intend to pursue this objective through a balanced capital allocation strategy focused on maintaining liquidity and financial flexibility, managing leverage, investing in the business organically and strategically, and returning capital to shareholders. Our Board of Directors has designated a Finance Committee to assist the Board in overseeing our capital structure, financing, investment and other significant financial matters.

During the first nine months of 2026, consistent with this approach, we paid approximately $10.0 million in quarterly dividends. As further described in Note 9 to our Condensed Consolidated Financial Statements, on July 20, 2026, we completed a private offering of $150.0 million aggregate principal amount of 4.00% Convertible Notes due 2032, which included the initial purchasers’ exercise in full of their option to purchase an additional $20.0 million aggregate principal amount of notes. We used the net proceeds primarily to repay borrowings under the Revolving Credit Agreement.
In addition, as further described in Note 9 to our Condensed Consolidated Financial Statements, on August 12, 2026, we amended our Revolving Credit Agreement. The amendment reduced total revolving commitments from $350.0 million to $300.0 million and extended the scheduled maturity from September 23, 2027 to August 12, 2031, subject to certain earlier maturity provisions tied to the maturity of specified indebtedness. The amended Revolving Credit Agreement also permits us, subject to certain conditions, to increase total revolving commitments by up to an additional $175.0 million. As of September 30, 2026, there were no borrowings outstanding under the Revolving Credit Agreement.
The Convertible Notes offering, repayment of Revolving Credit Agreement borrowings, and extension of the Revolving Credit Agreement’s maturity increased our financial flexibility and extended the maturity profile of our debt. We intend to continue managing our capital structure to preserve liquidity, support our strategic priorities, and maintain flexibility to invest in profitable growth and diversification. We believe, with these actions, we are able to generate sufficient cash flows to continue to meet our obligations in the near and long-term.
Our liquidity position, defined as cash on hand and available borrowing capacity under the Revolving Credit Facility, was $277.0 million as of September 30, 2026, compared to $355.9 million at September 30, 2025 and $235.3 million at December 31, 2025, representing a decrease of 22% and an increase of 18%, respectively. The decrease in liquidity as of September 30, 2026 compared to September 30, 2025 was primarily attributable to lower available capacity on the Revolving Credit Agreement and a lower cash balance as of September 30, 2026. The increase in liquidity as of September 30, 2026 compared to December 31, 2025 was primarily attributable to a higher cash balance.
For the remainder of 2026, we expect to fund our working capital requirements and capital expenditures primarily through cash generated from operations, available cash and cash equivalents, and borrowing capacity under the Revolving Credit Agreement, as needed. We intend to maintain our assets and operational capabilities to respond to changing economic and industry conditions while maintaining financial flexibility to return capital to shareholders when appropriate. We will continue to adapt to current market conditions, preserve liquidity and financial flexibility, prioritize employee safety, and support the financial well-being of the Company.
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
The Indenture contains customary events of default, including payment defaults, breaches of covenants, failure to pay certain judgments and certain events of bankruptcy, insolvency and reorganization. If an event of default occurs and is continuing, the principal amount of the Senior Notes, plus accrued and unpaid interest, if any, may be declared immediately due and payable. These amounts automatically become due and payable if an event of default relating to certain events of bankruptcy, insolvency or reorganization occurs. As of September 30, 2026, we were in compliance with all covenants.
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
Contractual coupon interest expense and amortization of debt issuance costs for the Senior Notes for the three and nine month periods ended September 30, 2026 was $4.5 million and $0.2 million, and $13.5 million and $0.6 million, respectively. For the three and nine month periods ended September 30, 2025, Contractual coupon interest expense and amortization of debt issuance costs for the Senior Notes was $4.5 million and $0.2 million, and $13.5 million and $0.5 million, respectively. Contractual coupon interest expense and amortization of debt issuance costs for the Senior Notes are included in Interest expense in our Condensed Consolidated Statements of Operations. The estimated fair value of the Senior Notes and the related fair value hierarchy classification are included in Note 13 to our Condensed Consolidated Financial Statements.
Revolving Credit Agreement
On August 12, 2026, we entered into a Sixth Amendment to Second Amended and Restated Credit Agreement (the “Amendment”), among us, certain of our subsidiaries party thereto as loan parties, the lenders party thereto and Wells Fargo Capital Finance, LLC, as the administrative agent (the “Agent”), which amended our existing Second Amended and Restated Credit Agreement dated as of December 21, 2018 (as previously amended and as amended by the Amendment, the “Revolving Credit Agreement”).
Under the Revolving Credit Agreement, the lenders agree to make available a $300 million revolving credit facility to us and certain of our subsidiaries party to the Revolving Credit Agreement from time to time as borrowers (collectively, the “Borrowers”). We have the option to increase the total commitments under the facility by up to an additional $175 million, subject to certain conditions, including obtaining commitments from one or more lenders, whether or not party to the Revolving Credit Agreement, to provide such additional commitments. The Revolving Credit Agreement matures upon the earliest of (i) August 12, 2031, (ii) the date that is 91 days prior to the maturity of our 4.50% Senior Notes due 2028, (iii) the date that is 91 days prior to the maturity of our 4.00% Convertible Notes due 2032, and (iv) the date that is 91 days prior to the maturity of debt of any one or more of the loan parties under the Revolving Credit Agreement in an aggregate outstanding principal amount exceeding $40 million.
Availability under the Revolving Credit Agreement will be based upon borrowing base certifications of the Borrowers’ eligible inventory, eligible leasing inventory and eligible accounts receivable, and will be reduced by certain reserves in effect from time to time. Availability is also reduced by a $40 million availability block in effect until the date upon which our fixed charge coverage ratio for the 12 fiscal month periods ending as of the two most recently ended consecutive fiscal quarters is greater than 1.0 to 1.0, with the first of such two most recently ended fiscal quarters ending no earlier than December 31, 2026 (such date, the “Financial Covenant Conversion Date”), provided no event of default is in existence on such date. Subject to availability, the Revolving Credit Agreement provides for a letter of credit subfacility in the amount of $25 million and allows for swingline loans in the amount of up to $30 million.
Outstanding borrowings under the Revolving Credit Agreement will bear interest at an annual rate, at the Borrowers’ election, equal to (i) term SOFR plus a margin ranging from 1.50% to 2.00% or (ii) a base rate plus a margin ranging from 0.50% to 1.00%, in each case depending upon the monthly average excess availability under the revolving credit facility. The Borrowers are required to pay a monthly unused line fee equal to 0.20% times the average daily unused availability along with other customary fees and expenses of the Agent and the lenders.
The Revolving Credit Agreement is required to be guaranteed by certain of our subsidiaries (each a “Guarantor”) and is secured by substantially all personal property of each Borrower and Guarantor.

The Revolving Credit Agreement contains customary covenants limiting our ability and the ability of certain of our subsidiaries to, among other things, pay dividends, incur debt or liens, redeem or repurchase stock, enter into transactions with affiliates, merge, dissolve, repay subordinated indebtedness, make investments and dispose of assets. In addition, we will be required to maintain (i) prior to the Financial Covenant Conversion Date, minimum liquidity of $90 million at all times, other than with respect to a period of no more than three consecutive business days in any month, and (ii) on and after the Financial Covenant Conversion Date, a minimum fixed charge coverage ratio of not less than 1.0 to 1.0 as of the end of any period of 12 fiscal months when excess availability under the Revolving Credit Agreement (calculated without giving effect to the $40 million availability block) is less than the greater of (a) 10.0% of the lesser of (x) the total revolving commitments and (y) the borrowing base and (b) $25 million. As of September 30, 2026, we were in compliance with all covenants.
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
During the three month period ended September 30, 2026, we had payments of principal totaling $128.5 million and borrowings of principal totaling $13.5 million under the Revolving Credit Agreement. During the nine month period ended September 30, 2026, we had payments of principal totaling $246.9 million and borrowings of principal totaling $201.9 million. As of September 30, 2026, there were no amounts outstanding under the Revolving Credit Agreement.
During the three month period ended September 30, 2025, we had payments of principal totaling $15.8 million and borrowings of principal totaling $0.8 million under the Revolving Credit Agreement. During the nine month period ended September 30, 2025, we had payments of principal totaling $16.8 million and borrowings of principal totaling $41.8 million. As of September 30, 2025, there was $25.0 million outstanding under the Revolving Credit Agreement.
Interest expense under the Revolving Credit Agreement for each three and nine month periods ended September 30, 2026 was approximately $0.6 million and $4.0 million, respectively. During each three and nine month periods ended September 30, 2025, interest expense under the Revolving Credit Agreement was approximately $0.6 million and $1.5 million, respectively. Interest expense under the Revolving Credit Agreement is included in Interest expense in our Condensed Consolidated Statements of Operations.
Convertible Notes
On July 20, 2026, we completed a private unregistered offering (the “Offering”) of $130.0 million in aggregate principal amount of 4.00% Convertible Notes due 2032 (the “Initial Notes”). On July 16, 2026, the initial purchasers in the Offering exercised their option to purchase an additional $20.0 million in aggregate principal amount of our 4.00% Convertible Notes due 2032 (together with the Initial Notes, the “Convertible Notes”), bringing the total aggregate principal amount of the Convertible Notes to $150.0 million. We used the net proceeds from the Offering primarily to repay outstanding borrowings under the Revolving Credit Agreement. The Convertible Notes are guaranteed (the “Guarantees”) by each of our direct and indirect subsidiaries that guarantee our Senior Notes (the “Guarantors”). The Convertible Notes and the Guarantees are senior unsecured obligations of us and the Guarantors, respectively. The Convertible Notes and the Guarantees were issued pursuant to an Indenture, dated July 20, 2026 (the “Indenture”), among us, the Guarantors and U.S. Bank Trust Company, National Association, as trustee. The Indenture includes customary covenants and sets forth certain events of default after which the Convertible Notes may be declared immediately due and payable, as well as certain types of bankruptcy or insolvency events of default involving us after which the Convertible Notes become automatically due and payable.
The Convertible Notes bear interest at a rate of 4.00% per annum, payable semi-annually in arrears on February 1 and August 1 of each year, beginning on February 1, 2027. The Convertible Notes will mature on August 1, 2032, unless earlier converted, redeemed, or repurchased. Before May 1, 2032, noteholders may convert their Convertible Notes only upon the occurrence of specified conditions relating to the market price of the Common Stock, the trading price of the Convertible Notes, certain distributions or corporate events, or a notice of redemption. From and after May 1, 2032, noteholders may convert their Convertible Notes at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date. We will settle any conversions of the Convertible Notes by paying or delivering, as applicable, cash, shares of our common stock, par value $0.01 per share (the “Common Stock”), or a combination of cash and shares of Common Stock, at our election.

The initial conversion rate for the Convertible Notes is 59.7086 shares of Common Stock per $1,000 principal amount of Convertible Notes, which is equivalent to an initial conversion price of approximately $16.75 per share of the Common Stock. The initial conversion price of the Convertible Notes represents a premium of approximately 32.50% above the last reported sale price of the Common Stock on the New York Stock Exchange on July 15, 2026, which was $12.64 per share. The conversion rate is subject to adjustment under certain circumstances in accordance with the terms of the Indenture. Based on the initial conversion rate, the Convertible Notes are initially convertible into 8,956,290 shares of Common Stock, subject to adjustment under the Indenture. In connection with certain conversions occurring after a Make-Whole Fundamental Change or notice of redemption, the conversion rate may be increased by a specified number of additional shares, subject to an initial maximum of 11,867,085 shares. We account for the Convertible Notes as a debt liability at amortized cost. The embedded conversion option is not separately recognized because it is indexed to our Common Stock and qualifies for the derivative accounting scope exception for certain contracts in an entity’s own equity.
We may not redeem the Convertible Notes prior to August 6, 2029, except in the event of a Cleanup Redemption (as defined below). We may redeem for cash all, but not less than all, of the Convertible Notes (subject to certain limitations), at our option, on or after August 6, 2029, and on or prior to the 51st scheduled trading day immediately preceding the maturity date, if the last reported sale price of the Common Stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive), including the trading day immediately preceding the date on which we provide notice of Optional Redemption (as defined below), during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which we provide the related notice of optional redemption (such redemption, an “Optional Redemption”), at a redemption price equal to 100% of the principal amount of the Convertible Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the Optional Redemption date. In addition, we may redeem for cash all, but not less than all, of the Convertible Notes at any time at a redemption price equal to 100% of the principal amount of the Convertible Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the Cleanup Redemption date if the amount of the Convertible Notes that remains outstanding is less than 15% of the aggregate principal amount of the Convertible Notes initially issued and certain other conditions are met (such redemption, a “Cleanup Redemption”). No sinking fund is provided for the Convertible Notes, which means that we are not required to redeem or retire the Convertible Notes periodically.
As of September 30, 2026, the outstanding principal amount of the Convertible Notes was $150.0 million, unamortized debt issuance costs were approximately $8.2 million, and the net carrying amount was approximately $141.8 million. As of September 30, 2026, no Convertible Notes had been converted, no shares had been issued upon conversion, and no changes had occurred to the conversion price or other conversion terms, other than any changes resulting from standard antidilution provisions. No conversion contingencies had been met as of September 30, 2026. The estimated fair value of the Convertible Notes and the related fair value hierarchy classification are included in Note 13 to our Condensed Consolidated Financial Statements. The potential effect of the Convertible Notes on diluted net loss (income) per common share is included in Note 15 to our Condensed Consolidated Financial Statements.
For both the three and nine month periods ended September 30, 2026, contractual coupon interest expense for the Convertible Notes was $1.2 million and amortization of debt issuance costs was $0.2 million. The effective interest rate on the Convertible Notes was approximately 5.1%. Contractual coupon interest expense and amortization of debt issuance costs for the Convertible Notes are included in Interest expense in our Condensed Consolidated Statements of Operations.
Cash Flows
Cash used in operating activities for the first nine months of 2026 totaled $65.8 million, compared to providing $69.1 million during the same period in 2025. Cash used in operations during the current year was the result of net loss adjusted for various non-cash activities, including depreciation, amortization, net gain on sale of property, plant and equipment, deferred taxes, stock-based compensation, and working capital. Changes in key working capital accounts for 2026 and 2025 are summarized below (in thousands):

	Nine Months Ended September 30,
	2026	2025	Change
Source (Use) of cash:
Accounts receivable	$(78,147)	$(3,234)	$(74,913)
Inventories	(14,575)	39,320	(53,895)
Accounts payable and accrued liabilities	99,109	128,216	(29,107)
Net source of cash	$6,387	$164,302	$(157,915)

Accounts receivable increased $78.1 million in the first nine months of 2026 as compared to a $3.2 million increase in the prior year period. Days sales outstanding, a measure of working capital efficiency that measures the amount of time a receivable is outstanding, was 38 days and 35 days for the nine months ended September 30, 2026 and 2025, respectively. Inventory increased by $14.6 million during the first nine months of 2026, compared to a decrease of $39.3 million in the same 2025 period. Our inventory turns, a commonly used measure of working capital efficiency that measures how quickly inventory turns per year, was approximately 6.5 times in the period ended September 30, 2026, an increase of 0.2 times from the same 2025 period. Accounts payable and accrued liabilities increased by $99.1 million during the first nine months of 2026 compared to an increase of $128.2 million for the same period in 2025. Days payable outstanding, a measure of working capital efficiency that measures the amount of time a payable is outstanding, was 48 days for the period ended September 30, 2026 compared to 45 days for the period ended September 30, 2025.
Investing activities provided $21.5 million during the first nine months of 2026, as compared to using $74.3 million during the same period in 2025. Investing activities for the first nine months of 2026 related to $39.7 million of proceeds from the sale of assets partially offset by cash payments for capital expenditures for property, plant, and equipment of $8.9 million, $0.2 million for revenue generating assets, and an additional $6.2 million for an investment in an unconsolidated entity. Investing activities for the first nine months of 2025 related to cash payments for capital expenditures for property, plant, and equipment of $20.2 million, $40.2 million for revenue generating assets, and an additional $12.4 million for an investment in an unconsolidated entity.
Financing activities provided $81.7 million during the first nine months of 2026 as compared to using $18.6 million during the same period in 2025. Net cash provided by financing activities during the current year period primarily relates to proceeds from the issuance of the Convertible Notes of $150.0 million. These proceeds were partially offset by net repayments under our Revolving Credit Agreement of $45 million, cash dividend payments of $10.0 million, and debt issuance costs paid of $11.2 million. Net cash used by financing activities during the first nine months of 2025 primarily related to net borrowings under our Revolving Credit Agreement of $25 million, which was offset by common stock repurchases and withholdings of $33.1 million and cash dividend payments to our shareholders of $10.5 million.
As of September 30, 2026, our liquidity position, defined as cash on hand and available borrowing capacity under our Revolving Credit Agreement, amounted to $277.0 million. This represents a decrease of $78.9 million, or 22%, compared to September 30, 2025, and an increase of $41.7 million, or 18%, compared to December 31, 2025. The decrease in liquidity as of September 30, 2026 compared to September 30, 2025 was primarily attributable to lower available capacity on the Revolving Credit Agreement and a lower cash balance as of September 30, 2026. The increase as of September 30, 2026 compared to December 31, 2025 was primarily attributable to a higher cash balance as of September 30, 2026. Total debt obligations amounted to $550.0 million as of September 30, 2026.
For the remainder of 2026, we expect to fund our working capital requirements and capital expenditures through cash on hand, net cash provided by operations, and available borrowing capacity under the Revolving Credit Agreement, as needed. We intend to maintain a disciplined approach to capital allocation, including investments necessary to maintain our assets and support the business, while preserving balance sheet strength and liquidity and responsibly returning capital to shareholders. We will continue to evaluate our spending and operating plans in response to changes in market demand and broader economic and industry conditions.
Capital Expenditures
Capital spending related to property, plant, and equipment amounted to approximately $8.9 million for the first nine months of 2026. In addition, there were $0.2 million in expenditures for revenue generating assets for the first nine months of 2026.
As we complete 2026 and enter 2027, we will continue to evaluate capital expenditures in light of market conditions, expected returns and strategic priorities. Our disciplined approach to capital allocation and actions to maintain liquidity and financial flexibility position us to respond to a market recovery and support our customers as demand improves.
Goodwill
We considered whether there were any indicators of impairment during the three and nine months ended September 30, 2026, and concluded there were none.

Contractual Obligations and Commercial Commitments
A summary of payments of our contractual obligations and commercial commitments, both on and off balance sheet, as of September 30, 2026 are as follows (in thousands):

	2026	2027	2028	2029	2030	Thereafter	Total
Debt:
Revolving Credit Agreement (due 2031)	$—	$—	$—	$—	$—	$—	$—
Senior Notes (due 2028)	—	—	400,000	—	—	—	400,000
Convertible Notes (due 2032)	—	—	—	—	—	150,000	150,000
Interest payments on Revolving Credit Agreement, Senior Notes, and Convertible Notes(1)	9,000	24,183	24,000	6,000	6,000	12,000	81,183
Total debt	9,000	24,183	424,000	6,000	6,000	162,000	631,183
Other:
Operating Leases	2,924	9,777	8,182	6,415	4,434	1,962	33,694
Total other	2,924	9,777	8,182	6,415	4,434	1,962	33,694
Other commercial commitments:
Letters of Credit	5,615	—	—	—	—	—	5,615
Raw Material Purchase Commitments	44,212	11,601	—	—	—	—	55,813
Chassis Agreements and Programs	21,733	—	—	—	—	—	21,733
Total other commercial commitments	71,560	11,601	—	—	—	—	83,161
Total obligations	$83,484	$45,561	$432,182	$12,415	$10,434	$163,962	$748,038
—————————
(1) Future interest payments on variable rate long-term debt are estimated based on the rate in effect as of September 30, 2026, and only include interest payments (not unused line fees).
Borrowings under the Revolving Credit Agreement bear interest at a variable rate based on the Secured Overnight Financing Rate (“SOFR”) or a base rate determined by the lender’s prime rate plus an applicable margin, as defined in the agreement. Any outstanding borrowings under the Revolving Credit Agreement will bear interest at an annual rate, at our election, equal to (i) term SOFR plus a margin ranging from 1.50% to 2.00% or (ii) a base rate plus a margin ranging from 0.50% to 1.00%, in each case depending upon the monthly average excess availability under the revolving credit facility. In addition, we are required to pay a monthly unused line fee equal to 0.20% times the average daily unused availability along with other customary fees and expenses of our agent and lenders. During the nine month period ended September 30, 2026, we had payments of principal totaling $246.9 million and borrowings of principal totaling $201.9 million under the Revolving Credit Agreement. As of September 30, 2026, there were no outstanding borrowings under the Revolving Credit Agreement.
The Senior Notes bear interest at the rate of 4.5% per annum from the date of issuance, payable semi-annually in arrears on April 15 and October 15.
The Convertible Notes bear interest at the rate of 4.0% per annum from the date of issuance, payable semi-annually in arrears on February 1 and August 1, beginning February 1, 2027.
Operating leases represent the total future minimum lease payments that have commenced. As of September 30, 2026, obligations related to operating leases that we have executed but have not yet commenced were insignificant.
We have standby letters of credit totaling $5.6 million issued in connection with workers compensation claims and surety bonds.
We have $55.8 million in purchase commitments through March 2027 for various raw material commodities, including aluminum and nickel as well as other raw material components which are within normal production requirements.

We obtain vehicle chassis for our specialized vehicle products directly from the chassis manufacturers under converter pool agreements. Chassis are obtained from the manufacturers based on orders from customers, and in some cases, for unallocated orders. The agreements generally state that the manufacturer will provide a supply of chassis to be maintained at our facilities with the condition that we will store such chassis and will not move, sell, or otherwise dispose of such chassis except under the terms of the agreement. In addition, the manufacturer typically retains the sole authority to authorize commencement of work on the chassis and to make certain other decisions with respect to the chassis including the terms and pricing of sales of the chassis to the manufacturer’s dealers. The manufacturer also does not transfer the certificate of origin to us nor permit us to sell or transfer the chassis to anyone other than the manufacturer (for ultimate resale to a dealer). Although we are party to related finance agreements with manufacturers, we have not historically settled, nor expect to in the future settle, any related obligations in cash. Instead, the obligation is settled by the manufacturer upon reassignment of the chassis to an accepted dealer, and the dealer is invoiced for the chassis by the manufacturer. Accordingly, as of September 30, 2026 our outstanding chassis converter pool with the manufacturer totaled $21.7 million and we have included this financing agreement on our Condensed Consolidated Balance Sheets within Other accrued liabilities. Under this agreement, if the chassis is not delivered to a customer within a specified time frame, we are required to pay a finance or storage charge on the chassis. Additionally, we receive finance support funds from manufacturers when the chassis are assigned into our chassis pool. Typically, chassis are converted and delivered to customers within 90 days of our receipt of the chassis.
Backlog
Orders that have been confirmed by customers in writing and have defined delivery timeframes are included in our backlog. Orders that comprise our backlog may be subject to changes in quantities, delivery, specifications, terms, or cancellation. The following table presents backlog information as of September 30, 2026, December 31, 2025, and September 30, 2025 (in millions):

	September 30, 2026	December 31, 2025	Change	September 30, 2026	September 30, 2025	Change
12 month backlog	$1,114	$576	93%	$1,114	$658	69%
Total backlog	$1,198	$705	70%	$1,198	$829	45%
The increases in rolling 12-month backlog and total backlog from December 31, 2025 were primarily attributable to new orders received during the first nine months of 2026 exceeding shipments. The increases from September 30, 2025 reflected stronger dry van order activity and our decision to open the 2027 dry van order cycle earlier than the traditional order period, providing fleet customers with greater planning certainty.
We believe our long-term agreements with certain strategic customers provide a meaningful base of future backlog. Refer to the “Outlook” section below for additional information regarding industry and market conditions.
Outlook
The trailer industry generally follows the transportation industry’s cycles. According to ACT Research Company (“ACT”), total United States trailer production in 2025 was approximately 190,000 trailers, a 19% decrease from 2024. Industry uncertainty remains due to overall economic conditions and uneven demand across certain product categories, which is reflected in current market forecasts. ACT and FTR Associations (“FTR”) currently estimate 2026 United States trailer production of approximately 196,000 and 202,000, respectively, representing increases of 3% and 5%, respectively, compared with 2025.
ACT forecasts annual new trailer production of approximately 255,000, 311,000, 311,000, 299,000, and 316,000 for 2027, 2028, 2029, 2030, and 2031, respectively. FTR forecasts annual new trailer production of approximately 235,000, 278,000, 298,000, and 301,000 for 2027, 2028, 2029, and 2030, respectively. Recent dry van order activity has strengthened as 2027 orderboards have opened, supported by improving freight market fundamentals and accumulated replacement needs. However, demand remains uneven across product categories, and uncertainty remains regarding the timing and sustainability of a broader market recovery. Recent order activity may also reflect customers placing orders ahead of potential tariff-related price increases.
These forecasts indicate a recovery from reduced production volumes in recent years and are generally consistent with historical trailer industry production levels. However, economic uncertainty and uneven demand across certain product categories could affect these forecasts. ACT and FTR have revised their forecasts in response to evolving market conditions, and actual production may differ materially from current estimates. We believe our strategic plan and actions taken over the last several years have positioned us to adapt to changing industry and demand conditions through our liquidity position, available borrowing capacity under the Revolving Credit Agreement, diversified portfolio, and ongoing cost-management and operational initiatives.

Other potential risks for the remainder of 2026 primarily relate to our ability to effectively manage our manufacturing operations, overall economic conditions, and evolving trade policies. These policies include enacted and proposed tariffs and antidumping and countervailing duty proceedings affecting certain imported trailers and subassemblies, which may affect material costs, supply chains, competitive conditions and customer purchasing decisions. The cost and availability of raw materials, commodities, and components also remain potential risks. Significant increases in the cost of certain commodities, raw materials or components, including increases resulting from enacted or proposed tariffs, have had, and may continue to have, an adverse effect on our results of operations.
We will endeavor to pass raw material and component price increases to our customers while continuing our cost-management and hedging activities to reduce the effect of material-cost changes on our operating results. We also rely on a limited number of suppliers for certain key components and raw materials, including tires, landing gear, axles, suspensions, aluminum extrusions, chassis and specialty steel coil. Although we have taken actions to mitigate certain of these risks, including entering into previously announced supply agreements designed to support current and expected demand levels, shortages of raw materials or components could adversely affect our ability to meet customer demand. Despite these risks, we believe we are positioned to capitalize on demand as industry conditions normalize.
For the remainder of 2026, we will continue to adjust to changes in the current environment, preserve liquidity and maintain financial flexibility, prioritize employee safety, and support the financial well-being of the Company. We believe we remain positioned for near-term and long-term success in the transportation, logistics and distribution industries because: (1) our core customers are among the major participants in these industries; (2) our technology and innovation provide value-added solutions that reduce operating costs, improve revenue opportunities and address unique transportation needs; (3) our Wabash Management System (“WMS”) principles, processes and enterprise-wide lean efforts focus our organization on interconnected processes critical to our success; (4) we have significant brand recognition, an established presence throughout North America and an extensive dealer network through which we market and sell our products; and (5) our One Wabash approach is designed to create a consistent, superior experience for customers seeking connected solutions in the transportation, logistics and distribution markets. By continuing to be an innovation leader in these industries, we expect to leverage our existing assets and capabilities to pursue higher-margin products and markets and deliver connected, value-added customer solutions.
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
Commodity Prices
We are exposed to fluctuation in commodity prices through the purchase of various raw materials that are processed from commodities such as aluminum, steel, lumber, nickel, copper, and polyethylene. Given the historical volatility of certain commodity prices, this exposure can significantly impact product costs. We manage some of our commodity price changes by entering into fixed price contracts with our suppliers and through financial derivatives. To the extent that we are unable to offset the increased commodity costs in our product prices, our results would be materially and adversely affected. As of September 30, 2026, we had $55.8 million in raw material purchase commitments through March 2027 for materials that will be used in the production process, as compared to $21.5 million as of December 31, 2025. We typically do not set prices for our products more than 45-90 days in advance of our commodity purchases and can, subject to competitive market conditions, take into account the cost of the commodity in setting our prices for each order. As of September 30, 2026, a hypothetical ten percent change in commodity prices based on our raw material purchase commitments through March 2027 would result in a corresponding change in cost of goods sold of approximately $5.6 million. This sensitivity analysis does not account for the change in the competitive environment indirectly related to the change in commodity prices and the potential managerial action taken in response to these changes.

Interest Rates
As of September 30, 2026, we had no floating rate debt outstanding under our Revolving Credit Agreement. The only other outstanding debt on our Condensed Consolidated Balance Sheets as of September 30, 2026 were the Senior Notes and Convertible Notes, which carry fixed interest rates of 4.50% and 4.00%, respectively. Based on the current borrowings under our Revolving Credit Agreement, a hypothetical 100 basis-point change in the floating interest rate would result in no corresponding change in the interest expense over a one-year period. This sensitivity analysis does not account for the change in the competitive environment indirectly related to the change in interest rates and the potential managerial action taken in response to these changes.
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
Item 4. Controls and Procedures
Disclosure Controls and Procedures
Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective as of September 30, 2026.
Changes in Internal Controls over Financial Reporting
There were no changes in the Company’s internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the third quarter of fiscal year 2026 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Part II - OTHER INFORMATION
Item 1. Legal Proceedings
See Item 3 of Part I of our Annual Report on Form 10-K for the year ended December 31, 2025. See also Note 14 to the Condensed Consolidated Financial Statements, “Commitments and Contingencies”, to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report.

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
Unfairly traded imports of van-type trailers and subassemblies and the ineffective implementation or enforcement of available trade remedies could have a material adverse effect on our business, financial condition, cash flows and results of operations.
In November 2025, the American Trailer Manufacturers Coalition, a coalition of U.S. van trailer producers that includes Wabash, filed petitions with the U.S. Department of Commerce (“Commerce”) and the U.S. International Trade Commission (“ITC”) concerning imports of certain van-type trailers and subassemblies from China, Canada and Mexico that were allegedly being sold in the United States at less than fair value or subsidized by foreign governments. Imports subject to these proceedings have adversely affected, and may continue to adversely affect, the U.S. trailer industry, including domestic production, shipments, financial performance and employment.
In February 2026, the ITC preliminarily determined that there was a reasonable indication that the U.S. industry was materially injured by reason of the subject imports from China, Canada and Mexico.
With respect to China, in August 2026, Commerce made final affirmative antidumping and countervailing duty determinations concerning imports of van-type trailers and subassemblies. On September 25, 2026, the ITC made final affirmative determinations that the U.S. industry was materially injured by reason of such imports from China. As a result of these affirmative determinations, Commerce has issued antidumping and countervailing duty orders covering the subject imports from China.
The investigations concerning imports from Canada and Mexico remain pending. Final Commerce determinations concerning Canada and Mexico are expected in December 2026, with final ITC determinations and any resulting orders expected in early 2027.
The failure or inability of U.S. trade officials to implement or effectively enforce antidumping and countervailing duty orders, or the modification, revocation, circumvention or avoidance of such orders, could permit unfairly traded imports to continue entering the United States and could have a material adverse effect on our business, financial condition, cash flows and results of operations.
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
As of September 30, 2026, we had approximately $550.0 million of total indebtedness, and approximately $212.0 million of additional borrowings were available and undrawn under the Revolving Credit Agreement. We also have other contractual obligations and currently pay a regular quarterly dividend of $0.08 per share, or approximately $3.3 million in the aggregate per quarter.
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
Our Senior Notes indenture and Revolving Credit Agreement include customary covenants limiting our ability to, among other things, pay cash dividends, incur debt or liens, redeem or repurchase stock, enter into transactions with affiliates, merge, dissolve, repay subordinated indebtedness, make investments and dispose of assets. Under our Revolving Credit Agreement, we are required to maintain (1) prior to the date (such date, the “Financial Covenant Conversion Date”) on which we provide evidence to the agent under the Revolving Credit Agreement that the fixed charge coverage ratio is greater than 1.0 to 1.0 for the 12 fiscal month periods ending as of the two most recently ended consecutive fiscal quarters ending no earlier than December 31, 2026, minimum liquidity of $90 million at all times and (2) after the Financial Covenant Conversion Date, a minimum fixed charge coverage ratio of not less than 1.0 to 1.0 as of the end of any period of 12 fiscal months when excess availability under the facility is less than the greater of (a) 10% of the lesser of (i) the total revolving commitments and (ii) the borrowing base and (b) $25 million.
As of September 30, 2026, we believe we are in compliance with the provisions of our Senior Notes indenture and our Revolving Credit Agreement. Our ability to comply with the various terms and conditions in the future may be affected by events beyond our control, including prevailing economic, financial and industry conditions.
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
On February 15, 2024, the Company announced that the Board of Directors approved the repurchase of an additional $150 million in shares of common stock over a three year period. This authorization was an increase to the previous $150 million repurchase program approved in August 2021 and the previous $100 million repurchase programs approved in November 2018, February 2017, and February 2016. The repurchase program is set to expire in February 2027. Stock repurchases under this program may be made in the open market or in private transactions at times and in amounts determined by the Company. For the three and nine month periods ended September 30, 2026, the Company repurchased no shares pursuant to our repurchase program and as of September 30, 2026, $93.2 million remained available under the program.

Item 5. Other Information
(c)
During the third quarter of 2026, none of our directors or executive officers adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408(a) of Regulation S-K) except as set forth in the table below.

Name and Title	Action Taken	Date	Type of Trading Arrangement (1)	Duration of Trading Arrangement (2)	Aggregate Number of Shares to be Sold
Brent L. Yeagy President and Chief Executive Officer	Adoption	9/14/2026	Rule 10b5-1 trading arrangement	12/31/2027	Up to 320,000 shares
—————————
(1) Each trading arrangement marked as a Rule 10b5-1 trading arrangement is intended to satisfy the affirmative defense of Rule 10b5-1(c).
(2) Each trading arrangement permits transactions through and including the earlier to occur of the completion of all sales under the trading arrangement or the date listed in the table.

Item 6. Exhibits

Exhibits
10.1
Sixth Amendment to Second Amended and Restated Credit Agreement, dated as of August 12, 2026, among Wabash National Corporation, certain subsidiaries of Wabash National Corporation, the lenders party thereto and Wells Fargo Capital Finance, LLC as administrative agent.

31.1	Certification of Principal Executive Officer
31.2	Certification of Principal Financial Officer
32.1	Written Statement of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)
101
The following materials from Wabash National Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026 are filed herewith, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at September 30, 2026 and December 31, 2025, (ii) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2026 and 2025, (iii) the Condensed Consolidated Statements of Comprehensive (Loss) Income for the three and nine months ended September 30, 2026 and 2025, (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2026 and 2025, (v) the Condensed Consolidated Statements of Stockholders’ Equity for the three and nine months ended September 30, 2026 and 2025, (vi) Notes to Condensed Consolidated Financial Statements and (vii) the information included in Part II, Item 5(c). The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

104	Cover Page Interactive Data File (formatting as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WABASH NATIONAL CORPORATION

Date: October 29, 2026	By:	/s/ Patrick Keslin
Patrick Keslin
Senior Vice President and Chief Financial Officer (Principal Financial Officer)